Form 10-Q
period 2023-03-31
MANGOCEUTICALS, INC.
filed 2023-05-10
CIK 1938046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number 001-41615

Mangoceuticals, Inc.
(Exact name of registrant as specified in its charter)

Texas	87-3841292
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

15110 N. Dallas Parkway, Suite 600 Dallas, Texas	75248
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 242-9619

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	MGRX	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 16,020,000 shares of common stock are issued and outstanding as of May 9, 2023.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

Forward-looking statements include, but are not limited to, statements about:

●	our ability to obtain additional funding;

●	the continuing effect of COVID-19 on our planned operations, sales, and the market for our products;

●	our ability to build and maintain our brand;

●	cybersecurity, information systems and fraud risks and problems with our websites;

●	our ability to expand and grow our operations, and successfully market our products;

●	changes in, and our compliance with, rules and regulations affecting our operations, sales, and/or our products;

●	shipping, production or manufacturing delays;

●	our ability to increase sales;

●	regulations we are required to comply with in connection with our operations, manufacturing, labeling and shipping;

●	competition from existing competitors or new competitors or products that may emerge;

●	our dependency on third-parties to prescribe and compound our erectile dysfunction (ED) product;

●	our ability to establish or maintain relations and/or relationships with third-parties;

●	potential safety risks associated with our Mango ED product, including the use of ingredients, combination of such ingredients and the dosages thereof;

●	the effects of high inflation, increasing interest rates and economic downturns, including potential recessions, as well as macroeconomic, geopolitical, health and industry trends, pandemics, acts of war (including the ongoing Ukraine/Russian conflict) and other large-scale crises;

●	our ability to protect intellectual property rights;

●	our ability to adequately support future growth;

●	our ability to attract and retain key personnel to manage our business effectively; and

●	other risk factors included under “Risk Factors” below.

You should read the matters described and incorporated by reference in “Risk Factors” and the other cautionary statements made in this Report, and incorporated by reference herein, as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mangoceuticals, Inc.

Balance Sheets

	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS
Cash equivalents	$3,791,216	$682,860
Prepaid expenses - related party	31,275	11,745
TOTAL CURRENT ASSETS	3,822,491	694,605

FIXED ASSETS
Property and equipment, net of accumulated depreciation of $9,945	114,936	117,499
TOTAL FIXED ASSETS	114,936	117,499

OTHER ASSETS
Deposits	16,942	16,942
Right of use - asset	160,916	174,241
TOTAL OTHER ASSETS	177,858	191,183
TOTAL ASSETS	$4,115,285	$1,003,287

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	30,796	33,675
Payroll tax liabilities	4,424	2,717
Notes payable to related parties	89,200	89,200
Notes payable	-	78,260
Right-of-use liability - operating lease	58,422	56,725
TOTAL CURRENT LIABILITIES	182,842	260,577
LONG-TERM LIABILITIES
Right-of-use liability - operating lease	113,267	128,680
TOTAL LONG-TERM LIABILITIES	113,267	128,680

TOTAL LIABILITIES	296,109	389,257

COMMITMENTS AND CONTINGENCIES (SEE NOTE 8)

STOCKHOLDERS’ EQUITY
Common stock (par value $0.0001, 200,000,000 shares authorized, of which 15,315,000 and 13,365,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)	1,532	1,337
Additional paid in capital	8,394,285	2,628,449
Accumulated deficit	(4,576,641)	(2,015,756)
TOTAL STOCKHOLDERS’ EQUITY	3,819,176	614,030

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,115,285	$1,003,287

The accompanying notes are an integral part of these financial statements.

Mangoceuticals, Inc.

Statements of Operations

	For The Three Months Ended	For The Three Months Ended
	March 31, 2023	March 31, 2022

Revenues
Revenues	$100,722	$-

Cost of revenues	23,753	-
Cost of revenues - related party	19,770	-
Gross profit	57,199	-

Operating expenses
General and administrative expenses	2,616,324	18,710
Total operating expenses	2,616,324	18,710

Loss from operations	(2,559,125)	(18,710)

Other expense
Imputed interest - related party	1,760	889
Total other expense	1,760	889

Loss before income taxes	(2,560,885)	(19,599)

Income taxes	-	-

Net loss	$(2,560,885)	$(19,599)

Basic and diluted loss per share
Basic and diluted loss per share	$(0.23)	$(0.00)

Weighted average number of shares outstanding
Basic and diluted	11,258,450	8,000,000

The accompanying notes are an integral part of these financial statements.

Mangoceuticals, Inc.

Statements of Changes in Stockholders’ Equity (Deficit)

 For the Three Months Ended March 31, 2023 and 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2021	8,000,000	$800	$181	$(17,701)	$(16,720)

Imputed interest	-	$-	$889	$-	$889

Net loss	-	$-	$-	$(19,599)	$(19,599)

Balance, March 31, 2022	8,000,000	$800	$1,070	$(37,300)	$(35,430)

Balance, December 31, 2022	13,365,000	$1,337	$2,628,449	$(2,015,756)	$614,030

Issuance of common stock for services	700,000	70	699,930	-	700,000

Issuance of common stock for cash	1,250,000	125	4,999,875	-	5,000,000

Imputed interest	-	-	1,760	-	1,760

Options and warrants vested for services	-	-	64,271	-	64,271

Net loss	-	-	-	(2,560,885)	(2,560,885)

Balance, March 31, 2023	15,315,000	$1,532	$8,394,285	$(4,576,641)	$3,819,176

The accompanying notes are an integral part of these financial statements.

Mangoceuticals, Inc.

Statements of Cash Flows

	For the Three Months Ended	For the Three Months Ended
	March 31, 2023	March 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,560,885)	$(19,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,082	-
Issuance of common stock for services	700,000	-
Imputed interest expense	1,760	899
Options vested for services	64,271
(Increase) decrease in operating assets:
Prepaid expenses	(19,530)	-
Operating lease right of use asset	13,325	-
(Decrease) increase in operating liabilities:
Accounts payable and accrued liabilities	(2,879)	-
Operating lease right of use liabilities	(13,716)	-
Payroll tax liabilities	1,707	-
NET CASH USED IN OPERATING ACTIVITIES	(1,809,865)	(18,710)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(3,519)	-
NET CASH USED IN INVESTING ACTIVITIES	(3,519)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on notes payable to related parties	-	50,000
Repayment on notes payable	(78,260)	-
Proceeds from sales of common stock for cash	5,000,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,921,740	50,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,108,356	31,290

CASH AND CASH EQUIVALENTS:
Beginning of period	682,860	22,550
End of period	$3,791,216	$53,840

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

MANGOCEUTICALS, INC.

Notes to Financial Statements

Three Month Periods Ended March 31, 2023 and March 31, 2022

NOTE 1 – ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Mangoceuticals, Inc. (“Mangoceuticals” or the “Company”), was incorporated in the State of a Texas on October 7, 2021, with the intent of focusing on developing, marketing, and selling a variety of men’s wellness products and services via a telemedicine platform. To date, the Company has identified men’s wellness telemedicine services and products as a growing sector in the most recent years and especially related to the areas of erectile dysfunction (“ED”). In this regard, Mangoceuticals has developed and is commercially marketing a new brand of ED product under the brand name “Mango.” This product is produced at a compounding pharmacy using a proprietary combination of U.S. Food and Drug Administration (“FDA”) approved ingredients and is available to patients on the determination of a prescribing physician that the compounded drug is necessary for the individual patient. Mangoceuticals is currently marketing and selling this new brand of ED product exclusively online via its website at www.MangoRx.com.

Mangoceuticals plans to market and sell this new brand of ED products exclusively online and will require the use of a telemedicine visit, a doctor’s prescription and the fulfillment of the prescription by pharmacy licensed in the state in which the customer resides.

Initial Public Offering. In March 2023, the Company completed an initial public offering (the “IPO”), in which the Company issued and sold 1,250,000 shares of authorized common stock for $4.00 per share for net proceeds of $4.35 million, after deducting underwriting discounts and commissions, and offering costs. At the same time, and as part of the same registration statement, but pursuant to a separate prospectus (the “Resale Prospectus”) the Company registered the sale of 4,765,000 shares of common stock, including 2,000,000 shares of common stock issuable upon the exercise of outstanding warrants to purchase shares of common stock with an exercise price of $1.00 per share.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) under the accrual basis of accounting. These financial statements are presented in U.S. dollars and are prepared on a historical cost basis, except for certain financial instruments which are carried at fair value. The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 2022 and 2021 (“SEC”) included in the Company’s Registration Statement on Form S-1 (Amendment No. 4), filed with the Securities and Exchange Commission on February 28, 2023 (the “Form S-1”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the Form S-1 have been omitted.

Cash Equivalents

Highly liquid investments with original maturities of three months or less are considered cash equivalents. The Company maintains the majority of its cash accounts at a commercial bank. The Federal Deposit Insurance Corporation (“FDIC”) insures the total cash balance up to $250,000 per commercial bank. From time to time, cash in deposit accounts may exceed the FDIC limits and the excess would be at risk of loss for purposes of the statement of cash flows. There are no cash equivalents at March 31, 2023 and December 31, 2022 and the Company has not experienced any losses related to uninsured deposits.

Income Taxes

The Company is a taxable entity and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Income taxes are provided in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when the temporary differences reverse. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the enactment date of the rate change. A valuation allowance is used to reduce deferred tax assets to the amount that is more likely than not to be realized.

Net Loss Per Common Share

We compute net loss per share in accordance with ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were 1,250,000 options, 2,087,500 warrants and no derivative securities outstanding as of March 31, 2023 and December 31, 2022. These were excluded because their effect would be anti-dilutive.

Use of Estimates and Assumptions

The preparation of financial statements in accordance with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results can, and in many cases will, differ from those estimates.

Fair Value of Financial Instruments

The Company measures its financial and non-financial assets and liabilities, as well as makes related disclosures, in accordance with FASB ASC 820, Fair Value Measurement, which provides guidance with respect to valuation techniques to be utilized in the determination of fair value of assets and liabilities. Approaches include, (i) the market approach (comparable market prices), (ii) the income approach (present value of future income or cash flow), and (iii) the cost approach (cost to replace the service capacity of an asset or replacement cost). ASC 820 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one more significant inputs or significant value drivers are unobservable.

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition is reflected in earnings. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three (3) to five (5) years.

Concentration and Risks

The Company’s operations are subject to risks including financial, operational, regulatory and other risks including the potential risk of business failure. For the three months ended March 31, 2023 and the year ended December 31, 2022, the Company had no significant revenue from continuing operations which were derived from a single or a few major customers.

Black Scholes Option Pricing Model

The Company uses a Black-Scholes option pricing model to determine fair value of warrants and options issued.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the effect of recently issued standards that are not yet effective will not have a material effect on its financial position or results of operations upon adoption.

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40)”. ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in US GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2020-06 on its financial statements.

Related Parties

The Company follows subtopic 850-10 of FASB ASC 850, Related Party Disclosures for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20, the related parties include a. affiliates of the Company; b. Entities for which investments in their equity securities would be required, absent the election of the fair value option under the guidance of Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement. Material related party transactions have been identified in Notes 3,5 and 7 in the notes to financial statements.

Stock-Based Compensation

The Company recognizes compensation costs to employees under FASB ASC 718 Compensation - Stock Compensation (“ASC 718”). Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options and warrants. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

Revenue Recognition

Our Company generates our online revenue through the sale of products and services purchased by customers directly through our online platform. Online revenue represents the sales of products and services on our platform, net of refunds, credits, and chargebacks, and includes revenue recognition adjustments recorded pursuant to US GAAP. Online revenue is generated by selling directly to consumers through our websites.

The Company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services and has met its performance obligation. For revenue generated through its online platform, the Company defines its customer as an individual who purchases products or services through websites. The transaction price in the Company’s contracts with customers is the total amount of consideration to which the Company expects to be entitled in exchange for transferring products or services to the customer.

The Company’s contracts that contain prescription products issued as the result of a consultation include two performance obligations: access to (i) products and (ii) consultation services. The Company’s contracts for prescription refills have a single performance obligation. Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised product to the customer and, in contracts that contain services, by the provision of consultation services to the customer. The Company satisfies its performance obligation for products at a point in time, which is upon delivery of the products to a third-party carrier. The Company satisfies its performance obligation for services over the period of the consultation service, which is typically a few days. The customer obtains control of the products and services upon the Company’s completion of its performance obligations.

The Company has entered into a Physician Services Agreement with BrighterMD, LLC dba Doctegrity (“Doctegrity”) to provide online telemedicine technology services to the Company. The Company accounts for service revenue as a principal in the arrangement with its customers. This conclusion is reached because (i) the Company determines which providers provide the consultation to the customer; (ii) the Company is primarily responsible for the satisfactory fulfillment and acceptability of the services; (iii) the Company incurs costs for consultation services even for visits that do not result in a prescription and the sale of products; and (iv) the Company, at its sole discretion, sets all listed prices charged on its websites for products and services.

Additionally, the Company has entered into a Master Services Agreement and Statement of Work with Epiq Scripts, LLC (“Contracted Pharmacy”), which is a related party, to provide pharmacy and compounding services to the Company to fulfill its promise to customers for contracts that include sale of prescription products and to fill prescriptions that are ordered by the Company’s customers for fulfillment through the Company’s websites. The Company accounts for prescription product revenue as a principal in the arrangement with its customers. This conclusion is reached because (i) the Company has sole discretion in determining which Contracted Pharmacy fills a customer’s prescription; (ii) Contracted Pharmacy fills the prescription based on fulfillment instructions provided by the Company, including using the Company’s branded packaging for generic products; (iii) the Company is primarily responsible to the customer for the satisfactory fulfillment and acceptability of the order, and; (iv) the Company, at its sole discretion, sets all listed prices charged on its websites for products and services.

The Company accounts for shipping activities, consisting of direct costs to ship products performed after the control of a product has been transferred to the customer, in cost of revenue.

Subsequent events

The Company follows the guidance in subtopic 855-10-50 of FASB ASC 855, Subsequent Events, for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.

NOTE 3 – PREPAID EXPENSES AND DEPOSITS

During the three months ended March 31, 2023 and the year ended December 31, 2022, and in association with the Master Services Agreement and Statement of Work with our related party Contracted Pharmacy, the Company prepays the related party Contracted Pharmacy as a retainer to be credited towards future product sales. As of March 31, 2023 and December 31, 2022, the balance was $31,275 and $11,745. respectively.

Additionally, the Company signed a lease agreement for office space, effective October 1, 2022, which included an initial security deposit of $16,942.

NOTE 4 – PROPERTY AND EQUIPMENT

During the three months ended March 31, 2023, the Company acquired custom product packaging equipment totaling $3,519. Depreciation expense for the three months ended March 31, 2023 and 2022, was $6,082 and $0, respectively. Total net property and equipment was $114,936 and $117,499, as of March 31, 2023 and December 31, 2022, respectively.

	March 31, 2023	December 31, 2022

Computers	5,062	5,062
Equipment	119,819	116,300
Less accumulated depreciation:	(9,945)	(3,863)
Property and equipment, net	114,936	117,499

NOTE 5 – RELATED PARTY TRANSACTIONS

On December 10, 2021 and March 18, 2022, the Company received advances of $39,200 and $50,000, respectively, for a total of $89,200 from its previous majority shareholder, American International Holdings Corp (“AMIH”), in order to cover various general and administrative expenses. The advances bear no interest and are due on demand upon the Company’s ability to repay the advances from either future revenues or investment proceeds. On June 16, 2022, Cohen Enterprises, Inc. (“Cohen Enterprises”), an entity owned and controlled by Jacob D. Cohen, the Company’s Chief Executive Officer and Chairman of the Board of Directors, entered into and closed a Stock Purchase Agreement (the “SPA”) for the purchase of 8,000,000 shares of the outstanding common stock of the Company which were then held by AMIH, which represented 80% of the Company’s then outstanding shares of common stock, in consideration for $90,000. Pursuant to the terms of the SPA, Cohen Enterprises also acquired the right to be repaid the $89,200 advanced from AMIH to the Company.

On June 29, 2022, the Company received an advance of $25,000 from Cohen Enterprises in order to cover various general and administrative expenses. The Company repaid Cohen Enterprises $25,000 on August 18, 2022 bringing the total amount owed to Cohen Enterprises to $89,200 as of March 31, 2023 and December 31, 2022. The Company recorded imputed interest equal to eight percent (8%) per annum, or $1,760 and $917 against the related party advances for the three months ended March 31, 2023 and December 31, 2022, respectively.

On December 10, 2021, the Company received an advance of $70 from ZipDoctor, Inc., a then wholly-owned subsidiary of its then majority shareholder, AMIH, which was used to open and establish the Company’s bank account. The advance bears no interest and is due on demand upon the Company’s ability to repay the advance from either future revenues or investment proceeds. The amount was paid in full on May 24, 2022 and the amount owed to ZipDoctor was $0 and $70 as of March 31, 2023 and December 31, 2022, respectively. Imputed interest at eight percent (8%) per annum on this advance was insignificant and therefore was not calculated, recorded or paid during the time the advance was outstanding from December 10, 2021 to May 24, 2022.

For additional information on related party prepaid expense see Note 3.

NOTE 6 – NOTES PAYABLE

On November 18, 2022, the Company entered a note payable with a vendor for the purchase of equipment in the amount of $78,260. The note bears no interest and is due in three payments of $5,000 each January 1, 2023 through March 1, 2023, a $31,630 payment on April 1, 2023 and a final payment on May 1, 2023 for the outstanding balance. On March 23, 2023, the Company elected to pay off the remaining balance of $63,260. The outstanding balance on March 31, 2023 was $0.

NOTE 7 – CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of “blank check” preferred stock, $0.0001 par value. All preferred stock was undesignated as of March 31, 2023 and December 31, 2022.

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.0001 per share, of which 15,315,000 shares were issued and outstanding at March 31, 2023 and 13,365,000 were issued and outstanding at December 31, 2022.

On April 6, 2022, the Company issued 1,000,000 shares of restricted common stock to the Company’s co-founder and CEO, Jacob D. Cohen, in consideration for services rendered. The shares were valued at $0.10 per share, based on then recent third-party sales of shares, for a total of $100,000. Mr. Cohen is a related party.

On April 6, 2022, the Company issued 1,000,000 shares of restricted common stock to the Company’s co-founder, President and then COO, Jonathan Arango, in consideration for services rendered to the Company. The shares were valued at $0.10 per share, based on then recent third-party sales of shares, for a total of $100,000. Mr. Arango is a related party.

On June 23, 2022, the Company issued 250,000 shares of restricted common stock to The Loev Law Firm, PC in consideration for legal services rendered to the Company. The managing partner of The Loev Law Firm, PC is David M. Loev, who is the brother-in-law of the Company’s CEO, Jacob D. Cohen. The shares were valued at $0.10 per share, based on then recent third-party sales of shares, for a total of $25,000. Mr. Loev is a related party.

On August 8, 2022, the Company began a private placement of up to $2,000,000 of units (the “Units”), each consisting of one share of common stock (the “Shares”) and a warrant to purchase one share of common stock (the “Warrants”), at a price of $1.00 per Unit. The Warrants have a five-year term and an exercise price of $1.00 per share, for which cash would need to be remitted to us for exercise in the event that the shares underlying the warrants have been registered, otherwise the Warrants are exercisable on either a cash basis or a cashless basis. The offering of the Units is referred to as the “Offering.” The Units were offered by the Company only to investors that qualify as “accredited investors,” as that term is defined in Rule 501(a) of Regulation D promulgated by the SEC under the Securities Act of 1933, as amended (the “Securities Act”). The price of the Units was determined by the Company and such price did not necessarily bear any relation to the book value or other recognized criteria of value of the Company.

The Offering commenced on August 8, 2022 and the Company sold 2,000,000 Units at $1.00 per Unit to 23 investors in exchange for $2,000,000 in gross proceeds from the investors, and subsequently issued the investors 2,000,000 Shares and 2,000,000 Warrants between August 16, 2022 and December 31, 2022. As of December 31, 2022, the fair value of Warrants outstanding to investors was $1,438,299. Because the Warrants vested immediately the fair value was assessed on the date of grant.

On September 6, 2022, we entered into a Consulting Agreement with PHX Global, LLC (“PHX”), which is owned by Peter “Casey” Jensen, who is a member of the Board of Directors of AMIH and a related party. Pursuant to the Consulting Agreement, PHX agreed to provide consulting and general business advisory services as reasonably requested by the Company during the term of the agreement, which was for 12 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued PHX 50,000 shares of restricted common stock. The agreement contains customary confidentiality and non-solicitation provisions. The shares were valued at $0.28 per share for a total of $13,921.

On September 6, 2022, we entered into a Consulting Agreement with Ezekiel Elliott (“Elliott”), currently a professional football player in the National Football League, to provide consulting and general business advisory services as reasonably requested by the Company during the term of the agreement, which is for 12 months unless otherwise earlier terminated due to breach of the agreement by either party and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued Elliott 100,000 shares of restricted common stock. The agreement contains customary confidentiality and non-solicitation provisions. The shares were valued at $0.28 per share for a total of $27,842.

On September 15, 2022, we entered into a Consulting Agreement with David Sandler, an individual (“Sandler”), to provide consulting and general business advisory services as reasonably requested by the Company during the term of the agreement, which was for six months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued Sandler 10,000 shares of restricted common stock. The agreement contains customary confidentiality and non-solicitation provisions. The shares were valued at $0.28 per share for a total of $2,784.

On September 15, 2022, we entered into a Consulting Agreement with Hsiaoching Chou, an individual (“Chou”), to provide consulting and general business advisory services as reasonably requested by the Company during the term of the agreement, which was for six months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued Chou 5,000 shares of restricted common stock. The agreement contains customary confidentiality and non-solicitation provisions. The shares were valued at $0.28 per share for a total of $1,392.

On September 22, 2022, we entered into a service agreement with Greentree Financial Group, Inc. (“Greentree” and the “Service Agreement”). Pursuant to the Service Agreement, Greentree agreed to perform the following services: (a) bookkeeping services for the Company for the period from October 1, 2022 through June 30, 2023; (b) advice and assistance to the Company in connection with the conversion of its financial reporting systems, including its projected financial statements, to a format that is consistent with US GAAP; (c) assistance to the Company with compliance filings for the quarters ended September 30, 2022, March 31, 2023, June 30, 2023 and the year ended December 31, 2022, including the structure and entries as well as assistance with US GAAP footnotes; (d) reviewing, and providing advice to the Company on, all documents and accounting systems relating to its finances and transactions, with the purpose of bringing such documents and systems into compliance with US GAAP or disclosures required by the SEC; and (e) providing necessary consulting services and support as a liaison for the Company to third party service providers, including coordination amongst the Company and its attorneys, CPAs and transfer agent. Since February 2015, Mr. Eugene (Gene) M. Johnston, our Chief Financial Officer (who was appointed October 1, 2022) has served as an Audit Manager for Greentree.

The Company agreed to issue Greentree 100,000 shares of the Company’s restricted common stock upon the parties’ entry into the agreement, and to pay Greentree $50,000 in cash, payable as follows: (a) $12,500 on or before September 30, 2022; (b) $12,500 on or before December 31, 2022; (c) $12,500 or before March 31, 2023; and (d) $12,500 on or before June 30, 2023. We also agreed to include the 100,000 shares of common stock issued to Greentree in the Resale Prospectus, which shares of common stock are included therein, and to reimburse Greentree for its reasonable out-of-pocket expenses incurred in connection with Greentree’s activities under the agreement, including the reasonable fees and travel expenses for the meetings on behalf of the Company. The Service Agreement includes customary indemnification obligations requiring the Company to indemnify Greentree and its affiliates with regard to certain matters. The shares were valued at $0.28 per share for a total of $27,842.

On October 1, 2022, the Company executed a Summary of Terms and Conditions (“Offer Letter”) with Gene Johnston (“Johnston”) appointing Johnston to serve as the Company’s Chief Financial Officer on a full-time basis for a term of 12 months. Pursuant to the Offer Letter, the Company issued Johnston 150,000 shares of the Company’s restricted stock and vest over a 6-month period at the rate of 25,000 shares per month with the first 25,000 shares vesting on November 1, 2022. Johnston is eligible to participate in any of the Company’s future sponsored benefit plans, including but not limited to, health insurance benefits, 401k, stock option or restricted stock grants, and other fringe benefits, once established, and no earlier than the first of the month following 105 days of Johnston’s start date. Johnston is also eligible to receive equity incentive grants or cash bonus awards as determined by the Company’s Board (or a committee of the Board) in their sole discretion. The shares were valued at $0.28 per share for a total of $41,763. Mr. Johnston is a related party.

On October 13, 2022, the Company entered into Director Offer Letter agreements with each of Alex Hamilton (“Hamilton”), Dr. Kenny Myers (“Myers”) and Lorraine D’Alessio (“Alessio), compensating each of them with 75,000 shares of restricted common stock (for a total of 225,000 shares) (the “Director Shares”). The Director Shares were issued under the Company’s 2022 Equity Incentive Plan (the “Plan”), with the following vesting schedule: 1/3 of the Director Shares vested on October 14, 2022, and the remaining Director Shares will vest annually in one-third increments commencing on the first anniversary date thereof. The shares were valued at $0.28 per share for a total of $20,881. These individuals are related parties.

On October 14, 2022, the Company issued its Project Manager, Joan Arango, 25,000 shares of restricted common stock under the Plan. The shares were issued to Ms. Arango as a bonus for services rendered to date. Ms. Arango is the sister of the Company’s President and Chief Operating Officer, Jonathan Arango. The shares were valued at $0.28 per share for a total of $7,204. Ms. Arango is a related party.

On November 1, 2022, we entered into a Consulting Agreement with White Unicorn, LLC (“White Unicorn”), to provide business advisory services related to product packaging, strategic marketing, branding, advertising and future product development as reasonably requested by the Company during the term of the agreement, which is for 12 months unless otherwise earlier terminated due to breach of the agreement by either party and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued White Unicorn 100,000 shares of restricted common stock. The agreement contains customary confidentiality and non-solicitation provisions. The shares were valued at $0.28 per share for a total of $28,816.

On December 9, 2022, we entered into a Consulting Agreement with Global Career Networks, Inc. (“Global”) to provide marketing services as reasonably requested by the Company during the term of the agreement, which is for six months unless otherwise earlier terminated due to breach of the agreement by either party and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued Global 100,000 shares of restricted common stock. The agreement contains customary confidentiality and non-solicitation provisions. The shares were valued at $0.28 per share for a total of $28,816.

On December 21, 2022, we entered into a Consulting Agreement with Chartered Services, LLC (“Chartered Services”), to provide strategic marketing services for advertising and consulting, product distribution, digital marketing and identifying creative and constructive brand awareness to the Company during the term of the agreement, which is for six months unless otherwise earlier terminated due to breach of the agreement by either party and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company agreed to pay Chartered Services $150,000 in cash (with $75,000 payable upon entry into the agreement and $75,000 payable on January 31, 2023) and issued Chartered Services 250,000 shares of restricted common stock. The agreement contains customary confidentiality and non-solicitation provisions. The shares were valued at $0.28 per share for a total of $72,039.

On January 3, 2023, we entered into a Consulting Agreement with DojoLabs Group, Inc. (“DojoLabs”), to provide various strategic marketing related services to the Company pursuant to a defined scope of work during the term of the agreement, which is the earlier of a) all deliverables being received by the Company pursuant to the scope of work, or b) if terminated due to breach of the agreement by either party and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company agreed to pay DojoLabs $100,000 in cash and issued DojoLabs 50,000 shares of restricted common stock with registration rights and fully vest upon the completion of all work performed under the scope of work. The agreement contains customary confidentiality and non-solicitation provisions. The shares were valued at $1.00 per share for a total of $100,000.

On January 6, 2023, we entered into a Consulting Agreement with Bethor, Ltd. (“Bethor”), to provide strategic advisory services to the Company during the term of the agreement, which is for 12 months unless otherwise earlier terminated due to breach of the agreement by either party and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued Bethor 250,000 shares of restricted common stock with registration rights. The agreement contains customary confidentiality and non-solicitation provisions. The shares were valued at $1.00 per share for a total of $250,000.

On January 6, 2023, the Company established an advisory board (the “Advisory Board”) and approved and adopted a charter (the “Advisory Board Charter”) to govern the Advisory Board. Pursuant to the Advisory Board Charter, the Advisory Board shall be comprised of a minimum of two (2) members, all of whom shall be appointed and subject to removal by the Board of Directors at any time. In addition to the enumerated responsibilities of the Advisory Board in the Advisory Board Charter, the primary function of the Advisory Board is to assist the Board of Directors in its general oversight of the Company’s development of new business ventures and strategic planning.

In connection with the establishment of the Advisory Board, the Board of Directors appointed Dr. Brian Rudman (“Dr. Rudman”) and Mr. Jarrett Boon (“Mr. Boon”), both of whom are independent, non-Board members and non-Company employees, to the Advisory Board. Dr. Rudman will serve as Chairman of the Advisory Board.

In connection with Dr. Rudman’s appointment to the Advisory Board, the Company entered into an Advisor Agreement (the “Dr. Rudman Consulting Agreement”), dated effective January 6, 2023, with Dr. Rudman, whereby the Company agreed to issue Dr. Rudman 25,000 shares of the Company’s restricted common stock, pay Dr. Rudman $2,000 per month in cash, and reimburse Dr. Rudman for reasonable out-of-pocket expenses, including, without limitation, travel expenses incurred by him in connection with the Company’s requests of the performance of his duties to the Company in service on the Advisory Board. The shares were valued at $1.00 per share for a total of $25,000.

In connection with Mr. Boon’s appointment to the Advisory Board, the Company entered into an Advisor Agreement (the “Mr. Boon Consulting Agreement”), dated effective January 6, 2023, with Mr. Boon, whereby the Company agreed to issue Mr. Boon 25,000 shares of the Company’s restricted common stock and to reimburse Mr. Boon for reasonable out-of-pocket expenses, including, without limitation, travel expenses incurred by him in connection with the Company’s requests of the performance of his duties to the Company in service on the Advisory Board. The shares were valued at $1.00 per share for a total of $25,000.

On January 24, 2023, we entered into Consulting Agreements with four consultants to the Company: (1) Sultan Haroon; (2) John Helfrich; (3) Justin Baker; and (4) Maja Matthews, each of whom is also an employee of Epiq Scripts. Pursuant to the Consulting Agreements, the Consultants agreed to provide us services related to the research, development, packaging and marketing for additional pharmaceutical and other over-the-counter related products during the term of the agreement, which each have a term of 18 months unless otherwise earlier terminated due to breach of the agreement by either party and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued an aggregate of 350,000 shares of common stock to the consultants as follows: (1) Sultan Haroon 150,000 shares of restricted common stock; (2) John Helfrich 25,000 shares of restricted common stock; (3) Justin Baker 25,000 shares of restricted common stock; and (4) Maja Matthews 150,000 shares of restricted common stock. The shares issued to Haroon and Matthews vest at the rate of 50,000 shares upon entry into the agreement, 50,000 shares upon the Company’s successful launch of a new product category, and 50,000 shares upon the Company’s successful launch of a second and additional new product category, in each case prior to the 18-month anniversary of the applicable agreement. The shares issued to Helfrich and Baker vest at the rate of 10,000 shares upon entry into the agreement, 7,500 shares upon the Company’s successful launch of a new product category, and 7,500 shares upon the Company’s successful launch of a second and additional new product category, in each case prior to the 18-month anniversary of the applicable agreement. Any shares not vested by the eighteen-month anniversary of the applicable agreement are forfeited. The agreement contains customary confidentiality and non-solicitation provisions. The shares were valued at $1.00 per share for a total of $350,000.

On March 22, 2023, the Company sold 1,250,000 shares of its common stock at a price of $4.00 per share to investors in connection with its IPO for gross proceeds of $5,000,000.

Options:

During the year ended December 31, 2022, the Company granted a total of 1,250,000 options to purchase shares of common stock of the Company, of which 750,000 were granted to Jacob Cohen, the Company’s CEO, and 500,000 were granted to Jonathan Arango, the Company’s President and then COO, related to their respective employment agreement. The options have an exercise price of $1.10 per share, an original life of five years and vest at the annual renewal of their employment over three years. As of March 31, 2023 and December 31, 2022, $186,434 and $82,267 has been recorded as stock-based compensation. Both Mr. Cohen and Arango are related parties.

The following table summarizes common stock options activity: The following table summarizes common stock options activity:

	Options	Weighted Average Exercise Price
December 31, 2021	-	$-
Granted	1,250,000	1.10
Exercised	-	-
Expired	-	-
Outstanding, December 31, 2022	1,250,000	$1.10
Exercisable, December 31, 2022	133,333	$1.10
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, March 31, 2023	1,250,000	$1.10
Exercisable, March 31, 2023	237,500	$1.10

The weighted average exercise prices, remaining lives for options granted, and exercisable as of March 31, 2023 were as follows:

	Outstanding Options		Exercisable Options
Options Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$1.10	1,250,000	4.42	$1.10	237,500	$1.10

As March 31, 2023, the fair value of options outstanding was $624,713. The aggregate initial fair value of the options measured on the grant date of August 31, 2022 was calculated using the Black-Scholes option pricing model based on the following assumption:

Fair Value of Common Stock on measurement date	$1.00
Risk free interest rate	3.30%
Volatility	92.54%
Dividend Yield	0%
Expected Term	3.5

(1)	The risk-free interest rate was determined by management using the market yield on U.S. Treasury securities with comparable terms as of the measurement date.
(2)	The trading volatility was determined by calculating the volatility of the Company’s peer group.
(3)	The Company does not expect to pay a dividend in the foreseeable future
(4)	The Company, in accordance with staff accounting bulletin (“SAB”)14-D.2, used the simplified method (plain vanilla) to determine the overall expected term

Warrants:

During the year ended December 31, 2022, the Company issued a total of 2,000,000 Warrants to investors and 210,070 Warrants as compensation for services rendered in connection with the Offering. The Warrants have an original life of five years and vested immediately. The Warrants for services were expensed as stock-based compensation at the aggregate fair value in the amount of $151,821. Because the Warrants vested immediately, the fair value was assessed on the grant date. The aggregate fair value of the Warrants were measured using the Black-Scholes option pricing model. The Company and the holder of 210,070 Warrants for services agreed to cancel the Warrants and reversed the entries for stock-based compensation to zero at year ended December 31, 2022.

As additional consideration in connection with the IPO, upon the closing of the IPO, we granted Boustead Securities, LLC, the representative of the underwriters named in the Underwriting Agreement for the IPO, warrants to purchase 87,500 shares of common stock with an exercise price of $5.00 per share, which are exercisable beginning six months after the effective date of the registration statement filed in connection with the IPO (March 20, 2023) and expire five years after such effectiveness date. The fair value of the warrants on the grant date was $31,995.

As of March 31, 2023 and December 31, 2022, the fair value of Warrants outstanding to investors was $1,470,294. Because the Warrants vest immediately the fair value was assessed on the grant date.

The following table summarizes common stock warrants activity:

	Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2021	-	$-
Granted	2,210,070	1.00
Exercised	-	-
Expired	-
Cancelled	(210,070)	1.00
Outstanding, December 31, 2022	2,000,000	1.00
Exercisable, December 31, 2022	2,000,000	$1.00

Granted	87,500	5.00
Exercised	-	-
Expired	-	-
Cancelled	-	-
Outstanding, March 31, 2023	2,087,500	1.17
Exercisable, March 31, 2023	2,087,500	$1.17

The weighted average exercise prices, remaining lives for warrants granted, and exercisable as of March 31, 2023, were as follows:

	Outstanding and Exercisable Warrants
Warrants Exercise Price Per Share	Shares	Life (Years)
$1.00	2,087,500	4.28

As of March 31, 2023, 2,087,500 Warrants are outstanding and vested, and the vested stock Warrants have a weighted average remining life of 4.28 years.

Fair Value of Common Stock on measurement date	$0.37 - $0.72
Risk free interest rate	From 2.95% to 4.00%
Volatility	From 88.92% to 92.87%
Dividend Yield	0%
Expected Term	5 years

(1)	The risk-free interest rate was determined by management using the market yield on U.S. Treasury securities with comparable terms as of the measurement date.
(2)	The trading volatility was determined by calculating the volatility of the Company’s peer group.
(3)	The Company does not expect to pay a dividend in the foreseeable future.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company may become a party to lawsuits involving various matters. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. The Company is not currently subject to any such litigation.

Operating Leases

The Company has a lease for an office in Dallas, Texas, classified as an operating lease under ASC 842, Leases.

On September 28, 2022, and with an effective date of October 1, 2022, the Company entered into a Lease Agreement with Rox Trep Tollway, L.P. (the “Landlord”) to lease and occupy approximately 2,201 square feet of office space located at 15110 Dallas Parkway, Suite 600, Dallas, Texas 75248 to serve as the Company’s main headquarters (the “Lease Agreement”). The Lease Agreement has a term of thirty-eight (38) months and has a monthly base rent of $5,778, or $31.50 per square foot, for the from months 3-18 and increases at the rate of $1 per square foot per annum until the end of the lease term (the “Base Rent”). In addition to the Base Rent, the Company is required to reimburse the landlord for its pro-rata share of all real estate taxes and assessments, hazard and liability insurance and common area maintenance costs for the building at the rate of 2.45% (the “Proportionate Rent”). Upon the execution of the Lease Agreement, the Company agreed to prepay the first full month’s Base Rent along with a security deposit equal to $16,942.

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company used an estimated incremental borrowing rate of 8% to estimate the present value of the right of use liability.

The Company has right-of-use assets of $160,916 and $174,241 and operating lease liabilities of $171,689 and $185,405 as of March 31, 2023 and December 31, 2022, respectively. Operating lease expense for the three months ended March 31, 2023 and 2022 was $16,942 and $0, respectively. The Company has recorded $0 in impairment charges related to right-of-use assets during the three months ended March 31, 2023 and 2022.

Maturity of Lease Liabilities at March 31, 2023	Amount
2023	69,515
2024	71,716
2025	67,589
Total lease payments	208,820
Less: Imputed interest	(37,131)
Present value of lease liabilities	$171,689

NOTE 9 – SUBSEQUENT EVENTS

On April 24, 2023, a warrant holder exercised private placement Warrants to purchase 100,000 shares of common stock with an exercise price of $1.00 per share in consideration for $100,000 in cash. The shares of common stock issuable upon exercise of the warrants were registered under the Securities Act.

On April 24, 2023, a warrant holder exercised private placement Warrants to purchase 100,000 shares of common stock with an exercise price of $1.00 per share in consideration for $100,000 in cash. The shares of common stock issuable upon exercise of the warrants were registered under the Securities Act.

On April 24, 2023, a warrant holder exercised private placement Warrants to purchase 25,000 shares of common stock with an exercise price of $1.00 per share in consideration for $25,000 in cash. The shares of common stock issuable upon exercise of the warrants were registered under the Securities Act.

On April 24, 2023, a warrant holder exercised private placement Warrants to purchase 25,000 shares of common stock with an exercise price of $1.00 per share in consideration for $25,000 in cash. The shares of common stock issuable upon exercise of the warrants were registered under the Securities Act.

On April 25, 2023, a warrant holder exercised private placement Warrants to purchase 75,000 shares of common stock with an exercise price of $1.00 per share in consideration for $75,000 in cash. The shares of common stock issuable upon exercise of the warrants were registered under the Securities Act.

On April 26, 2023, a warrant holder exercised private placement Warrants to purchase 100,000 shares of common stock with an exercise price of $1.00 per share in consideration for $100,000 in cash. The shares of common stock issuable upon exercise of the warrants were registered under the Securities Act.

On May 1, 2023, a warrant holder exercised private placement Warrants to purchase 25,000 shares of common stock with an exercise price of $1.00 per share in consideration for $25,000 in cash. The shares of common stock issuable upon exercise of the warrants were registered under the Securities Act.

On and effective on May 1, 2023, the Company entered into an Employment Agreement with Mrs. Hammer (the “Employment Agreement”). The Employment Agreement provides for Mrs. Hammer to serve as Chief Operating Officer of the Company for an initial three-year term extending through May 1, 2026, provided that the agreement automatically renews for additional one-year terms thereafter in the event neither party provides the other at least 60 days prior notice of their intention not to renew the terms of the agreement. The agreement provides for Mrs. Hammer to receive an annual salary of $150,000 per year. The Employment Agreement also required the Company to grant Mrs. Hammer a sign-on bonus of (a) 75,000 shares of common stock of the Company, vested in full upon issuance, and (b) options to purchase an additional 150,000 shares of common stock of the Company, with an exercise price of the greater of (i) $1.10 per share; and (ii) the closing sales price of the Company’s common stock on the Nasdaq Capital Market on the date the Employment Agreement and the grant is approved by the Board (which date was May 1, 2023), and which exercise price was $1.10 per share, with options to purchase 50,000 shares vesting every twelve months that the Employment Agreement is in effect, subject to the terms of the Company’s 2022 Equity Incentive Plan. The options are exercisable for a period of ten years and are documented by a separate option agreement entered into by the Company and Mrs. Hammer.

Effective May 1, 2023, the Board of Directors of the Company, with Mr. Cohen abstaining, with the recommendation of the Compensation Committee of the Board of Directors of the Company, approved an increase in the annual salary of Mr. Jacob Cohen, the Chief Executive Officer and Chairman of the Company, from $180,000 to $300,000 per year.

On May 1, 2023, we entered into a Software Development Agreement with Redlime Solutions, Inc. (“Redlime”) to provide software development services during the term of the agreement, which is for twelve months. In consideration for agreeing to provide the services under the agreement, the Company agreed to pay Redlime $300,000 in cash and issue Redlime 180,000 shares of restricted common stock. The shares were valued at $1.00 per share for a total of $180,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

You should read the matters described and incorporated by reference in “Risk Factors” and the other cautionary statements made in this Report, and incorporated by reference herein, as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our prospectus dated March 20, 2023, filed pursuant to Rule 424(b)(4) in connection with our IPO (defined below)(the “Prospectus”).

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our financial statements included above under “Part I - Financial Information” – “Item 1. Financial Statements”.

Please see the “Glossary of Industry Terms” beginning on page ii of the Prospectus for a list of abbreviations, acronyms and definitions of certain terms used in this Report, which are commonly used in our industry.

Our logo and some of our trademarks and tradenames are used in this Report. This Report also includes trademarks, tradenames and service marks that are the property of others. Solely for convenience, trademarks, tradenames and service marks referred to in this Report may appear without the ®, ™ and SM symbols. References to our trademarks, tradenames and service marks are not intended to indicate in any way that we will not assert to the fullest extent under applicable law our rights or the rights of the applicable licensors if any, nor that respective owners to other intellectual property rights will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend the use or display of other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

The market data and certain other statistical information used throughout this Report are based on independent industry publications, reports by market research firms or other independent sources that we believe to be reliable sources; and we have not commissioned any of the market or survey data that is presented in this Report. While we are not aware of any misstatements regarding any third-party information presented in this Report, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties, and are subject to change based on various factors, including those discussed under the section entitled “Risk Factors” of this Report. These and other factors could cause our future performance to differ materially from our assumptions and estimates. Some market and other data included herein, as well as the data of competitors as they relate to Mangoceuticals, Inc., is also based on our good faith estimates.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “Mango”, “MangoRX” and “Mangoceuticals” refer specifically to Mangoceuticals, Inc.

In addition, unless the context otherwise requires and for the purposes of this Report only:

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and
●	“Securities Act” refers to the Securities Act of 1933, as amended.

Where You Can Find Other Information

We file annual, quarterly, and current reports, proxy statements and other information with the Securities and Exchange Commission. Our SEC filings (reports, proxy and information statements, and other information) are available to the public over the Internet at the SEC’s website at www.sec.gov and are available for download, free of charge, soon after such reports are filed with or furnished to the SEC, on the “Investor Relations,” “SEC Filings” page of our website at https://investors.mangorx.com. Information on our website is not part of this Report, and we do not desire to incorporate by reference such information herein. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report.

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Summary of our operations.

●	Plan of Operations. A description of our plan of operations for the next 12 months including required funding.

●	Results of Operations. An analysis of our financial results comparing the three and nine months ended March 31, 2023 and 2022.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

●	Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Overview

We connect consumers to licensed healthcare professionals through our recently launched website at www.MangoRX.com for the provision of care via telehealth on our customer portal and plan to also provide access for customers to a licensed pharmacy for online fulfillment and distribution of certain medications that may be prescribed as part of telehealth consultations.

We have identified men’s wellness telemedicine services and products as a growing sector in recent years and especially related to the areas of erectile dysfunction (“ED”) products. We have developed and are commercially marketing a new brand of ED product under the brand name “Mango.” This product is produced at a compounding pharmacy and is available to patients on the determination of a prescribing physician that the compounded drug is necessary for the individual patient. This product currently includes the following three ingredients: Tadalafil (the active ingredient in Cialis) and Oxytocin, which are used in U.S. Food and Drug Administration (“FDA”) approved drugs; and L-Arginine, an amino acid that is available as a dietary supplement. However, the fact that Tadalafil and Oxytocin are used in FDA approved drugs, and L-arginine is available as a dietary supplement, does not mean that these ingredients will prove safe when combined into a single formulation to treat ED. We currently offer two dosage levels of our Mango ED product and anticipate doctors prescribing a dosage based on the needs and medical history of the patient. Our Mango ED product currently includes the following amounts of the three ingredients discussed above: (1) Tadalafil (10 milligrams (mg)), Oxytocin (100 International units (IU)) and L-Arginine (50mg); and (2) Tadalafil (20mg), Oxytocin (100IU) and L-Arginine (50mg). Our Mango ED product has not been, and will not be, approved by the FDA and instead we plan to produce and sell our products, including our Mango ED product, under an exemption provided by Section 503A of the Federal Food, Drug, and Cosmetic Act, as discussed below.

We are not aware of any clinical studies involving the administration of tadalafil sublingually at the doses we provide patients, or the compounding of tadalafil, oxytocin, and L-arginine to treat ED, as is contemplated by our ED product. We are, however, aware of other companies that are currently selling oral disintegrating tablets for ED, including those using a combination of Tadalafil and Sildenafil (the active ingredient in Viagra). Additionally, because our Mango ED product is being specially compounded for the customer by a pharmacist with a physician’s prescription and because the ingredients for our Mango ED product will be publicly disclosed, this product formula can be replicated by other companies.

Because our ED product has not been, and will not be, approved by the FDA, our product has not had the benefit of the FDA’s clinical trial protocol which seeks to prevent the possibility of serious patient injury and death. If this were to occur, we could be subject to litigation and governmental action, which could result in costly litigation, significant fines, judgments or penalties.

We currently anticipate using approximately $1.8 million of the net proceeds from our IPO to finance the marketing and operational expenses associated with the marketing of our Mango ED product. We launched our website in mid-November 2022. To date, we have sold only a small amount of products and generated only limited revenues.

Mango has been formulated as a Rapid Dissolve Tablet (“RDT”) using a sublingual (applied under the tongue) delivery system to bypass the stomach and liver. It is a generally established principle that sublingual drug absorption through the oral mucosa is generally faster than drug absorption through the gastrointestinal tract. This is because sublingual drugs that are absorbed through the oral mucosa directly enter the systemic circulation, bypassing the gastrointestinal tract and first-pass metabolism in the liver (see H. Zhang et al., Oral mucosal drug delivery: clinical pharmacokinetics and therapeutic applications, 41 Clin Pharmacokinet 661, 662 (2002). Though the active ingredients that comprise our Mango product are meant to treat ED – an issue that according to a 2018 study published in The Journal of Sexual Medicine has been estimated to affect over one-third of today’s men’s population (with prevalence increasing with age) – we are also aiming to brand ourselves as a lifestyle company marketed to men seeking enhanced sexual vitality, performance, and overall mood and confidence. Mango is currently sold exclusively online via our website at www.MangoRX.com.

Plan of Operations

We had working capital of $3.6 million as of March 31, 2023. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we don’t currently anticipate the need for additional funding in order to continue our operations at their current levels and to pay the costs associated with being a public company for the next 12 months. We may however require additional funding in the future to expand or complete acquisitions. Our plan for the next twelve months is to continue using the same marketing and management strategies and continue providing a quality product with excellent customer service while also seeking to expand our operations organically or through acquisitions as funding and opportunities arise, and, as discussed above, we have also purchased a homesite on which we are in the process of constructing a custom home, which we then plan to sell. As our business continues to grow, customer feedback will be integral in making small adjustments to improve the product and overall customer experience. We plan to raise additional required funding when required through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

We are headquartered in Dallas, Texas and intend to grow our business both organically and through identifying acquisition targets over the next 12 months in the technology, health and wellness space. Specifically, we plan to continue to make additional and ongoing technology enhancements to its platform, further develop, market and advertise additional men’s health and wellness related products on its telemedicine platform, and identify strategic acquisitions that complement our vision. As these opportunities arise, we will determine the best method for financing such acquisitions and growth which may include the issuance of debt instruments, common stock, preferred stock, or a combination thereof, all of which may result in significant dilution to existing shareholders.

To support our existing operations or any future expansion of business, including the ability to execute our growth strategy, we must have sufficient capital to continue to make investments and fund operations. We have plans to pursue an aggressive growth strategy for the expansion of operations through marketing to attract new customers for our Mango ED product.

We expect that the proceeds from our IPO plus our current cash will be sufficient to fund our operations and execute our growth strategy (as discussed above) for at least 12 months after the date of this Report. Moving forward, we may seek additional funding through equity financings, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. We may not be able to obtain financing on acceptable terms or at all. The terms of any financing may adversely affect the holdings or rights of our shareholders. Although we continue to pursue these plans, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continued operations, if at all.

Results of Operations

Revenues

We launched our website in mid-November 2022. To date and through March 31, 2023, we have sold only a small amount of products and generated only $100,722 in revenues for the three months ended March 31, 2023. We plan to continue to market and seek to sell commercial quantities of our Mango ED product throughout 2023. We did not generate any revenue for the three months ended March 31, 2022.

Cost of Revenues

We had cost of revenues of $23,753 and related party cost of revenues of $19,770, relating to amounts paid to Epiq Scripts, LLC, a related party, 51% owned and controlled by Jacob D. Cohen, our Chairman and Chief Executive Officer, which entity provides us pharmacy and compounding services (“Epiq Scripts”), each for the three months ended March 31, 2023, resulting in gross profit of $57,199 for the three months ended March 31, 2022. The related party revenues were associated with the Master Services Agreement entered into with Epiq Scripts and a related statement of work and the remaining $23,753 was attributed to an unrelated party carrier and shipping expenses. We did not have any cost of revenues for the three months ended March 31, 2023. The Company analyzed the following factors when determining the amounts to be paid to Epiq Scripts under the Master Services Agreement and related statement of work: a) the fairness of the terms for the Company (including fairness from a financial point of view); b) the materiality of the transaction; c) bids / terms for a similar transaction from unrelated parties; d) the structure of the transaction; and e) the interests of each related party in the transaction.

Operating Expenses and Net Loss

We had total general and administrative expenses of $2,616,324 and imputed interest expense of $1,760 (which represented imputed interest on the related party loans discussed below under “Liquidity and Capital Resources”) for the three months ended March 31, 2023, resulting in a net loss of $2,560,885, compared to general and administrative expenses of $18,710 and $889 of imputed interest expense (which represented imputed interest on the related party loans discussed below under “Liquidity and Capital Resources”) for the three months ended March 31, 2022.

The increase in general administration expenses for the three months ended March 31, 2023, compared to the prior period, was due primarily to (a) stock-based compensation from issuances of options and warrants, totaling $764,271 (including a total of $700,000 attributed to stock issued for services and 64,271 attributed to stock-based compensation from issuances of options and warrants) and $0 for the three months ended March 31, 2022, respectively, which increase was due to us having issued no stock compensation during the 2022 period; (b) advertising and marketing expenses in the amount of $284,366 and $18,700, for the three months ended March 31, 2023 and 2022, respectively, related to us increasing our advertising and marketing costs in the 2023 period as we ramped up our marketing efforts in connection with the expansion of our operations; (c) legal fees of $139,579 and $0, for the three months ended March 31, 2023 and 2022, respectively, mainly related to legal fees in the current period in connection with our initial public offering and related matters; (d) placement agent fees of $400,000 and $0, for the three months ended March 31, 2023 and 2022, respectively, relating to fees paid to our placement agent in connection with our initial public offering; (e) salaries and benefits of $173,839 and $0, for the three months ended March 31, 2023 and 2022, respectively, which increased due to the engagement of new employees as we ramped up our operations in the current period; (f) accounting and auditing fees of $56,600 and $0 for the three months ended March 31, 2023 and 2022, respectively, which increase was in connection with fees paid to our accountants and auditors in connection with the preparation of the financial statements for our initial public offering; (g) general consulting related expenses of $163,513 and $0 for the three months ended March 31, 2023 and 2022, respectively, related to other various consulting fees paid in connection with our operations in the current period; and (h) software development fees of $131,420 and $0 for the three months ended March 31, 2023 and 2022, respectively, related to the front and backend development of our website in the current period.

Liquidity and Capital Resources

As of March 31, 2023, we had $3,791,216 of cash on-hand, compared to $682,860 of cash on-hand of December 31, 2022. We also had $31,275 of prepaid expenses, related party, relating to amounts funded to Epiq Scripts, which is 51% owned and controlled by Jacob D. Cohen, our Chairman and Chief Executive Officer, $114,936 of property and equipment, net consisting of computers, office and custom product packaging equipment, $16,942 of security deposit, representing the security deposit on our leased office space and $160,916 of right of use asset in connection with our office space lease. Cash increased mainly due to funds raised in the IPO.

As of March 31, 2023, the Company had total current liabilities of $182,842, consisting of notes payable to related parties of $89,200, as discussed in further detail below under “Related Party Loans and Advances”, $30,796 of accounts payable and accrued liabilities, $4,424 of payroll tax liabilities, and $58,422 of right-of-use liability, operating lease, current portion. We also had $113,267 of right-of-use liability, long-term.

As of March 31, 2023, we had $4,115,285 in total assets, $296,109 in total liabilities, working capital of $3.6 million and a total accumulated deficit of $4,576,641.

We have mainly relied on related party loans, as well as funds raised through the sale of securities, mainly through the private placement offering and our IPO discussed below, to support our operations since inception. We have primarily used our available cash to pay operating expenses. We do not have any material commitments for capital expenditures.

We have experienced recurring net losses since inception. We believe that we will continue to incur substantial operating expenses in the foreseeable future as we continue to invest to bring our Mango ED product to market and to attract customers, expand the product offerings and enhance technology and infrastructure. These efforts may prove more expensive than we anticipate, and we may not succeed in generating commercial revenues or net income to offset these expenses. Accordingly, we may not be able to achieve profitability, and we may incur significant losses for the foreseeable future. Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of December 31, 2022. As of March 31, 2023, our current capital resources, combined with the net proceeds from the offering, are expected to be sufficient for us to fund operations for the next 12 months. We may need funding in addition to the funding raised in our IPO, to support our operations in the future. We may also seek to acquire additional businesses or assets in the future, which may require us to raise funding. We currently anticipate such funding, if required, being raised through the offering of debt or equity. Such additional financing, if required, may not be available on favorable terms, if at all. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our shareholders experiencing significant dilution. If such financing is unavailable, we may be forced to curtail our business plan, which may cause the value of our securities to decline in value.

To support our existing operations or any future expansion of business, including the ability to execute our growth strategy, we must have sufficient capital to continue to make investments and fund operations. We have plans to pursue an aggressive growth strategy for the expansion of operations through marketing to attract new customers for our Mango ED product.

Cash Flows

	Three months ended March 31, 2023	Three months ended March 31, 2022
Cash provided by (used in):
Operating activities	$(1,809,865)	$(18,710)
Investing activities	(3,519)	-
Financing activities	4,921,740	50,000
Net increase (decrease) in cash	$3,108,356	$31,290

Net cash used in operating activities was $1,809,865 for the three months ended March 31, 2023, which was mainly due to $2,560,885 of net loss, offset by $700,000 of common stock issued for services.

Net cash used in operating activities was $18,710 for the three months ended March 31, 2022, which was due to $19,599 of net loss offset by $899 of imputed interest.

Net cash used in investing activities was $3,519 for the three months ended March 31, 2023, which was due to the purchase of equipment.

Net cash provided by financing activities was $4,921,740 for the three months ended March 31, 2023, which was due to $5,000,000 of funds raised in the IPO, offset by repayments of notes payable of $78,260.

Net cash provided by financing activities was $50,000 for the three months ended March 31, 2022, due to borrowings from related parties of $50,000.

Related Party Loans and Advances

On December 10, 2021 and March 18, 2022, the Company received advances of $39,200 and $50,000, respectively, for a total of $89,200 from its previous majority shareholder, American International Holdings Corp. (“American International”), in order to cover various general and administrative expenses. The amount owed to American International was $39,200 as of December 31, 2021. Imputed interest equal to 8% per annum, or $181, was recorded against the related party advance as of December 31, 2021. Other than the imputed interest discussed above, the advances bear no interest and are due on demand upon the Company’s ability to repay the advances from either future revenues or investment proceeds. Pursuant to the terms of the June 16, 2022, SPA discussed above, on June 16, 2022, Cohen Enterprises also acquired the right to be repaid the $89,200 advanced from American International to the Company.

On June 29, 2022, the Company received an advance of $25,000 from Cohen Enterprises, Inc. (“Cohen Enterprises”), which is owned by Mr. Cohen, the Chairman and Chief Executive Officer of the Company, who is also the majority shareholder of the Company, in order to cover various general and administrative expenses. The Company repaid Cohen Enterprises $25,000 on August 18, 2022, bringing the total amount owed to Cohen Enterprises to $89,200 as of December 31, 2022 and March 31, 2023. The Company recorded imputed interest equal to 8% per annum, or $1,760, against the related party advances for the three months ended March 31, 2023.

Jacob D. Cohen, the Company’s Chairman and Chief Executive Officer, has made his personal credit card available for purchases on behalf of the Company to cover various general and administrative expenses. Mr. Cohen has been repaid a total of $247,126 for the three months ended March 31, 2023, and $248,151 for the year ended December 31, 2022, for Company purchases made using his personal credit card.

On November 18, 2022, the Company entered into a Secured Installment Promissory Note with a vendor for the purchase of equipment in the amount of $78,260 (the “Note Payable”). The note bears no interest unless an event of default occurs, and then it bears interest at the rate of 10% per annum until paid in full. The Note Payable was payable in installments, requiring a payments of $5,000 on each of January 1, 2023, February 1, 2023, and March 1, 2023, with a $31,630 payment due on April 1, 2023 and a final payment due on May 1, 2023, for the outstanding balance, all of which were paid. The outstanding balance on December 31, 2022 was $78,260 and as of March 31, 2023, was $0. The Note Payable may be prepaid at any time without penalty, and is payable immediately upon a change of control of the Company. The equipment relating to the Note Payable is kept at Epiq Scripts principal business location and is used by Epiq Scripts in fulfilling orders of our products. Epiq Scripts is 51% owned and controlled by Jacob D. Cohen, our Chairman and Chief Executive Officer. The Note Payable includes customary events of default and covenants of the Company. The equipment acquired includes an auto-lock shut-off such that if we are in default under the Note Payable, such equipment will shut-off and be unusable. The amount owed under the Note Payable is secured by the equipment purchased.

2022 Private Placement

In August 2022, the Company initiated a private placement of up to $2 million of units to accredited investors, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock, at a price of $1.00 per unit. The warrants have a five-year term (from each closing date that units were sold) and an exercise price of $1.00 per share. If at any time after the six-month anniversary of the issuance date, there is no effective registration statement registering, or no current prospectus available for the resale of the shares of common stock issuable upon exercise the warrants, the holder of the warrants may elect a cashless exercise of the warrants. Boustead Securities, LLC, the representative of the underwriters in our IPO, served as the placement agent in connection with the private placement. In total, we sold an aggregate of 2,000,000 units for $2,000,000 to 23 accredited investors between August 16, 2022 and December 22, 2022, the end date of the offering.

Initial Public Offering

On March 23, 2023 (the “Closing Date”), we consummated our initial public offering (the “IPO”) of 1,250,000 shares of common stock at a price to the public of $4.00 per share, pursuant to that certain Underwriting Agreement, dated March 20, 2023 (the “Underwriting Agreement”), between the Company and Boustead Securities, LLC, as representative (the “Representative”) of several underwriters named in the Underwriting Agreement. In connection with the IPO, the Company also granted the Representative a 45-day option to purchase up to an additional 187,500 shares of its common stock, which has expired unexercised.

The Common Stock offered and sold to the public pursuant to the Company’s registration statement on Form S-1 (File No. 333-269240) filed by the Company with the SEC under the Securities Act, on January 13, 2023, which became effective on March 20, 2023.

On the Closing Date, the Company received gross proceeds of approximately $5 million, before deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

At the same time, and as part of the same registration statement, but pursuant to a separate prospectus (the “Resale Prospectus”) the Company registered the sale of 4,765,000 shares of common stock, including 2,000,000 shares of common stock issuable upon the exercise of outstanding warrants to purchase shares of common stock with an exercise price of $1.00 per share.

As additional consideration in connection with the IPO, upon the closing of the IPO, we granted Boustead Securities, LLC, the representative of the underwriters named in the Underwriting Agreement for the IPO, warrants to purchase 87,500 shares of common stock with an exercise price of $5.00 per share, which are exercisable beginning six months after the effective date of the registration statement filed in connection with the IPO (March 20, 2023) and expire five years after such effectiveness date.

Need for Future Funding

As discussed above, our current capital resources, combined with the net proceeds from the offering, are expected to be sufficient for us to fund operations for the next 12 months. We may need funding in addition to the funding raised in our IPO, to support our operations in the future. We may also seek to acquire additional businesses or assets in the future, which may require us to raise funding. We currently anticipate such funding, if required, being raised through the offering of debt or equity. Such additional financing, if required, may not be available on favorable terms, if at all. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our shareholders experiencing significant dilution. If such financing is unavailable, we may be forced to curtail our business plan, which may cause the value of our securities to decline in value.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses. “Note 2 – Summary of Significant Accounting Policies” included in our audited financial statements included under “Index to Financial Statements” in prospectus dated March 20, 2023, filed pursuant to Rule 424(b)(4) in connection with our IPO (the “Prospectus”), describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies and estimates have a higher degree of inherent uncertainty and require significant judgments. Accordingly, actual results could differ from those estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Prospectus and the notes to the audited financial statements appearing elsewhere in the Prospectus. During the quarter ended March 31, 2023, there were no material changes to our critical accounting policies from those discussed in our Prospectus.

JOBS Act and Recent Accounting Pronouncements

The JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act.

We have implemented all new accounting pronouncements that are in effect and may impact our financial statements and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Recent Accounting Pronouncements

Refer to “Note 2: Summary of Significant Accounting Policies” to our unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements not yet adopted.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us or contemplated to be brought against us.

Item 1A. Risk Factors

Selected Risks Associated with Our Company

Our business is subject to numerous risks and uncertainties, including those in the section entitled “Risk Factors” and elsewhere in this Report. These risks include, but are not limited to, the following:

●	We have a limited operating history, have produced only a limited amount of products and have generated only limited revenues to date;

●	Our ability to execute our growth strategy and scale our operations and risks associated with such growth, and our ability to attract members and customers;

●	The effect of the COVID-19 pandemic, and governmental responses thereto on our operations, those of our vendors, our customers and the economy in general;

●	Risks associated with our ED product which has not been, and will not be, approved by the FDA and has not had the benefit of the U.S. Food and Drug Administration’s (“FDA’s”) clinical trial protocol which seeks to prevent the possibility of serious patient injury and death;

●	Risks that the FDA may determine that the compounding of our planned products does not fall within the exemption from the Federal Food, Drug, and Cosmetic Act (“FFDCA Act”) provided by Section 503A;

●	Risks associated with related party relationships and agreements;

●	The effect of data security breaches, malicious code and/or hackers;

●	Competition and our ability to create a well-known brand name;

●	Changes in consumer tastes and preferences;

●	Material changes and/or terminations of our relationships with key parties;

●	Significant product returns from customers, product liability, recalls and litigation associated with tainted products or products found to cause health issues;

●	Our ability to innovate, expand our offerings and compete against competitors which may have greater resources;

●	Our significant reliance on related party transactions;

●	Our Chairman and Chief Executive Officer, Jacob D. Cohen, has majority voting control over the company which may deter some investors;

●	Our ability to prevent credit card and payment fraud;

●	Risks associated with inflation, and increases in interest rates and economic downturns, including potential recessions, as well as macroeconomic, geopolitical, health and industry trends, pandemics, acts of war (including the ongoing Ukraine/Russian conflict) and other large-scale crises;

●	The risk of unauthorized access to confidential information;

●	Our ability to protect our intellectual property and trade secrets, claims from third-parties that we have violated their intellectual property or trade secrets and potential lawsuits in connection therewith;

●	Our and our providers’ ability to comply with government regulations, changing regulations and laws, penalties associated with any non-compliance (inadvertent or otherwise), the effect of new laws or regulations, and our ability to comply with such new laws or regulations;

●	Our reliance on our current management and the terms of their employment agreements with us;

●	The outcome of future lawsuits, litigation, regulatory matters or claims;

●	The fact that certain recent initial public offerings of companies with public floats comparable to the public float of the Company have experienced extreme volatility that was seemingly unrelated to the underlying performance of the respective company; and the fact that we may experience similar volatility, which may make it difficult for investors to assess the value of our common stock;

●	Certain terms and provisions of our governing documents which may prevent a change of control, and which provide for indemnification of officers and directors, limit the liability of officers or directors, and provide for the board of director’s ability to issue blank check preferred stock; and

●	The anticipated volatile nature of the trading price of our common stock following the IPO; and dilution which may be caused by future sales of securities.

There have been no material changes to the risk factors set forth in the section titled “Risk Factors” included in our Prospectus, dated March 20, 2023, filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act on March 22, 2023 (the “Prospectus”) in connection with our initial public offering (“IPO”).

Our business involves significant risks. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q and in our other public filings, as well as our audited financial statements and related notes as disclosed in the Prospectus in connection with our IPO. The risks and uncertainties described below are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below. The risks relating to our business set forth in our Prospectus, are set forth below and are unchanged substantively as of March 20, 2023, except for those risks designated by an asterisk (*).

Investing in our common stock involves a high degree of risk. You should carefully consider each of the following risks, together with all other information set forth in this Report, including the financial statements and the related notes, before making a decision to buy our common stock. If any of the following risks actually occurs, our business could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to our Operating History and Need for Funding

We were recently formed, have a limited operating history and have generated only limited revenues to date and there is no assurance that we can generate revenues or sell any commercial amount of our products in the future.(*)

We were only recently formed and have limited operating history. We launched our website in mid-November 2022. To date we have sold only a small amount of products and generated only limited revenues and have not sold sufficient quantities of our Mango erectile dysfunction (“ED”) product to support our operations. There is no assurance that we can generate revenues sufficient to support our operations, and even if additional revenues are generated, there is no assurance that we can generate sufficient net income to support our operations. As reflected in the accompanying financials, the Company had a net loss of $2,560,885 for the three months ended March 31, 2023 and an accumulated deficit of $4,576,641 as of March 31, 2023. Additionally, the Company had a net loss of $1,998,055 for the year ended December 31, 2022 and an accumulated deficit of $2,015,756 as of December 31, 2022.

We have experienced recurring net losses since inception. We believe that we will continue to incur substantial operating expenses in the foreseeable future as we continue to invest to bring our Mango ED product to market and to attract customers, expand the product offerings and enhance technology and infrastructure. These efforts may prove more expensive than we anticipate, and we may not succeed in generating commercial revenues or net income to offset these expenses. Accordingly, we may not be able to achieve profitability, and we may incur significant losses for the foreseeable future. Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of December 31, 2022. As of March 31, 2023, our current capital resources, combined with the net proceeds from the offering, are expected to be sufficient for us to fund operations for the next 12 months. We may need funding in addition to the funding raised in our IPO, to support our operations in the future. We may also seek to acquire additional businesses or assets in the future, which may require us to raise funding. We currently anticipate such funding, if required, being raised through the offering of debt or equity. Such additional financing, if required, may not be available on favorable terms, if at all. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our shareholders experiencing significant dilution. If such financing is unavailable, we may be forced to curtail our business plan, which may cause the value of our securities to decline in value.

Since we have a limited operating history, it is difficult for potential investors to evaluate our business and our business is in a relatively new consumer product segment, which is difficult to forecast.

Our limited operating history in the health and wellness industry may hinder our ability to successfully meet our objectives and makes it difficult for potential investors to evaluate our business or prospective operations. As an early-stage company, we are subject to all the risks inherent in the financing, expenditures, operations, regulatory compliance, complications and delays inherent in a new business. Accordingly, our business and success face risks from uncertainties faced by developing companies in a competitive environment. The likelihood of our success must be considered in light of the problems, expenses, difficulties, regulatory challenges, complications and delays frequently encountered in connection with the formation of a new business, the development of a new strategy and the competitive environment in which we operate. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

Additionally, our industry segment is relatively new, and is constantly evolving. As a result, there is a lack of available information with which to forecast industry trends or patterns. There is no assurance that sustainable industry trends or preferences will develop that will lead to predictable growth or earnings forecasts for individual companies or the industry segment as a whole. We are also unable to determine what impact future governmental regulation may have on trends and preferences or patterns within our industry segment.

We will need additional capital which may not be available on commercially acceptable terms, if at all, and this raises questions about our ability to continue as a going concern.(*)

We need capital to support our operations and to commercialize our current Mango ED product. We may also require additional funding in the future to support our operations, expand our product line, pay expenses, or expand or complete acquisitions. The most likely source of future funds presently available to us will be through the sale of equity capital or debt. Any sale of share capital will result in dilution to existing shareholders. Furthermore, we may incur debt in the future, and may not have sufficient funds to repay our future indebtedness or may default on our future debts, jeopardizing our business viability.

We may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to expand our operations and business, which might result in the value of our securities decreasing in value or becoming worthless. Additional financing may not be available to us on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans. Obtaining additional financing contains risks, including:

●	additional equity financing may not be available to us on satisfactory terms and any equity we are able to issue could lead to dilution for current shareholders;

●	loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants and control or revocation provisions, which are not acceptable to management or our directors;

●	the current environment in capital markets combined with our capital constraints may prevent us from being able to obtain adequate debt financing; and

●	if we fail to obtain required additional financing to commercialize our products and grow our business, we would need to delay or scale back our business plan, reduce our operating costs, or delay product launches, each of which would have a material adverse effect on our business, future prospects, and financial condition.

Additionally, we may have difficulty obtaining additional funding, and we may have to accept terms that would adversely affect our shareholders. For example, the terms of any future financings may impose restrictions on our right to declare dividends (provided that none are currently planned) or on the manner in which we conduct our business. Additionally, lending institutions or private investors may impose restrictions on a future decision by us to make capital expenditures, acquisitions or significant asset sales. If we are unable to raise additional funds, we may be forced to curtail or even abandon our business plan.

Risks Related to Our Business Activities

We may not be able to successfully commercialize our Mango ED product or any other potential future men’s wellness products.

We may not be able to effectively commercialize our Mango ED product or any other potential future men’s wellness products. If we are unable to successfully commercialize our Mango ED product or successfully develop, produce, launch and commercialize any other potential future men’s wellness products, our ability to generate product sales will be severely limited, which will have a material adverse impact on our business, financial condition, and results of operations.

We expect to face intense competition, often from companies with greater resources and experience than we have.

The health, wellness, and telemedicine industries are highly competitive and subject to rapid change. The industries continue to expand and evolve as an increasing number of competitors and potential competitors enter the market. Many of these competitors and potential competitors have substantially greater financial, technological, managerial and research and development resources and experience than we have. We plan to mainly compete with other companies offering men’s wellness products, including Hims & Hers Health, Inc. and Roman, and with our Mango ED product, we are also competing against much larger pharmaceutical companies who offer ED branded drugs like Viagra (Pfizer) and Cialis (marketed by Lilly ICOS LLC, a joint venture between Eli Lilly and Company and ICOS Corporation) and their generic forms. The majority of these competitors and potential competitors have more experience than we have in the development of health and wellness services and products. In addition, our planned services and products will compete with service and product offerings from large and well-established companies that have greater marketing and sales experience and capabilities than we or the parties with which we contract have. If we are unable to compete successfully, we may be unable to grow and sustain our revenue.

We believe that our ability to compete depends upon many factors both within and beyond our control, including:

●	our marketing efforts;

●	the flexibility and variety of our product offerings relative to our competitors, and our ability to timely launch new product initiatives;

●	the quality and price of products offered by us and our competitors;

●	our reputation and brand strength relative to our competitors;

●	customer satisfaction;

●	the size and composition of our customer base;

●	the convenience of the experience that we provide;

●	our ability to comply with, and manage the costs of complying with, laws and regulations applicable to our business; and

●	our ability to cost-effectively source and distribute the products we offer and to manage our operation.

Many competitors also have longer operating histories, and will have larger fulfillment infrastructures, greater technical capabilities, faster shipping times, lower-cost shipping, lower operating costs, greater financial, marketing, institutional and other resources and larger consumer bases than we do. These factors may also allow our competitors to derive greater revenue and profits from their existing consumer bases, acquire consumers at lower costs or respond more quickly than we are able to, to new or emerging technologies and changes in product trends and consumer shopping behavior. These competitors may engage in more extensive research and development efforts, enter or expand their presence in any or all of the ecommerce or retail channels where we plan to compete, undertake more far-reaching marketing campaigns, and adopt more aggressive pricing policies, which may allow them to build larger consumer bases or generate revenue from their existing consumer bases more effectively than we are able to. As a result, these competitors may be able to offer comparable or substitute products to consumers at similar or lower costs. This could put pressure on us to lower our prices, resulting in lower revenue and margins or cause us to lose market share even if we lower prices.

Furthermore, companies with greater resources or more well-known brand names may attempt to compete with us, and as a result, we may lose current or potential customers and may be unable to generate sufficient revenues to support our operations, any one of which could have a material adverse effect on our ability to grow and our results of operations.

We may not successfully compete with larger competitors that have greater financial, sales, technical and other resources. Companies with greater resources may acquire our competitors or launch new products, and they may be able to use their resources and scale to respond to competitive pressures and changes in consumer preferences by reducing prices or increasing promotional activities, among other things.

If we fail to successfully provide a good customer experience, including by developing new product offerings, our ability to attract members and customers may be materially adversely affected.

Our ability to obtain customers and retain future customers, attract customers and increase customer engagement with us will depend in part on our ability to successfully implement and improve our customer experience, including by continuing to create and introduce new product offerings, improving upon and enhancing our existing product offerings and strengthening our customers interactions with our brand and products. If new or enhanced product offerings are unsuccessful, we may be unable to attract or retain customers and our operating results could be materially adversely affected. Furthermore, new or shifting customer demands, tastes or interests, superior competitive offerings or a deterioration in our product offering quality or our ability to bring new or enhanced product offerings to market quickly and efficiently could negatively affect the attractiveness of our products and the economics of our business and require us to make substantial changes to and additional investments in our product offerings or business model.

We may expend our limited resources to pursue particular products or services and may fail to capitalize on products or services that may be more profitable or for which there is a greater likelihood of success.(*)

Because we have limited financial and managerial resources, we must focus our efforts on particular service programs and products. As a result, we may forego or delay the pursuit of opportunities with other services or products that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Any such failure could result in missed opportunities and/or our focus on products or services with low market potential, which would harm our business and financial condition. Funds raised in the IPO are earmarked for among other things, branding, marketing and selling our ED product, and does not include and capital allocated for future products or services anticipated to be sold in the future under the ‘Mango’ label and brand.

We have entered into a Master Services Agreement and Statement of Work with Epiq Scripts, LLC, a related party, which entity is currently licensed to provide pharmacy services in only 44 states.(*)

We have entered into a Master Services Agreement and Statement of Work (SOW) for Epiq Scripts, a related party, 51% owned and controlled by Jacob D. Cohen, our Chairman and Chief Executive Officer, to provide us pharmacy and compounding services. Epiq Scripts has filed with the Utilization Review Accreditation Commission (“URAC”) to obtain its pharmacy accreditation and has State Board of Pharmacy (or its equivalent) licenses in 44 states: Alaska, Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kansas, Maine, Maryland, Massachusetts, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin, and Wyoming. It is also in the process of applying for additional state licenses and plans to eventually obtain licenses in all 50 states by the end of 2023, with some state licenses easier to obtain and quicker to obtain than others. As a result of the above, Epiq Scripts can currently only provide the Services to us in the 44 states described above, and we will be unable to sell its products to any customers in any states other than those 44 states, until Epiq Scripts is able to obtain licenses in other states and is limited to selling products to customers only in the states in which Epiq Scripts holds licenses.

The Master Services Agreement does not address product liability claims which may result in us bringing legal claims or actions against Epiq Scripts to attempt to seek indemnification or contribution for product liability claims.

Each party to the Master Services Agreement agreed to indemnify, defend, and hold harmless the other and the other party’s officers, directors, shareholders, employees, and agents from and against any and all nonparty claims, or actions for damages, liabilities (including strict liability), penalties, costs and expenses (including reasonable legal fees, expenses and costs) to the proportionate extent caused by (1) the negligence or willful misconduct of the indemnitor or any of its employees or agents in connection with the performance of the agreement, or (2) any breach of any representation, warranty or covenant under the agreement by the indemnitor or any of its employees or agents. Additionally, the parties agreed that neither party will be liable to the other for special, incidental, or exemplary damages, subject to certain limited exceptions. The Master Services Agreement does not address product liability claims or assign any rights of indemnification or contribution in connection therewith. As a result, in the event of product liability claims, we may be forced to bring legal claims or actions against Epiq Scripts to attempt to seek indemnification or contribution for product liability claims, to the extent that we are sued in connection with such claims and Epiq Scripts isn’t sued or that we are found primarily liable for such claims. Such claims may be costly, time consuming, and may not ultimately result in a favorable outcome to us, all of which may have an adverse effect on the value of our securities.

We plan to exclusively rely on Epiq Scripts, a new formed entity with a limited operating history, for our pharmacy compounding services.

We have entered into a Master Services Agreement with Epiq Scripts, a related party, 51% owned and controlled by Jacob D. Cohen, our Chairman and Chief Executive Officer, to operate as our sole and exclusive licensed pharmacy to compound our Mango ED to customers, assuming such Mango ED product is prescribed by physicians pursuant to our agreement with BrighterMD, LLC doing business as Doctegrity (“Doctegrity”). Epiq Scripts was only formed in January 2022, and to date has only recently began compounding drugs for patients. We face risks relying on a newly formed pharmacy with limited operations. Those risks include risks that Epiq Scripts will not be able to follow applicable regulatory guidelines relating to, will not be able to timely or cost effectively complete, or may not correctly, fulfill, specialty compound, package, ship, dispense and/or distribute our Mango ED product. If Epiq Scripts is not able to scale its operations to meet the demand of our operations, or is unable to undertake any of the actions described above, our business may be materially and adversely affected, we may need to find a new partner pharmacy, which may charge us more money for its services or may not have as favorable contract terms, we may be delayed or prevented from selling our Mango ED product, and may face fines, penalties or litigation. In the event of the occurrence of any of the above, the value of our securities may decline in value or become worthless.

Our business depends on our brand, and any failure to maintain, protect or enhance our brand, including as a result of events outside our control, could materially adversely affect our business.

We believe our future success depends on our ability to maintain and grow the value of the “Mango” brand. Maintaining, promoting and positioning our brand and reputation will depend on, among other factors, the success of our marketing and merchandising efforts and our ability to provide a consistent, high-quality customer experience. Any negative publicity, regardless of its accuracy, could materially adversely affect our business. Brand value is based in large part on perceptions of subjective qualities, and any incident that erodes the loyalty of our customers, including adverse publicity or a governmental investigation or litigation, could significantly reduce the value of our brand and significantly damage our business.

The value of our brand also depends on effective customer support to provide a high-quality customer experience, which requires significant personnel expense. If not managed properly, this expense could impact our profitability. Failure to manage or train our own or outsourced customer support representatives properly, or our inability to hire sufficient customer support representatives could result in lower-quality customer support and/or increased customer response times, compromising our ability to handle customer complaints effectively.

Our ability to gain and increase market acceptance and generate commercial revenues will be subject to a variety of risks, many of which are out of our control.

Our Mango ED product and any other potential future men’s wellness products may not gain or increase market acceptance among physicians, patients, healthcare payors or the medical community. We believe that the degree of market acceptance and our ability to generate commercial revenues from such products will depend on a number of factors, including:

●	our ability to expand the use of our products through targeted patient and physician education;

●	competition and timing of market introduction of competitive products;

●	quality, safety and efficacy in the approved setting;

●	prevalence and severity of any side effects, including those of the components of our products;

●	emergence of previously unknown side effects, including those of the generic components of our products;

●	potential or perceived advantages or disadvantages over alternative treatments;

●	the convenience and ease of purchasing the product, as perceived by potential patients;

●	strength of sales, marketing and distribution support;

●	price, both in absolute terms and relative to alternative treatments;

●	the effectiveness of any future collaborators’ sales and marketing strategies;

●	the effect of current and future healthcare laws;

●	availability of coverage and reimbursement from government and other third-party payors;

●	recommendations for prescribing physicians to complete certain educational programs for prescribing drugs;

●	the willingness of patients to pay out-of-pocket in the absence of government or third-party coverage; and

●	product labeling, product insert, or new studies or trial requirements of the FDA or other regulatory authorities.

Our Mango ED and/or future products may fail to achieve market acceptance or generate significant revenue to achieve sustainable profitability. In addition, our efforts to educate the medical community and third-party payors on the safety and benefits of our drugs may require significant resources and may not be successful.

We may be unable to scale our operations fast enough to bring down our cost of sales and generate revenues sufficient to support our operations.

We believe that in general, the faster we are able to scale up our operations, the lower our cost of sales, as a percentage of revenue, will be, as we believe that certain economics of scale exist with our operations. If we are unable to grow our business fast enough to take advantage of these economies of scale, our operations may suffer, and we may not be profitable.

Economic downturns or a change in consumer preferences, perception and spending habits could limit consumer demand for our products and negatively affect our future business.

The products that we sell and plan to sell in the future (including our Mango ED product) may be adversely affected from time to time by economic downturns that impact consumer spending, including discretionary spending. Future economic conditions such as employment levels, business conditions, housing starts, market volatility, interest rates, inflation rates, energy and fuel costs and tax rates, or our actions in response to these conditions, such as price increases, could reduce consumer spending or change consumer purchasing habits.

Our performance depends significantly on factors that may affect the level and pattern of consumer spending in the markets in which we operate. Such factors include consumer preference, consumer confidence, consumer income, consumer perception of the safety and quality of our future products and shifts in the perceived value for our products relative to alternatives. A general decline in the consumption of our future products could occur at any time as a result of change in consumer preference, perception, confidence and spending habits, including an unwillingness to pay a premium or an inability to purchase our products due to financial hardship or increased price sensitivity, which may be exacerbated by the effects of the COVID-19 pandemic, inflationary pressures and economic uncertainty. If consumer preferences shift away from our future products, our business, financial condition and results of operations could be adversely affected.

The success of our products depend on a number of factors including our ability to accurately anticipate changes in market demand and consumer preferences, our ability to differentiate the quality of our future products from those of our competitors, and the effectiveness of our marketing and advertising campaigns for our products. We may not be successful in identifying trends in consumer preferences and developing products that respond to such trends in a timely manner. We also may not be able to effectively promote our products by our marketing and advertising campaigns and gain market acceptance. If our products fail to gain market acceptance, are restricted by regulatory requirements or have quality problems, we may not be able to fully recover costs and expenses incurred in our operation, and our business, financial condition, results of operations and prospects could be adversely affected.

We rely upon independent third-party transportation providers for all of our product shipments and are subject to increased shipping costs as well as the potential inability of our third-party transportation providers to deliver on a timely basis.

We rely upon independent third-party transportation providers for all of our product shipments, including shipments from our related party pharmacy to our customers. Our utilization of these third party delivery services for shipments is subject to risks which may impact a shipping company’s ability to provide delivery services that adequately meet our shipping needs, including risks related to employee strikes, labor and capacity constraints, port security considerations, trade policy changes or restrictions, military conflicts, acts of terrorism, accidents, natural disasters and inclement weather. Any interruption in service provided by our shipping companies could cause temporary disruptions in our business, a loss of sales and profits, and other material adverse effects. In addition, we are subject to increased shipping costs when fuel prices increase, as we use expedited means of transportation such as air freight. If we change the shipping company we use, we could face logistical difficulties that could adversely affect deliveries, and we would incur costs and expend resources in connection with such change.

The failure of our physician services provider, Doctegrity, to attract and retain physicians in a competitive labor market could limit our ability to execute our growth strategy, resulting in a slower rate of growth.

Our wellness business will depend on the ability of our future contracted telemedicine services provider(s) to continue to recruit and retain a sufficient number of qualified licensed doctors. Although we expect such provider(s) will have an effective recruitment process, there is no assurance that such provider(s) will be able to secure arrangements with sufficient numbers of licensed doctors or retain the services of such practitioners. If our provider(s) experience delays or shortages in obtaining access to qualified physicians, we would be unable to operate and may be forced to seek alternative arrangements which could be more costly or may be forced to suspend our business operations.

If we are unable to maintain or enter into future agreements with suppliers or our suppliers fail to supply us with our Mango ED product ingredients or any other potential future men’s wellness products, we may experience delays in selling our products.(*)

We may not be successful in maintaining or entering into new supply agreements on reasonable terms or at all or that we or our suppliers will be able to obtain or maintain the necessary regulatory approvals or state and federal controlled substances registrations for current or potential future suppliers in a timely manner or at all. If we are unable to obtain a sufficient quantity of active pharmaceutical ingredients manufactured at a facility that is registered and listed with the FDA and required to produce products, there could be a delay in producing products, which could adversely affect our product sales and operating results materially, which could significantly harm our business. This has not occurred to date.

We currently do not have any manufacturing facilities and intend to rely on third parties for the supply of our products (such as Epiq Scripts), as well as for the supply of materials. However, we cannot be certain that we or our suppliers will be able to obtain or maintain the necessary regulatory approvals or registrations for these suppliers in a timely manner or at all.

Our business is exposed to risks associated with credit card and other online payment chargebacks and fraud.

A majority of our revenue is, and is expected to be, processed through credit cards and other online payments. If we experience refunds or chargebacks, our processors could require us to create reserves, increase fees or terminate contracts with us, which would have an adverse effect on our financial condition. Our failure to limit fraudulent transactions conducted on our website, such as through the use of stolen credit card numbers, could also subject us to liability and adversely impact our reputation. Under credit card association rules, penalties may be imposed at the discretion of the association for inadequate fraud protection. Any such potential penalties would be imposed on our credit card processor by the association. However, we face the risk that we may fail to maintain an adequate level of fraud protection and that one or more credit card associations or other processors may, at any time, assess penalties against us or terminate our ability to accept credit card payments or other form of online payments from customers, which would have a material adverse effect on our business, financial condition and operating results.

We could also incur significant fines or lose our ability to give customers the option of using credit cards to pay for our products if we fail to follow payment card industry data security standards, even if there is no compromise of customer information. Although we believe that we operate in compliance with payment card industry data security standards, it is possible that at times we may not be in full compliance with these standards. Accordingly, we could be fined, which could impact our financial condition, or our ability to accept credit and debit cards as payment could be suspended, which would cause us to be unable to process payments using credit cards. If we are unable to accept credit card payments, our business, financial condition and operating results may be adversely affected.

In addition, we could be liable if there is a breach of the payment information. Online commerce and communications depend on the secure transmission of confidential information over public networks. We rely on encryption and authentication technology to authenticate and secure the transmission of confidential information, including cardholder information. However, this technology may not prevent breaches of the systems we use to protect cardholder information. In addition, some of our contracting parties may also collect or possess information about our customers, and we may be subject to litigation or our reputation may be harmed if our contracting parties fail to protect our customers’ information or if they use it in a manner inconsistent with our policies and practices. Data breaches can also occur as a result of non-technical issues. Under contracts with processors, if there is unauthorized access to, or disclosure of, credit card information we store, we could be liable to the credit card issuing banks for their cost of issuing new cards and related expenses.

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or customers, or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we collect, store, use and disclose sensitive data, including health information and other types of personally identifiable information, or PII. We also process and store, and use additional third parties to process and store, confidential and proprietary information such as intellectual property and other proprietary business information, including that of our customers, providers and contracting parties.

Security breaches of this infrastructure, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, and employee or contractor error, negligence or malfeasance, can create system disruptions, shutdowns or unauthorized disclosure or modifications of information, causing sensitive, confidential or proprietary information to be accessed or acquired without authorization or to become publicly available. Because of the nature of the sensitive, confidential and proprietary information that we expect to collect, store, transmit, and otherwise process, the security of our technology platform and other aspects of our services, including those provided or facilitated by our third-party service providers, will be important to our operations and business strategy. Measures taken to protect our systems, those of our third-party service providers, or sensitive, confidential and proprietary information that we or our third-party service providers process or maintain, may not adequately protect us from the risks associated with the collection, storage and transmission of such information. A security breach or privacy violation that leads to disclosure or unauthorized use or modification of, or that prevents access to or otherwise impacts the confidentiality, security, or integrity of, sensitive, confidential, or proprietary information we or our third-party service providers maintain or otherwise process, could harm our reputation, compel us to comply with breach notification laws, and cause us to incur significant costs for remediation, fines, penalties, notification to individuals and governmental authorities, implementation of measures intended to repair or replace systems or technology and to prevent future occurrences, potential increases in insurance premiums, and forensic security audits or investigations. As a result, a security breach or privacy violation could result in increased costs or loss of revenue.

Any actual or suspected security breach or other compromise of our security measures or those of our third-party vendors, whether as a result of hacking efforts, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering or otherwise, could harm our reputation and business, damage our brand and make it harder to retain existing customers or acquire new ones, require us to expend significant capital and other resources to address the breach, and result in a violation of applicable laws, regulations or other legal obligations. Our insurance policies may not cover, or may not be adequate to reimburse us for, losses caused by any such security breach.

We rely on email and other messaging services to connect with our existing and potential customers. Our customers may be targeted by parties using fraudulent spoofing and phishing emails to misappropriate passwords, payment information or other personal information or to introduce viruses through Trojan horse programs or otherwise through our customers’ computers, smartphones, tablets or other devices. Despite our efforts to mitigate the effectiveness of such malicious email campaigns through product improvements, spoofing and phishing may damage our brand and increase our costs. Any of these events or circumstances could materially adversely affect our business, financial condition and operating results.

We may experience fluctuations in our tax obligations and effective tax rate, which could adversely affect our business, results of operations, and financial condition.

We are subject to taxes in every jurisdiction in which we operate. We record tax expense based on current tax liabilities and our estimates of future tax liabilities, which may include reserves for estimates of probable settlements of tax audits. At any one-time, multiple tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. Further, our effective tax rate in a given financial statement period may be materially impacted by changes in tax laws, changes in the mix and level of earnings by taxing jurisdictions, or changes to existing accounting rules or regulations. Fluctuations in our tax obligations and effective tax rate could adversely affect our business, results of operations, and financial condition.

If we become subject to product liability claims, we may be required to pay damages that exceed our insurance coverage, if any.

Our products are subject to risks for product liability claims due to inherent potential side effects. We may be unable to obtain or maintain product liability coverage. A product liability claim in excess of, or excluded from, our insurance coverage which currently covers exposure to product liability claims, both technology products and physical products, would have to be paid out of cash reserves and could have a material adverse effect upon our business, financial condition and results of operations. Product liability insurance is expensive even with large self-insured retentions or deductibles, difficult to maintain, and current or increased coverage may not continue to be available on acceptable terms, if at all.

If we cannot successfully defend ourselves against a product liability claim, we may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	injury to our reputation;

●	costs of defending the claim and/or related litigation;

●	cost of any potential adverse verdict;

●	substantial monetary awards to patients or other claimants; and

●	the inability to commercialize our products.

Damages awarded in a product liability action could be substantial and could have a negative impact on our financial condition. Whether or not we were ultimately successful in product liability litigation, such litigation would consume substantial amounts of our financial and managerial resources, and might result in adverse publicity, all of which would impair our business.

For example, a 2014 study published in The Journal of the American Medical Association determined that Sildenafil (the active ingredient in Viagra) may be associated with a higher risk of developing melanoma. The study evaluated data from more than 25,000 men who used Sildenafil and found that Sildenafil use was significantly associated with an increased risk of subsequent melanoma, after considering other risk factors. It is possible that the ingredients we plan to use in our Mango ED product or any other products we sell in the future could be found in the future to result in increases in the likelihood of developing cancer or other diseases, which could subject us to litigation, penalties or recalls, all of which could have a material adverse effect on our operations and cause the value of our securities to decline in value or become worthless.

Disruptions in our data and information systems could harm our reputation and our ability to run our business.

We rely extensively on data and information systems for our supply chain, financial reporting, human resources and various other operations, processes and transactions. Furthermore, a significant portion of the communications between us, our suppliers and customers depend on information technology. Our data and information systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches (including breaches of our transaction processing or other systems that could result in the compromise of confidential customer data), catastrophic events, data breaches and usage errors by our employees or third-party service providers. Our data and information technology systems may also fail to perform as we anticipate, and we may encounter difficulties in adapting these systems to changing technologies or expanding them to meet the future needs of our business. If our systems are breached, damaged or cease to function properly, we may have to make significant investments to fix or replace them, suffer interruptions in our operations, incur liability to our customers and others or face costly litigation, and our reputation with our customers may be harmed. We also rely on third parties for a majority of our data and information systems, including for third-party hosting and payment processing. If these facilities fail, or if they suffer a security breach or interruption or degradation of service, a significant amount of our data could be lost or compromised and our ability to operate our business and deliver our product offerings could be materially impaired. In addition, various third parties, such as our suppliers and payment processors, also rely heavily on information technology systems, and any failure of these systems could also cause loss of sales, transactional or other data and significant interruptions to our business. Any material interruption in the data and information technology systems we rely on, including the data or information technology systems of third parties, could materially adversely affect our business, financial condition and operating results.

Risks Related to Legal, Regulatory and Government

We incur significant costs to ensure compliance with U.S. and Nasdaq reporting and corporate governance requirements.

We incur significant costs associated with our public company reporting requirements and with applicable U.S. and Nasdaq corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC and Nasdaq. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to retain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officers.

If we fail to comply with government laws and regulations it could have a materially adverse effect on our business.

The health care industry is subject to extensive federal, state and local laws and regulations relating to licensure, conduct of operations, ownership of facilities, addition of facilities and services, payment for services and prices for services that are extremely complex and for which, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation. We exercise care in structuring our arrangements with physicians and other referral sources to attempt to comply in all material respects with applicable laws. We also take such laws into account when planning future marketing and other activities, and expect that our operations will be in compliance with applicable law. The laws, rules and regulations described above are complex and subject to interpretation. In the event of a determination that we are in violation of such laws, rules or regulations, or if further changes in the regulatory framework occur, any such determination or changes could have a material adverse effect on our business. There can be no assurance however that we will not be found in noncompliance in any particular situation.

Separately, Federal law limits compounded drugs that are “essentially copies” of commercially available FDA approved drugs, including those with the same route of administration. If our Mango ED product, or any future products we may choose to market in the future are deemed to be “essentially copies” of commercially available FDA approved drugs we would be prohibited from compounding such drugs and would be unable to sell our Mango ED drug or future products. If that were to occur, we would need to change our business plan which would require substantial additional expenses and would have a material adverse effect on our cash flows and the value of our securities.

Marketing activities for our Mango ED product are subject to strict governmental regulation which may limit our ability to market or promote such product.

Our business model depends on qualifying for certain statutory exemptions for drugs that are compounded by pharmacies in accordance with applicable requirements. Pharmacy compounding is also subject to state oversight and regulation. Federal requirements include obtaining individual prescriptions establishing that the compounded drug is necessary for each drug prescribed for each of our customers. Federal law also limits compounded drugs that are “essentially copies” of commercially available FDA approved drugs, including those with the same route of administration. These restrictions will limit our ability to market compounded drugs that have the same active ingredients and route of administration as FDA-approved drugs, unless the compounded version offers a significant difference that the prescriber determines is necessary for each individual patient.

The FDA also has the authority to impose significant restrictions on approved products through regulations on advertising, promotional and distribution activities. In particular, the FDA will object to any promotional activity (including through testimonials and surrogates) that is “false or misleading in any particular,” including the failure to disclose material facts. For example, the FDA will expect adequate substantiation for an efficacy claim, which would require substantial evidence derived from adequate and well-controlled clinical trials. We believe we can conduct truthful and non-misleading promotional activities, including activities involving the use of testimonials and surrogates, with limited claims that do not require substantial evidence derived from adequate and well-controlled clinical trials and which do not include efficacy claims. If our products (including our Mango ED product) are marketed in contradiction with FDA laws and regulations, the FDA may issue warning letters that require specific remedial measures to be taken, as well as an immediate cessation of the impermissible conduct, resulting in adverse publicity. The FDA may also require that all future promotional materials receive prior agency review and approval before use. Certain states have also adopted regulations and reporting requirements surrounding the promotion of pharmaceuticals. Failure by us or any of our collaborators to comply with state requirements may affect our ability to promote or sell future products in certain states. This, in turn, could have a material adverse impact on our financial results and financial condition and could subject us to significant liability, including civil and administrative remedies as well as criminal sanctions.

These restrictions may be more burdensome for compounded products as compared with FDA approved products because the latter have substantial evidence of safety and effectiveness, which will limit our ability to compete against the sale of comparable FDA-approved products.

Evolving government regulations and enforcement activities may require increased costs or adversely affect our results of operations.

Our operations may be subject to direct and indirect adoption, expansion or reinterpretation of various laws and regulations. Compliance with these evolving laws, regulations and interpretations may require us to change our practices at an undeterminable and possibly significant initial monetary and annual expense. These additional monetary expenditures may increase future overhead, which could have a material adverse effect on our results of operations. There could also be laws and regulations applicable to our business that we have not identified or that, if changed, may be costly to us, and we cannot predict all the ways in which implementation of such laws and regulations may affect us.

Additionally, the introduction of new products may require us to comply with additional, yet undetermined, laws and regulations. Compliance may require obtaining appropriate federal, state, or local licenses or certificates, increasing our security measures and expending additional resources to monitor developments in applicable rules and ensure compliance. The failure to adequately comply with these future laws and regulations may delay or possibly prevent our products from being offered to customers, which could have a material adverse effect on our business, financial condition, and results of operations.

Failure to comply with federal, state and foreign laws and regulations relating to privacy, data protection and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection and consumer protection, could adversely affect our business and our financial condition.

A variety of federal, state and foreign laws and regulations govern the collection, use, retention, sharing and security of consumer data. Laws and regulations relating to privacy, data protection and consumer protection are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices may not comply with all such laws, regulations, requirements and obligations. Any failure, or perceived failure, by us to comply with any federal, state or foreign privacy or consumer protection-related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, investigations, proceedings or actions against us by governmental entities or others or other liabilities or require us to change our operations.

We collect, store, process, and use personal information and other customer data, and will rely on third parties that are not directly under our control to manage certain of these operations and to collect, store, process and use payment information. Our customers’ personal information may include names, addresses, phone numbers, email addresses, payment card data, and payment account information, as well as other information. Due to the volume and sensitivity of the personal information and data we and these third parties manage, the security features of our information systems are critical. If our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may be able to access sensitive customer data, including payment card data. If we or our independent service providers or business partners experience a breach of systems that collect, store or process our members’ and customers’ sensitive data, our brand could be harmed, sales of our products could decrease, and we could be exposed to claims, losses, administrative fines, litigation or regulatory and governmental investigations and proceedings. Any such claim, investigation, proceeding or action could hurt our reputation, brand and business, force us to incur significant expenses in defense of such proceedings, distract our management, increase our costs of doing business, result in a loss of customers and suppliers and may result in the imposition of monetary penalties and administrative fines. Depending on the nature of the information compromised, we may also have obligations to notify users, law enforcement, or payment companies about the incident and may need to provide some form of remedy, such as refunds, for the individuals affected by the incident.

Privacy laws, rules, and regulations are constantly evolving in the United States and abroad and may be inconsistent from one jurisdiction to another. We expect that new industry standards, laws and regulations will continue to be proposed regarding privacy, data protection and information security in many jurisdictions, including the California Consumer Privacy Act of 2018, which went effective January 1, 2020, the California Consumer Privacy Rights Act, which goes effective on January 1, 2023, the Colorado Privacy Act, which goes effective on July 1, 2013, the Virginia Consumer Data Protection Act, which went into effective on January 1, 2023, the Connecticut Personal Data Privacy and Online Monitoring Act which goes effective July 1, 2023, the Iowa Consumer Data Protection Act which goes effective January 1, 2025, and the Utah Consumer Privacy Act which goes effective December 31, 2023. We cannot yet determine the impact such future laws, regulations and standards may have on our business. Complying with these evolving obligations is costly. For instance, expanding definitions and interpretations of what constitutes “personal data” (or the equivalent) within the United States and elsewhere may increase our compliance costs. Any failure to comply could give rise to unwanted media attention and other negative publicity, damage our customer and consumer relationships and reputation, and result in lost sales, claims, administrative fines, lawsuits or regulatory and governmental investigations and proceedings and may harm our business and results of operations.

Our Mango ED product has not been, and will not be, approved by the FDA. The use of such product may cause serious side effects which could subject us to material litigation, damages and penalties.

Our Mango ED product has not been, and will not be, approved by the FDA. It will be compounded using bulk drug substances and as such, will be exempt from specific FDA approval, provided that it is compounded in accordance with statutory requirements. Because compounded drugs are not FDA-approved, the FDA does not verify their safety, effectiveness, or quality before they are marketed. In addition, poor compounding practices can result in serious drug quality problems, such as contamination or a drug that contains too much or too little active ingredient, among other possible quality deficiencies.

We are not aware of any clinical studies involving the administration of tadalafil sublingually at the doses we intend to provide patients, or the compounding of tadalafil, oxytocin, and L-arginine to treat ED, as is contemplated by our ED product. Because our ED product has not been, and will not be, approved by the FDA our product has not had the benefit of the FDA’s clinical trial protocol which seeks to prevent the possibility of serious patient injury and death. If this were to occur, we could be subject to litigation and governmental action, which could result in costly litigation, significant fines, judgments or penalties. For example, in October 2012, a pharmacy in Massachusetts shipped compounded drugs that were contaminated with a fungus throughout the country, and these drugs were injected into patients’ spines and joints. More than 750 people in 20 states developed fungal infections, and more than 60 people died. This type of action could have a significant negative impact on our brand name, results of operations and cash flows, and result in us having to cease selling products, curtailing our business plan, or seeking bankruptcy protection.

The main ingredients of our Mango ED product are publicly disclosed and separately our Mango ED product is being specially compounded for the customer by a pharmacist with a physician’s prescription, and as a result, our Mango ED product formula can be replicated by other companies.

Our Mango ED product is made up of the following three ingredients: Tadalafil (10 milligrams (mg)) (the active ingredient in Cialis) and Oxytocin (100 international units (IU)), which are used in FDA approved drugs; and L-Arginine (50mg), an amino acid that is available as a dietary supplement. However, the fact that Tadalafil and Oxytocin are used in FDA approved drugs, and L-arginine is available as a dietary supplement, does not mean that these ingredients will prove safe when combined into a single formulation to treat ED. We currently offer two dosage levels of our Mango ED product and anticipate a prescribing doctor prescribing a dosage based on the needs and medical history of the patient. Additionally, because our Mango ED product is being specially compounded for the customer by a pharmacist with a physician’s prescription and because the ingredients for our Mango ED product will be publicly disclosed, this product formula can be replicated by other companies. As a result, competitors, including those with greater resources, marketing, and brand recognition, may compete against us in the future using our exact product ingredients or variations thereof. We may be unable to distinguish our Mango ED product from copycat products and may not be able to differentiate our product from competitors in the marketplace. As a result, we may fail to obtain a significant market share, or may lose any market share we may obtain in the future, may be unable to compete with competitors, and may be forced to abandon or curtail our business plan, which could cause the value of our shares to decline in value or become worthless.

Our ED product needs to be compounded by licensed pharmacists who are subject to risks regarding applicable exemptions from the Federal Food, Drug, and Cosmetic Act.

Section 503A of the FFDCA describes the conditions under which compounded human drug products are exempt from the FFDCA sections on FDA approval prior to marketing, current good manufacturing practice (“cGMP”) requirements, and labeling with adequate directions for use. One of these conditions is that the drugs must be compounded based on the receipt of valid patient-specific prescriptions. Our ED product needs to be compounded by licensed pharmacists, after being prescribed by a licensed physician. Licensed pharmacists who compound drug products in accordance with Section 503A of the FFDCA are not required to comply with CGMP requirements and the drugs that they compound are not required to be approved by the FDA, provided that the compounding complies with applicable requirements. Therefore, the FDA is often not aware of potential problems with compounded drug products or compounding practices unless it receives a complaint, such as a report of a serious adverse event or visible contamination. As such, the compounding of our products will be subject to limited FDA oversight, which could lead to such products not being compounded safely and could lead to product recalls and litigation which could have a significant negative impact on our brand name, results of operations and cash flows, and result in us having to cease selling products, curtailing our business plan, or seeking bankruptcy protection. Neither we, nor our representatives have had any conversations with the FDA staff regarding whether our Mango ED product can be sold pursuant to Section 503A of the FFDCA Act and future conversations with the FDA may result in the FDA staff raising issues with such sales pursuant to Section 503A of the FFDCA, requiring certain pre-requisites or changes to our current business plan, which may be costly or time consuming, and/or may result in us being prohibited from selling our Mango ED product pursuant to Section 503A of the FFDCA Act. We also face risks that the compounding of our products does not fall within the exemption from the FFDCA provided by Section 503A thereof. For example, if the FDA determined that any of our products are essentially a copy of an FDA approved product, we would be severely limited in our ability to compound such a product. If any of the above were to apply, we may need to change our business plan or compounding activities, which could force us to curtail our business plan or expend significant additional resources to obtain FFDCA or FDA approval for our products.

Notwithstanding the above, under relevant FDA guidance, the FDA generally does not consider a compounded drug to be “essentially a copy” of a commercially available drug if the compounded drug has a different route of administration as compared with the approved alternative, and we anticipate that our Mango ED product will be for a different route of administration (e.g., sublingual). In addition, we do not expect that we will be deemed to have engaged in such “copying”, because our Mango ED product is based on a prescriber’s determination for each patient that the change associated with the compounded product (our Mango ED product) produces for the patient a significant difference as compared with the commercially available drug product. Under relevant FDA guidance, the FDA does not consider a compounded drug “essentially a copy” if a prescriber determines that there is a change, made for an identified individual patient, which produces for that patient a significant difference from the commercially available product.

Health care services, including arrangements with health care professionals, are heavily regulated at the state level, and the laws and regulations may be changed or subject to new interpretations.

Each state separately licenses health care professionals and determines when and under what conditions they may interact with and provide services to patients. Telehealth consultations initiated through our platform must be offered in accordance with the laws and regulations of the state where a patient is located, which may include laws that restrict the corporate practice of medicine and fee splitting. Each state’s laws are subject to legislative and regulatory changes, as well as judicial interpretations, and future changes or interpretations of state laws restricting the corporate practice of medicine and fee splitting could adversely affect the permissibility of (a) our relationship with Doctegrity; and/or (b) Doctegrity’s relationship with its contracted physicians. If our relationship with Doctegrity and/or Doctegrity’s relationship with its contracted physicians needed to be restructured in light of any such adverse changes or interpretations, that restructuring could negatively affect our ability to connect consumers with medical providers in certain states, and thus those customers’ ability to ultimately receive our products.

We do not have a pharmacy and depend on a related party to compound our Mango product and other potential future men’s wellness products.

We rely on a related party pharmacy for the manufacture of our Mango product and will rely on this pharmacy or others for any potential future men’s wellness products we market and we cannot assure you that they will be successful. This subjects us to a number of risks, including the following:

●	we may not be able to control the commercialization of our products, including the amount, timing and quality of resources that our contracting parties may devote to our products;

●	our contracting parties may experience financial, regulatory or operational difficulties, which may impair their ability to fulfill their contractual obligations;

●	business combinations or significant changes in a contracting parties’ business strategy may adversely affect a contracting party’s willingness or ability to perform their obligations under any arrangement;

●	legal disputes or disagreements may occur with one or more of our contracting parties or between our contracting parties and our suppliers or former contracting parties; and

●	a contracting party could independently move forward with a competing product developed either independently or in collaboration with others, including with one of our competitors.

If any of our contracting parties fail to fulfill their future contractual obligations, our business may be negatively affected and we may receive limited or no revenues under our agreements with them. See also the risk factor, “The related party pharmacy we have entered into an agreement with may not receive licenses in all of the 50 United States to provide national coverage for us to sell our Mango ED product and future products” below.

Our use and disclosure of personally identifiable information, including health information, is subject to federal and state privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our client base and revenue.

Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability and integrity of personally identifiable information, or PII, including protected health information, or PHI. These laws and regulations include the Health Information Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations (referred to collectively as “HIPAA”). HIPAA establishes a set of basic national privacy and security standards for the protection of PHI. HIPAA requires us to develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information. HIPAA imposes mandatory penalties for certain violations. Penalties for violations of HIPAA and its implementing regulations start at $100 per violation and are not to exceed $50,000 per violation, subject to a cap of $1.5 million for violations of the same standard in a single calendar year. However, a single breach incident can result in violations of multiple standards. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts are able to award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. In addition, HIPAA mandates that the Secretary of Health and Human Services, or HHS, conduct periodic compliance audits of HIPAA covered entities or business associates for compliance with the HIPAA Privacy and Security Standards. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator. HIPAA further requires that patients be notified of any unauthorized acquisition, access, use or disclosure of their unsecured PHI that compromises the privacy or security of such information, with certain exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals. HIPAA specifies that such notifications must be made “without unreasonable delay and in no case later than 60 calendar days after discovery of the breach.” If a breach affects 500 patients or more, it must be reported to HHS without unreasonable delay, and HHS will post the name of the breaching entity on its public web site. Breaches affecting 500 patients or more in the same state or jurisdiction must also be reported to the local media. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS at least annually.

Numerous other federal and state laws protect the confidentiality, privacy, availability, integrity and security of PII, including PHI. These laws in many cases are more restrictive than, and may not be pre-empted by, the HIPAA rules and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our clients and potentially exposing us to additional expense, adverse publicity and liability.

Because of the extreme sensitivity of the PII we store and transmit, the security features of our technology platform are very important. If our security measures are breached or fail, unauthorized persons may be able to obtain access to sensitive client data, including HIPAA-regulated PHI. As a result, our reputation could be severely damaged, adversely affecting client confidence. In addition, we could face litigation, damages for contract breach, penalties and regulatory actions for violation of HIPAA and other applicable laws or regulations and significant costs for remediation, notification to individuals and for measures to prevent future occurrences. Any potential security breach could also result in increased costs associated with liability for stolen assets or information, repairing system damage that may have been caused by such breaches, incentives offered to clients in an effort to maintain our business relationships after a breach and implementing measures to prevent future occurrences, including organizational changes, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants.

Risks Related to Related Party Relationships and Transactions and Our Management

We depend heavily on our senior management, including our Chief Executive Officer, who may have a conflict of interest. The ability of certain key employees to devote adequate time to us is critical to the success of our business, and failure to do so may adversely affect our revenues and as a result could materially adversely affect our business, financial condition and results of operations.(*)

We must retain the services of our key employees and strategically recruit and hire new talented employees. Our future business and results of operations depend in significant part upon the continued contributions of our senior management personnel, particularly our Chairman and Chief Executive Officer, Jacob D. Cohen. Mr. Cohen currently serves as a member of the Board of Directors of American International Holdings Corp., as a co- Manager and 51% owner of Epiq Scripts, and as Chief Executive Officer of Ronin Equity Partners, Inc., a private investment company, and in various positions with other entities and groups. Mr. Cohen currently spends approximately 75% of his time on Company matters. As a result, Mr. Cohen dedicates only a portion of his professional efforts to our business and operations, and there is no contractual obligation for him to spend a specific amount of his time with us. Mr. Cohen may not be able to dedicate adequate time to our business and operations and we could experience an adverse effect on our operations due to the demands placed on him from his other professional obligations. Such involvement in other businesses may therefore present a conflict of interest regarding decisions he makes for us or with respect to the amount of time available for us. If we lose his services or if he fails to perform in his current position, or if we are not able to attract and retain skilled personnel as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key personnel in managing our operations, product development, marketing and sales aspects of our business, any part of which could be harmed by turnover in the future.

Moving forward, should the services of Mr. Cohen be lost for any reason, we will incur costs associated with recruiting replacements and any potential delays in operations which this may cause. If we are unable to replace such individual with a suitably trained alternative individual(s), we may be forced to scale back or curtail our business plan.

Separately, if our executive officers do not devote sufficient time towards our business, we may never be able to effectuate our business plan.

We have engaged and in the future plan to engage in transactions with related parties and such transactions present possible conflicts of interest that could have an adverse effect on us.

We have entered, and may continue to enter, into transactions with related parties for financing, corporate, business development and operational services. Included in such transactions is a Master Services Agreement and Statement of Work with Epiq Scripts, LLC, a related party, 51% owned and controlled by Jacob D. Cohen, our Chairman and Chief Executive Officer, for pharmacy and compounding services. Such transactions may not have been/may not be, entered into on an arm’s-length basis, and we may have achieved more or less favorable terms because such transactions were entered into with our related parties. This could have a material effect on our business, results of operations and financial condition. Such conflicts could cause an individual in our management to seek to advance his or her economic interests or the economic interests of certain related parties above ours. Further, the appearance of conflicts of interest created by related party transactions could impair the confidence of our investors.

We expect to be significantly reliant on related party relationships.(*)

We have entered into a Master Services Agreement and Statement of Work with Epiq Scripts, LLC, a related party, 51% owned and controlled by Jacob D. Cohen, our Chairman and Chief Executive Officer, who also serves as a co-Manager of Epiq Scripts, for pharmacy and compounding services. In the event that relationship is terminated, our costs may increase, and we may be unable to effectively obtain the services currently provided by Epiq Scripts, LLC. Additionally, certain of our consultants are employed by Epiq Scripts, LLC. We also anticipate entering into other related party relationships in the future. While we believe that all related party agreements have been and will be on arms-length terms, such significant related party relationships may be perceived negatively by potential shareholders or investors and/or may result in conflicts of interest. Each of our officers and directors (including those discussed above) presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director may be required to present a business opportunity to such entity, subject to his or her fiduciary duties under applicable law. Additionally, such persons may have conflicts of interest in allocating their time among various business activities. These conflicts may not be resolved in our favor. Our significant related party relationships and transactions, the terms of such relationships and transactions, and/or the termination of any such relationships or transactions, may have a material adverse effect on our results of operations moving forward and/or create conflicts of interest or perceived conflicts of interest which may have a material adverse effect on the value of our securities.

The related party pharmacy we have entered into an agreement with may not receive licenses in all of the 50 United States to provide national coverage for us to sell our Mango ED product and future products.(*)

We have entered into a Master Services Agreement and Statement of Work with Epiq Scripts, LLC, a related party, 51% owned and controlled by Jacob D. Cohen, our Chairman and Chief Executive Officer, for pharmacy and compounding services. Epiq Script’s ability to provide pharmacy services in each state is subject to among other things, receipt of regulatory approvals and licenses in the states in which we plan to operate. Currently Epiq Scripts holds State Board of Pharmacy (or its equivalent) licenses to operate in 44 states: Alaska, Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kansas, Maine, Maryland, Massachusetts, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin, and Wyoming.. Its failure to receive regulatory approval or licenses in the other states in which we hope to operate, or loss of such licenses in the future, may prohibit us from selling our Mango products to customers that reside in those states limiting our ability to grow and compete with other companies that have those capabilities. Any of the above may have an adverse effect on our revenues, operations and cash flow and cause the value of our securities to decline in value or become worthless. We also face related party conflicts associated with our engagement of Epiq Scripts, LLC as discussed in greater detail above.

Jacob D. Cohen, our Chairman and Chief Executive Officer, beneficially owns greater than 50% of our outstanding common stock and exercises majority voting control over us, which will limit shareholders’ abilities to influence corporate matters and could delay or prevent a change in corporate control.(*)

Mr. Cohen beneficially owns approximately 51.7% of the issued and outstanding shares of our common stock. As a result, he controls the shareholder vote. Consequently, he has the ability to influence matters affecting our shareholders and therefore exercises control in determining the outcome of all corporate transactions or other matters, including (i) making amendments to our certificate of formation; (ii) whether to issue additional shares of common stock and preferred stock, including to himself; (iii) employment decisions, including compensation arrangements; (iv) whether to enter into material transactions with related parties; (v) election of directors; and (vi) any merger or significant corporate transactions, including with himself or other related parties. Additionally, it will be difficult if not impossible for investors to remove our current directors, which will mean they will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of our common stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions. Because Mr. Cohen controls the vote on all shareholder matters, investors may find it difficult to replace our management if they disagree with the way our business is being operated. The interests of Mr. Cohen may not coincide with our interests or the interests of other shareholders.

Mr. Cohen acquired his shares of common stock for substantially less than the price of the shares of common stock acquired in our IPO and/or the current trading price of our common stock, and may have interests, with respect to his common stock, that are different from other investors and the concentration of voting power held by Mr. Cohen may have an adverse effect on the price of our common stock.

In addition, this concentration of ownership might adversely affect the market price of our common stock by: (1) delaying, deferring or preventing a change of control of our Company; (2) impeding a merger, consolidation, takeover or other business combination involving our Company; or (3) discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company.

Jacob D. Cohen, our Chairman and Chief Executive Officer, beneficially owns greater than 50% of our outstanding shares of common stock, which causes us to be deemed a “controlled company” under the rules of Nasdaq.

Mr. Cohen currently controls approximately 51.7% of the voting power of our capital stock. As such, we are a “controlled company” under the rules of Nasdaq. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and can elect to be exempt from certain corporate governance requirements, including requirements that:

●	a majority of the Board of Directors consist of independent directors;

●	the board maintain a nominations committee with prescribed duties and a written charter; and

●	the board maintain a Compensation Committee with prescribed duties and a written charter and comprised solely of independent directors.

As a “controlled company,” we may elect to rely on some or all of these exemptions, although we do not currently intend to take advantage of any of these exemptions. Accordingly, should the interests of Mr. Cohen differ from those of other shareholders, and/or we choose to take advantage of the “controlled company” exemptions, other shareholders may not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance standards. Even if we do not avail ourselves of these exemptions in the future, our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price. If we choose to take advantage of the exemptions under the rules of Nasdaq relating to “controlled companies” in the future, you will not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

Potential competition from our existing executive officers, after they leave their employment with us, and subject to the non-compete terms of their employment agreements, could negatively impact our profitability.(*)

Although our Chief Executive Officer, Jacob D. Cohen, our President, Jonathan Arango, and our Chief Operating Officer, Amanda Hammer, are prohibited from competing with us while they are employed with us and for 12 months thereafter (subject to the terms of, and exceptions set forth in, their employment agreements with the Company), none of such individuals will be prohibited from competing with us after such 12-month period ends. Accordingly, any of these individuals could be in a position to use industry experience gained while working with us to compete with us. Such competition could distract or confuse customers, reduce the value of our intellectual property and trade secrets, or reduce our future revenues, earnings or growth prospects.

Risks Related to Intellectual Property

We operate in an industry with the risk of intellectual property litigation. Claims of infringement against us may hurt our business.

We must protect the proprietary nature of the intellectual property used in our business. There can be no assurance that trade secrets and other intellectual property will not be challenged, invalidated, misappropriated or circumvented by third parties.

Additionally, our success depends, in part, upon non-infringement of intellectual property rights owned by others and being able to resolve claims of intellectual property infringement without major financial expenditures or adverse consequences. Participants that own, or claim to own, intellectual property may aggressively assert their rights. From time to time, we may be subject to legal proceedings and claims relating to the intellectual property rights of others. Future litigation may be necessary to defend us by determining the scope, enforceability, and validity of third-party proprietary rights or to establish its proprietary rights. Our competitors have substantially greater resources and are able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us. Regardless of whether claims that we are infringing patents or other intellectual property rights have any merit, these claims are time-consuming and costly to evaluate and defend and could:

●	cause delays or stoppages in providing products;
●	divert management’s attention and resources;
●	require technology changes to our products that would cause our Company to incur substantial cost;
●	subject us to significant liabilities; and
●	require us to cease some or all of our activities.

In addition to liability for monetary damages, which may be tripled and may include attorneys’ fees, or, in some circumstances, damages against clients, we may be prohibited from developing, commercializing, or continuing to provide some or all of our products unless we obtain licenses from, and pay royalties to, the holders of the patents or other intellectual property rights, which may not be available on commercially favorable terms, or at all.

Risks Related to the Telehealth Operations of Our Contracting Parties

The telehealth business of our telehealth provider could be adversely affected by ongoing legal challenges or by new state actions restricting the ability to provide telehealth services in certain states.

Our business plan contemplates the use of telehealth providers to provide telehealth consultations and related services on our Mangoceuticals platform, which connects users/customers with third-party health care providers and Epiq Scripts, LLC, a related party pharmacy. We have entered into an agreement with Doctegrity, pursuant to which Doctegrity has agreed to provide clinical services directly to our customers via telehealth. Through these arrangements, the professionals or professional entities are responsible for the practice of medicine and control of the clinical decision-making.

Our ability to conduct business operations in each state is dependent upon the state’s treatment of medicine under such state’s laws, and rules and policies governing the practice of physician supervised services, which are subject to changing political, regulatory and other influences.

We depend on our contracted parties to maintain appropriate telehealth licenses to be able to provide telehealth services to our potential customers and prescribe them our products, which are required to be prescribed by licensed physicians. In the event we are not able to maintain relationships with telehealth providers, state licensing laws make it harder, more costly or impossible to provide telehealth services, or our customers are otherwise unable to obtain prescriptions for our products, we may be unable to sell products, which could result in us having to curtail our business plan or cease operating.

Our contracting parties’ telehealth business could be adversely affected by ongoing legal challenges to their business model or by new state actions restricting their ability to provide the full range of services in certain states.

The ability of our contracted parties’ telehealth operations in each state is dependent upon the state’s treatment of medicine under such state’s laws, rules and policies governing the practice of physician supervised services, which are subject to changing political, regulatory and other influences. In the event our contracted parties are unable to provide telehealth services for any reason, it would have a material adverse effect on our ability to sell products and in turn our revenues and operating results.

Risks Related to Our Governing Documents and Texas Law

Our Certificate of Formation, Bylaws and Texas law provide for indemnification of officers and directors at our expense and limit the liability of our directors, which may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers or directors.

Our Certificate of Formation, Bylaws and Texas law provide for us to indemnify and hold harmless, to the fullest extent permitted by applicable law, each person who is or was made a party or is threatened to be made a party to or is otherwise involved in any threatened, pending or completed action, suit or proceeding by reason of the fact that he or she is or was a director or officer of the Company or, while a director or officer of the Company, is or was serving at the request of the Company as a director, officer, employee or agent of another corporation or of a partnership, joint venture, trust, other enterprise or nonprofit entity, including service with respect to an employee benefit plan. Our Certificate of Formation also provides that the personal liability of our directors is eliminated to the fullest extent permitted by the Texas Business Organizations Code, as such may be amended or supplemented. These indemnification obligations and limitations of liability may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers or directors.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with our activities, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares.

We have established preferred stock which can be designated by our Board of Directors without shareholder approval.

We have 10,000,000 shares of preferred stock authorized. The shares of our preferred stock may be issued from time to time in one or more series, each of which shall have a distinctive designation or title as shall be determined by our Board of Directors prior to the issuance of any shares thereof. The preferred stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as adopted by the Board of Directors. Because the Board of Directors is able to designate the powers and preferences of the preferred stock without the vote of a majority of our shareholders, our shareholders will have no control over what designations and preferences our preferred stock will have. The issuance of shares of preferred stock or the rights associated therewith, could cause substantial dilution to our existing shareholders. Additionally, the dilutive effect of any preferred stock which we may issue may be exacerbated given the fact that such preferred stock may have voting rights and/or other rights or preferences which could provide the preferred shareholders with substantial voting control over us and/or give those holders the power to prevent or cause a change in control, even if that change in control might benefit our shareholders. As a result, the issuance of shares of preferred stock may cause the value of our securities to decrease.

Anti-takeover provisions in our Certificate of Formation and our Bylaws, as well as provisions of Texas law, might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Our Certificate of Formation, Bylaws and Texas law contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that shareholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions may also prevent or delay attempts by our shareholders to replace or remove our management. Our corporate governance documents include provisions:

●	requiring advance notice of shareholder proposals for business to be conducted at meetings of our shareholders and for nominations of candidates for election to our Board of Directors;

●	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock; and

●	providing indemnification to, our directors and officers.

The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

Risks Related to Our Securities

Certain recent initial public offerings of companies with public floats comparable to the anticipated public float of the Company have experienced extreme volatility that was seemingly unrelated to the underlying performance of the respective company. We have in the past, and may in the future experience similar volatility, which may make it difficult for prospective investors to assess the value of our common stock.(*)

In addition to the risks addressed below under the heading “— Our common stock prices have been, and may continue to be, volatile and could decline substantially,” our common stock may be subject to extreme volatility that is seemingly unrelated to the underlying performance of our business. For example, since our common stock began trading on the Nasdaq Capital Market in connection with our IPO on March 20, 2023, the trading price of our common stock has traded as high as $4.37 and as low as $0.86 per share. The trading price of our common stock is expected to continue to be volatile, and our common stock may be subject to rapid and substantial price volatility. Such volatility, including any stock-run up, may be unrelated to our actual or expected operating performance, financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our common stock. There have been recent instances of extreme stock price run-ups followed by rapid price declines following initial public offerings, particularly among companies with relatively smaller public floats, and we expect that such instances may continue and/or increase in the future. Contributing to this risk of volatility are a number of factors. First, our common stock is likely to be more sporadically and thinly traded than that of larger, more established companies. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction, which may cause our stock price to deviate, potentially significantly, from a price that better reflects the underlying performance of our business. The price of our shares could, for example, decline precipitously in the event that a large number of our shares are sold in the market without commensurate demand (including as our IPO lockups expire – 12 months after the IPO (unless earlier waived in the discretion of the underwriter of the IPO)) as compared to a seasoned issuer that could better absorb those sales without an adverse impact on its stock price. Second, we are a speculative investment due to our limited operating history, not being profitable, and not expecting to be profitable in the near term. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a larger, more established company that has a relatively large public float.

Many of these factors are beyond our control and may decrease the market price of our securities. Such volatility, including any stock run-ups, may be unrelated or disproportionate to our actual or expected operating performance and financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our shares.

Furthermore, the stock market in general, and the market for men’s wellness product companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, as well as general economic, political and market conditions such as recessions, or changes in inflation or interest rates, may seriously affect the market price of our securities, regardless of our actual operating performance. As a result of this volatility, investors may experience losses on their investment in our common stock. A decline in the market price of our common stock also could adversely affect our ability to issue additional shares of common stock or other securities and our ability to obtain additional financing in the future. No assurance can be given that an active market in our common shares will develop or be sustained. If an active market does not develop, holders of our common stock may be unable to readily sell the shares they hold or may not be able to sell their shares at all, which may result in the loss of any investment in the Company or our securities.

Our common stock prices have been, and may continue to be, volatile and could decline substantially.

The market price of our common stock may be highly volatile and subject to wide fluctuations. Our financial performance, government regulatory action, tax laws, interest rates, and market conditions in general could have a significant impact on the future market price of our common stock.

Some of the factors that could negatively affect or result in fluctuations in the market price of our common stock include:

●	actual or anticipated variations in our quarterly operating results;

●	changes in market valuations of similar companies;

●	adverse market reaction to the level of our indebtedness;

●	additions or departures of key personnel;

●	actions by shareholders;

●	speculation in the press or investment community;

●	general market, economic, and political conditions, including an economic slowdown or dislocation in the global credit markets;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations, or capital commitments;

●	general economic and market conditions;

●	disputes or other developments related to our intellectual property or other proprietary rights, including litigation;

●	our operating performance and the performance of other similar companies;

●	changes in accounting principles; and

●	passage of legislation or other regulatory developments that adversely affect us or our industry.

There is no guarantee that we will be able to comply with Nasdaq’s continued listing standards.

As a condition to consummating our IPO, we were required to list our common stock on The Nasdaq Capital Market. Notwithstanding the listing of our common stock for trading on Nasdaq, there can be no assurance any broker will be interested in trading our securities. Therefore, it may be difficult to sell your shares of common stock if you desire or need to sell them. Our underwriters are not obligated to make a market in our securities, and even they do make a market, they can discontinue market making at any time without notice. Neither we nor the underwriters can provide any assurance that an active and liquid trading market in our securities will develop or, if developed, that such market will continue.

Furthermore, there is no guarantee that we will be able to maintain our listing on The Nasdaq Capital Market for any period of time. Among the conditions required for continued listing on The Nasdaq Capital Market, we must (i) maintain at least $2.5 million in shareholders’ equity; $500,000 in net income over the prior two years or two of the prior three years; or at least $35 million in market value of listed securities, (ii) have a majority of independent directors (subject to certain “controlled company” exemptions, which we do not currently plan to take advantage of, as discussed in greater detail above under “Jacob D. Cohen, our Chairman and Chief Executive Officer, beneficially owns greater than 50% of our outstanding shares of common stock, which cause us to be deemed a “controlled company” under the rules of Nasdaq.”), and (iii) maintain a stock bid price over $1.00 per share. Our shareholders’ equity may not remain above Nasdaq’s $2.5 million minimum, we may not generate over $500,000 of yearly net income moving forward, we may not be able to maintain independent directors (to the extent required). Recently our common stock price has traded below $1.00 per share and we may not be able to maintain a stock price over $1.00 per share. Our failure to meet the continued listing standards of Nasdaq may result in our securities being delisted from The Nasdaq Capital Market.

The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our shareholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB Market or OTC Pink Market, where an investor may find it more difficult to sell our securities or obtain accurate quotations as to the market value of our securities. In the event our common stock is delisted from Nasdaq in the future, we may not be able to list our common stock or warrants on another national securities exchange or obtain quotation on an over-the counter quotation system.

We have broad discretion in how we use the proceeds of our IPO and may not use such proceeds effectively, which could affect our results of operations and cause our common stock to decline.(*)

We have considerable discretion in the application of the net proceeds of our IPO. We have used, and plan to continue to use, the net proceeds from the IPO for product development, marketing and advertising, and for working capital, and potentially for future acquisitions, although none are currently planned. We may use the net proceeds for purposes that do not yield a significant return or any return at all for our shareholders. In addition, pending their use, we may invest the net proceeds from the IPO in a manner that does not produce income or that loses value.

If our stock price fluctuates, you could lose a significant part of your investment.(*)

The market price of our common stock could be subject to wide fluctuations in response to, among other things, the risk factors described in this Report, and other factors beyond our control, such as fluctuations in the valuation of companies perceived by investors to be comparable to us For example, since our common stock began trading on the Nasdaq Capital Market in connection with our IPO on March 20, 2023, the trading price of our common stock has traded as high as $4.37 and as low as $0.86 per share. Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political, and market conditions, such as recessions, interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock. In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

If securities or industry analysts do not publish research or reports about us, or if they adversely change their recommendations regarding our common stock, then our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us, our industry and our market. If no analyst elects to cover us and publish research or reports about us, the market for our common stock could be severely limited and our stock price could be adversely affected. As a small-cap company, we are more likely than our larger competitors to lack coverage from securities analysts. In addition, even if we receive analyst coverage, if one or more analysts ceases coverage of us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. If one or more analysts who elect to cover us issue negative reports or adversely change their recommendations regarding our common stock, our stock price could decline.

Future sales of our common stock, other securities convertible into our common stock, or preferred stock could cause the market value of our common stock to decline and could result in dilution of your shares.(*)

Our Board of Directors is authorized, without your approval, to cause us to issue additional shares of our common stock or to raise capital through the creation and issuance of preferred stock, other debt securities convertible into common stock, options, warrants and other rights, on terms and for consideration as our Board of Directors in its sole discretion may determine. Additionally, pursuant to the Resale Prospectus, registered the resale of an aggregate of 4,765,000 shares of common stock, which shares of common stock are available for immediate resale in the public market (assuming the exercise of warrants to purchase 2,000,000 of such shares, of which 1.55 million shares of common stock remain issuable thereunder). An additional 87,500 shares of common stock are issuable upon exercise of outstanding warrants to purchase shares at $5.00 per share, which were issued in connection with the IPO, which are first exercisable on September 20, 2023. Sales of substantial amounts of our common stock or of preferred stock could cause the market price of our common stock to decrease significantly. We cannot predict the effect, if any, of future sales of our common stock, or the availability of our common stock for future sales, on the value of our common stock. Sales of substantial amounts of our common stock by large shareholders, or the perception that such sales could occur, may adversely affect the market price of our common stock.

In addition, in connection with our IPO, we, our directors, executive officers, and shareholders holding 5% or more of our outstanding common stock have agreed not to offer, issue, sell, contract to sell, encumber, grant any option for the sale of or otherwise dispose of any of our securities for a period of 12 months following the closing of the IPO (until March 20, 2024), subject to certain exceptions and shareholders holding between 1% and 4.99% of our outstanding common stock have agreed not to offer, issue, sell, contract to sell, encumber, grant any option for the sale of or otherwise dispose of any of our securities for a period of six months following the closing of the IPO (until September 20, 2023), subject to certain exceptions. Notwithstanding the above, now shares of common stock that are included in the Resale Prospectus are subject to such lock-up agreements. The representative of the IPO underwriters may, at any time, release, or authorize us to release, as the case may be, all or a portion of our common stock subject to the foregoing lock-up provisions. If the restrictions under the lock-up provisions of the lock-up agreements entered into in connection with the IPO are waived, shares of our common stock may become available for sale into the market, subject to applicable law, which could reduce the market price for our common stock.

We have no intention of declaring dividends in the foreseeable future.

The decision to pay cash dividends on our common stock rests with our Board of Directors and will depend on our earnings, unencumbered cash, capital requirements and financial condition. We do not anticipate declaring any dividends in the foreseeable future, as we intend to use any excess cash to fund our operations. Investors in our common stock should not expect to receive dividend income on their investment, and investors will be dependent on the appreciation of our common stock to earn a return on their investment.

The issuance and sale of common stock upon exercise of outstanding warrants may cause substantial dilution to existing shareholders and may also depress the market price of our common stock. Outstanding warrants to purchase shares of our common stock have cashless exercise rights.(*)

As of the date of this Report, we had a total of 1,637,500 warrants outstanding with a weighted average exercise price of $1.17 per share and term ranging from August 16, 2027 through March 20, 2028. If the holders of the warrants choose to exercise the warrants, it will cause substantial dilution to the then holders of our common stock. If exercises of the warrants and sales of such shares issuable upon exercise thereof take place, the price of our common stock may decline. In addition, the common stock issuable upon exercise of the warrants may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of our stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. If the share volume of our common stock cannot absorb shares sold by the warrant holders, then the value of our common stock will likely decrease.

Each of the warrants discussed above allow for cashless exercise rights. In a ‘cashless exercise’, the holder reduces the number of shares of common stock issuable upon exercise of the warrants in amount equal to the aggregate value of the exercise price of the exercised warrants. For example, if our common stock was trading at $2.00 per share and a holder desires to exercise warrants to purchase 100 shares of common stock with an exercise price of $1.00 per share on a cashless basis, the number of shares of common stock issuable to the holder upon such exercise would be reduced by 50 shares, equal in value to $100 ($2.00 per share x 50 shares), and the holder would receive 50 shares of common stock upon such exercise. We do not receive any cash upon a cashless exercise and as such, while a cashless exercise reduces the dilution which would otherwise exist upon a warrant exercise, it is also not as beneficial to us, as it does not bring in any new investment proceeds. Additionally, holders of warrants with cashless exercise provisions may be more likely to exercise their warrants as they do not have to come out of pocket with any cash exercise payments.

General Risk Factors

Our industry and the broader U.S. economy experienced higher than expected inflationary pressures during 2022 related to continued supply chain disruptions, labor shortages and geopolitical instability, and if these conditions persist, our business, results of operations and cash flows could be materially and adversely affected.

2022 saw significant increases in the costs of labor and certain materials and equipment, and longer lead times for such materials and equipment, as a result of availability constraints, supply chain disruption, increased demand, labor shortages associated with a fully employed U.S. labor force, high inflation and other factors. Supply and demand fundamentals have been further aggravated by disruptions in global energy supply caused by multiple geopolitical events, including the ongoing conflict between Russia and Ukraine. Recent supply chain constraints and inflationary pressures may in the future adversely impact our operating costs, and as a result, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

We and the health and wellness industry in general may be adversely affected during periods of high inflation, primarily because of higher shipping and product manufacturing costs. While we plan to attempt to pass on increases in our costs through increased sales prices, market forces may limit our ability to do so. If we are unable to raise sales prices enough to compensate for higher costs, our future revenues, gross profit margin and revenues could be adversely affected.

Economic uncertainty may affect our access to capital and/or increase the costs of such capital.

Global economic conditions continue to be volatile and uncertain due to, among other things, consumer confidence in future economic conditions, fears of recession and trade wars, the price of energy, fluctuating interest rates, the availability and cost of consumer credit, the availability and timing of government stimulus programs, levels of unemployment, increased inflation, tax rates, and the war between Ukraine and Russia which began in February 2022. These conditions remain unpredictable and create uncertainties about our ability to raise capital in the future. In the event required capital becomes unavailable in the future, or more costly, it could have a material adverse effect on our business, future results of operations, and financial condition.

Our business may be materially and adversely disrupted by epidemics or pandemics in the future, including COVID-19.(*)

An epidemic, pandemic or similar serious public health issue, and the measures undertaken by governmental authorities to address it, could significantly disrupt or prevent us from operating our business in the ordinary course for an extended period, and thereby, and/or along with any associated economic and/or social instability or distress, have a material adverse impact on our financial statements.

On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic and recommended containment and mitigation measures. On March 13, 2020, the United States declared a national emergency concerning the outbreak, and several states and municipalities have declared public health emergencies. The U.S. Congress formally ended the COVID-19 national emergency on April 10, 2023. Although COVID-19 has to date not had a material impact on our operations, should the COVID-19 public health effort re-intensify to such an extent that we cannot operate, if there are new government restrictions on our business and our customers, and/or an extended economic recession or significant inflation, we could be unable to produce significant revenues and cash flows sufficient to conduct our business. Such a circumstance could, among other things, exhaust our available liquidity (and ability to access liquidity sources) and/or trigger an acceleration to pay a significant portion or all of our then-outstanding debt obligations, which we may be unable to do.

Our business could be disrupted by catastrophic events and man-made problems, such as power disruptions, data security breaches, and terrorism.

Our systems will be vulnerable to damage or interruption from the occurrence of any catastrophic event, including earthquake, fire, flood, or other weather event, power loss, telecommunications failure, software or hardware malfunction, cyber-attack, war, terrorist attack, or incident of mass violence, which could result in lengthy interruptions in access to our systems. In addition, acts of terrorism, including malicious internet-based activity, could cause disruptions to the internet or the economy as a whole. If our systems were to fail or be negatively impacted as a result of a natural disaster or other event, our ability to provide products to customers would be impaired or we could lose critical data. We do not carry business interruption insurance sufficient to compensate us for the potentially significant losses, including the potential harm to our business, financial condition and results of operations that may result from interruptions in access to our platform as a result of system failures.

Our operations are subject to risks associated with ongoing and potential future global conflicts.

Currently, there is an ongoing conflict involving Russia and Ukraine and the war between the two countries continues to evolve as military activity proceeds and additional sanctions are imposed. The war is increasingly affecting economic and global financial markets and exacerbating ongoing economic challenges, including issues such as rising inflation and global supply-chain disruption. While we do not believe this conflict currently has a material impact on our financial accounting and reporting, the degree to which we will be affected in the future largely depends on the nature and duration of uncertain and unpredictable events, and our business could be impacted. Furthermore, future global conflicts or wars could create further economic challenges, including, but not limited to, increases in inflation and further global supply-chain disruption. Consequently, the ongoing Russia/Ukraine conflict and/or other future global conflicts could result in an increase in operating expenses and/or a decrease in any future revenue and could further have a material adverse effect on our results of operations and cash flow.

Global economic conditions could materially adversely affect our business, results of operations, financial condition and growth.

Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment and currency fluctuations could materially adversely affect our operations, expenses, access to capital and the market for our products. In addition, consumer confidence and spending could be adversely affected in response to financial market volatility, negative financial news, conditions in the real estate and mortgage markets, declines in income or asset values, changes to fuel and other energy costs, labor and healthcare costs and other economic factors.

In addition, uncertainty about, or a decline in, global or regional economic conditions could have a significant impact on our expected funding sources, suppliers and partners. Potential effects include financial instability; inability to obtain credit to finance operations and purchases of our products; and insolvency.

A downturn in the economic environment could also lead to limitations on our ability to issue new debt; reduced liquidity; and declines in the fair value of our financial instruments. These and other economic factors could materially adversely affect our business, results of operations, financial condition and growth.

We may become party to litigation, mediation and/or arbitration from time to time given our product focus.

We may become party to regulatory proceedings, litigation, mediation and/or arbitration from time to time in the ordinary course of business which could adversely affect our business. Monitoring and defending against legal actions, whether or not meritorious, can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. In addition, legal fees and costs incurred in connection with such activities may be significant and we could, in the future, be subject to judgments or enter into settlements of claims for significant monetary damages. While we expect to have insurance in the future that may cover the costs and awards of certain types of litigation, the amount of our future insurance may not be sufficient to cover any costs or awards. Substantial litigation costs or an adverse result in any litigation may adversely impact our business, operating results or financial condition.

Higher labor costs due to statutory and regulatory changes could materially adversely affect our business, financial condition and operating results.

Various federal and state labor laws, including new laws and regulations enacted in response to COVID-19, govern our relationships with our employees and affect operating costs. These laws include employee classifications as exempt or non-exempt, minimum wage requirements, unemployment tax rates, workers’ compensation rates, overtime, family leave, workplace health and safety standards, payroll taxes, citizenship requirements and other wage and benefit requirements for employees classified as non-exempt. As certain of our employees are paid at rates set at, or above but related to, the applicable minimum wage, further increases in the minimum wage could increase our labor costs. Significant additional government regulations could materially adversely affect our business, financial condition and operating results.

Failure to adequately manage our planned aggressive growth strategy may harm our business or increase our risk of failure.

For the foreseeable future, we intend to pursue an aggressive growth strategy for the expansion of our operations through increased marketing. Our ability to rapidly expand our operations will depend upon many factors, including our ability to work in a regulated environment, establish and maintain strategic relationships with suppliers, and obtain adequate capital resources on acceptable terms. Any restrictions on our ability to expand may have a materially adverse effect on our business, results of operations, and financial condition. Accordingly, we may be unable to achieve our targets for sales growth, and our operations may not be successful or achieve anticipated operating results.

Additionally, our growth may place a significant strain on our managerial, administrative, operational, and financial resources and our infrastructure. Our future success will depend, in part, upon the ability of our senior management to manage growth effectively. This will require us to, among other things:

●	implement additional management information systems;

●	further develop our operating, administrative, legal, financial, and accounting systems and controls;

●	hire additional personnel;

●	develop additional levels of management within our company;

●	locate additional office space; and

●	maintain close coordination among our operations, legal, finance, sales and marketing, and client service and support personnel.

As a result, we may lack the resources to deploy our services on a timely and cost-effective basis. Failure to accomplish any of these requirements could impair our ability to deliver services in a timely fashion or attract and retain new customers.

If we make any acquisitions, they may disrupt or have a negative impact on our business.

If we make acquisitions in the future, we could have difficulty integrating the acquired company’s assets, personnel and operations with our own. We do not anticipate that any acquisitions or mergers we may enter into in the future would result in a change of control of the Company. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

●	the difficulty of integrating acquired products, services or operations;

●	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

●	difficulties in maintaining uniform standards, controls, procedures and policies;

●	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

●	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

●	the effect of any government regulations which relate to the business acquired;

●	potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or operations, or the defense of any litigation, whether or not successful, resulting from actions of the acquired company prior to our acquisition; and

●	potential expenses under the labor, environmental and other laws of various jurisdictions.

Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with an acquisition, many of which cannot be presently identified. These risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations.

Claims, litigation, government investigations, and other proceedings may adversely affect our business and results of operations.

We may be subject to actual and threatened claims, litigation, reviews, investigations, and other proceedings, including proceedings relating to products offered by us and by third parties, and other matters. Any of these types of proceedings, may have an adverse effect on us because of legal costs, disruption of our operations, diversion of management resources, negative publicity, and other factors. The outcomes of these matters are inherently unpredictable and subject to significant uncertainties. Determining legal reserves and possible losses from such matters involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. Until the final resolution of such matters, we may be exposed to losses in excess of the amount recorded, and such amounts could be material. Should any of our estimates and assumptions change or prove to have been incorrect, it could have a material effect on our business, financial position, results of operations, or cash flows. In addition, it is possible that a resolution of one or more such proceedings, including as a result of a settlement, could require us to make substantial future payments, prevent us from offering certain products or services, require us to change our business practices in a manner materially adverse to our business, requiring development of non-infringing or otherwise altered products or technologies, damaging our reputation, or otherwise having a material effect on our operations.

We may incur indebtedness in the future which could reduce our financial flexibility, increase interest expense and adversely impact our operations and our costs.

We may incur significant amounts of indebtedness in the future. Our level of indebtedness could affect our operations in several ways, including the following:

●	a significant portion of our cash flows is required to be used to service our indebtedness;

●	a high level of debt increases our vulnerability to general adverse economic and industry conditions;

●	covenants contained in the agreements governing our outstanding indebtedness limit our ability to borrow additional funds and provide additional security interests, dispose of assets, pay dividends and make certain investments;

●	a high level of debt may place us at a competitive disadvantage compared to our competitors that are less leveraged and, therefore, may be able to take advantage of opportunities that our indebtedness may prevent us from pursuing; and

●	debt covenants may affect our flexibility in planning for, and reacting to, changes in the economy and in our industry.

A high level of indebtedness increases the risk that we may default on our debt obligations. We may not be able to generate sufficient cash flows to pay the principal or interest on our debt, and future working capital, borrowings or equity financing may not be available to pay or refinance such debt. If we do not have sufficient funds and are otherwise unable to arrange financing, we may have to sell significant assets or have a portion of our assets foreclosed upon which could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There have been no sales of unregistered securities during the quarter ended March 31, 2023 and from the period from April 1, 2023 to the filing date of this Report, except as described below:

On April 24, 2023, a warrant holder exercised private placement Warrants to purchase 100,000 shares of common stock with an exercise price of $1.00 per share in consideration for $100,000 in cash. The shares of common stock issuable upon exercise of the warrants were registered under the Securities Act. The Company issued 100,000 shares of common stock in connection with such exercise.

On April 24, 2023, a warrant holder exercised private placement Warrants to purchase 100,000 shares of common stock with an exercise price of $1.00 per share in consideration for $100,000 in cash. The shares of common stock issuable upon exercise of the warrants were registered under the Securities Act. The Company issued 100,000 shares of common stock in connection with such exercise.

On April 24, 2023, a warrant holder exercised private placement Warrants to purchase 25,000 shares of common stock with an exercise price of $1.00 per share in consideration for $25,000 in cash. The shares of common stock issuable upon exercise of the warrants were registered under the Securities Act. The Company issued 25,000 shares of common stock in connection with such exercise.

On April 24, 2023, a warrant holder exercised private placement Warrants to purchase 25,000 shares of common stock with an exercise price of $1.00 per share in consideration for $25,000 in cash. The shares of common stock issuable upon exercise of the warrants were registered under the Securities Act. The Company issued 25,000 shares of common stock in connection with such exercise.

On April 25, 2023, a warrant holder exercised private placement Warrants to purchase 75,000 shares of common stock with an exercise price of $1.00 per share in consideration for $75,000 in cash. The shares of common stock issuable upon exercise of the warrants were registered under the Securities Act. The Company issued 75,000 shares of common stock in connection with such exercise.

On April 26, 2023, a warrant holder exercised private placement Warrants to purchase 100,000 shares of common stock with an exercise price of $1.00 per share in consideration for $100,000 in cash. The shares of common stock issuable upon exercise of the warrants were registered under the Securities Act. The Company issued 100,000 shares of common stock in connection with such exercise.

On May 1, 2023, a warrant holder exercised private placement Warrants to purchase 25,000 shares of common stock with an exercise price of $1.00 per share in consideration for $25,000 in cash. The shares of common stock issuable upon exercise of the warrants were registered under the Securities Act. The Company issued 25,000 shares of common stock in connection with such exercise.

On May 1, 2023, we entered into a Software Development Agreement with Redlime Solutions, Inc. (“Redlime”) to provide software development services during the term of the agreement, which is for twelve months. In consideration for agreeing to provide the services under the agreement, the Company agreed to pay Redlime $300,000 in cash and issue Redlime 180,000 shares of restricted common stock. The shares were valued at $1.00 per share for a total of $180,000.

The issuance described above was exempt from registration pursuant to Section 4(a)(2), and/or Rule 506 of Regulation D of the Securities Act, since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale, we took take appropriate measures to restrict transfer, and the recipient was (a) an “accredited investor”; and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act. The securities are subject to transfer restrictions, and the certificates/book-entry notations evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

Use of Proceeds From Sale of Registered Securities

On March 23, 2023, we completed our IPO, in which we sold 1,250,000 shares of common stock at a price to the public of $4.00 per share. In connection with the IPO, the Company also granted the representative of the underwriters a 45-day option to purchase up to an additional 187,500 shares of its common stock. We received aggregate net proceeds of approximately $4.35 million, after deducting underwriting discounts and commissions, and offering costs.

We have used, and intend to continue to use, the net proceeds from our IPO for general corporate purposes, including working capital ($1,359,000, or approximately 31% of the net proceeds), to finance the marketing and operational expenses associated with the planned marketing of our Mango ED product (approximately $1,804,000, or 41% of the net proceeds), hiring additional personnel to build organizational talent ($902,000, or approximately 21% of the net proceeds) and capital expenditures for software development and maintenance ($287,000, or approximately 7% of the net proceeds). In addition, we may use a portion of the net proceeds of our IPO to finance future acquisitions or invest in complementary businesses, services, technologies or intellectual property rights. However, we do not have any agreements or commitments with respect to any such acquisitions or investments at this time.

All the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-269240) originally filed by the Company with the SEC under the Securities Act on January 13, 2023, which was declared effective on March 20, 2023. The representative of the underwriters of our IPO was Boustead Securities, LLC. Following the sale of all the shares upon the closing of the IPO and the expiration of the over-allotment option, the offer terminated. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business, and payments for the repayment of debt.

There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus filed with the SEC relating to the IPO on March 22, 2023, pursuant to Rule 424(b).

The expected use of net proceeds from the IPO represents our intentions based upon our present plans and business conditions. We cannot predict with certainty all of the particular uses for the proceeds of the IPO or the amounts that we will actually spend on the uses set forth above. Accordingly, our management will have broad discretion in the application of the net proceeds we received from the IPO, and investors will be relying on the judgment of our management regarding the application of our net proceeds. While we expect to use the net proceeds for the purposes described above, the timing and amount of our actual expenditures will be based on many factors, including cash flows from operations, the anticipated growth of our business, and the availability and terms of alternative financing sources to fund our growth.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

			Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed/ Furnished Herewith	Form	Exhibit	Filing Date	File Number
3.1	Certificate of Formation of Mangoceuticals, Inc., filed with the Secretary of State of Texas on October 7, 2021		S-1	3.1	1/13/2023	333-269240
3.2	Certificate of Amendment to Certificate of Formation of Mangoceuticals, Inc., filed with the Secretary of State of Texas on April 15, 2022		S-1	3.2	1/13/2023	333-269240
3.3	Bylaws of Mangoceuticals, Inc.		S-1	3.3	1/13/2023	333-269240
4.1	Common Stock Purchase Warrant granted to Boustead Securities, LLC evidencing the right to acquire 87,500 shares of common stock (dated March 23, 2023)	X
4.2	Form of Common Stock Purchase Warrant (Investors – 2022 Private Placement)		S-1	4.2	1/13/2023	333-269240
10.1	Stock Purchase Agreement between American International Holdings Corp. and Cohen Enterprises, Inc., dated June 16, 2022		S-1	10.1	1/13/2023	333-269240
10.2	Form of Subscription Agreement (2022 Private Placement)		S-1	10.2	1/13/2023	333-269240
10.3	Physician Services Agreement dated August 1, 2022, between Mangoceuticals, Inc. and BrighterMD, LLC dba Doctegrity		S-1	10.3	1/13/2023	333-269240
10.4£	Master Services Agreement and Statement of Work dated September 1, 2022, and effective August 31, 2022, between Epiq Scripts, LLC and Mangoceuticals, Inc.		S-1	10.4£	1/13/2023	333-269240
10.5#	Executive Employment Agreement dated August 31, 2022, between Mangoceuticals, Inc. and Jacob D. Cohen		S-1	10.5#	1/13/2023	333-269240
10.6#	Executive Employment Agreement dated August 31, 2022, between Mangoceuticals, Inc. and Jonathan Arango		S-1	10.6#	1/13/2023	333-269240
10.7#	Mangoceuticals, Inc. 2022 Equity Incentive Plan		S-1	10.7#	1/13/2023	333-269240

10.8#	Stock Option Agreement dated August 31, 2022 between Mangoceuticals, Inc. and Jacob D. Cohen (750,000 option shares)	S-1	10.8#	1/13/2023	333-269240
10.9#	Stock Option Agreement dated August 31, 2022 between Mangoceuticals, Inc. and Jonathan Arango (500,000 option shares)	S-1	10.9#	1/13/2023	333-269240
10.10#	Consulting Agreement dated September 6, 2022, between Mangoceuticals, Inc. and PHX Global, LLC	S-1	10.10#	1/13/2023	333-269240
10.11#	Consulting Agreement dated September 6, 2022, between Mangoceuticals, Inc. and Ezekiel Elliott	S-1	10.11#	1/13/2023	333-269240
10.12#	Consulting Agreement dated September 15, 2022, between Mangoceuticals, Inc. and David Sandler	S-1	10.12#	1/13/2023	333-269240
10.13#	Consulting Agreement dated September 15, 2022, between Mangoceuticals, Inc. and Hsiaoching Chou	S-1	10.13#	1/13/2023	333-269240
10.14#	Service Agreement dated September 22, 2022, by and between Mangoceuticals, Inc. and Greentree Financial Group, Inc.	S-1	10.14#	1/13/2023	333-269240
10.15#	Offer Letter dated October 1, 2022 entered into between Mangoceuticals, Inc. and Eugene M. Johnston	S-1	10.15#	1/13/2023	333-269240
10.16#	Notice of Restricted Stock Grant and Restricted Stock Grant Agreement dated October 1, 2022 between Mangoceuticals, Inc. and Eugene M. Johnston	S-1	10.16#	1/13/2023	333-269240
10.17#	Notice of Restricted Stock Grant and Restricted Stock Grant Agreement dated October 14, 2022 between Mangoceuticals, Inc. and Dr. Kenny Myers	S-1	10.17#	1/13/2023	333-269240
10.18#	October 14, 2022 Offer Letter entered into between Mangoceuticals, Inc. and Dr. Kenny Myers	S-1	10.18#	1/13/2023	333-269240
10.19#	Notice of Restricted Stock Grant and Restricted Stock Grant Agreement dated October 14, 2022 between Mangoceuticals, Inc. and Alex P. Hamilton	S-1	10.19#	1/13/2023	333-269240
10.20#	October 14, 2022 Offer Letter entered into between Mangoceuticals, Inc. and Alex P. Hamilton	S-1	10.20#	1/13/2023	333-269240

10.21#	Notice of Restricted Stock Grant and Restricted Stock Grant Agreement dated October 14, 2022 between Mangoceuticals, Inc. and Lorraine D’Alessio	S-1	10.21#	1/13/2023	333-269240
10.22#	October 14, 2022 Offer Letter entered into between Mangoceuticals, Inc. and Dr. Lorraine D’Alessio	S-1	10.22#	1/13/2023	333-269240
10.23#	Consulting Agreement dated November 1, 2022, between Mangoceuticals, Inc. and White Unicorn, LLC	S-1	10.23#	1/13/2023	333-269240
10.24#	Master Services Agreement dated December 1, 2022, between Mangoceuticals, Inc. and Global Career Networks, Inc.	S-1	10.24#	1/13/2023	333-269240
10.25#	Consulting Agreement dated December 21, 2022, between Mangoceuticals, Inc. and Chartered Services, LLC	S-1	10.25#	1/13/2023	333-269240
10.26	Waiver Agreement dated December 30, 2022, between Mangoceuticals, Inc. and Boustead Securities, LLC	S-1	10.26	1/13/2023	333-269240
10.27#	Consulting Agreement dated January 3, 2023, between Mangoceuticals, Inc. and DojoLabs Group, Inc.	S-1	10.27#	1/13/2023	333-269240
10.28#	Advisor Agreement dated January 6, 2023, between Mangoceuticals, Inc. and Dr. Brian Rudman	S-1	10.28#	1/13/2023	333-269240
10.29#	Advisor Agreement dated January 6, 2023, between Mangoceuticals, Inc. and Jarrett Boon	S-1	10.29#	1/13/2023	333-269240
10.30#	Consulting Agreement dated January 6, 2023, between Mangoceuticals, Inc. and Bethor, Ltd	S-1	10.30#	1/13/2023	333-269240
10.31#	Consulting Agreement dated January 24, 2023, between Mangoceuticals, Inc. and Sultan Haroon	S-1/A	10.31#	1/26/2023	333-269240
10.32#	Consulting Agreement dated January 24, 2023, between Mangoceuticals, Inc. and John Helfrich	S-1/A	10.32#	1/26/2023	333-269240
10.33#	Consulting Agreement dated January 24, 2023, between Mangoceuticals, Inc. and Justin Baker	S-1/A	10.33#	1/26/2023	333-269240
10.34#	Consulting Agreement dated January 24, 2023, between Mangoceuticals, Inc. and Maja Matthews	S-1/A	10.34#	1/26/2023	333-269240

10.35	Secured Installment Promissory Note dated November 18, 2022, between Mangoceuticals, Inc. and BPI Equipment, Inc.		S-1/A	10.35	2/21/2023	333-269240
10.36#	Employment Agreement dated and effective May 1, 2023, by and between Mangoceuticals, Inc. and Amanda Hammer		8-K	10.1	5/4/2023	10.1
10.37#	Stock Option Agreement dated May 1, 2023 between Mangoceuticals, Inc. and Amanda Hammer (150,000 option shares)		8-K	10.1	5/4/2023	10.2
14.1	Code of Business Conduct and Ethics		S-1	14.1	1/13/2023	333-269240
16.1	Letter from M&K CPAS, PLLC to the U.S. Securities and Exchange Commission dated January 26, 2023, from		S-1/A	16.1	1/26/2023	333-269240
31.1*	Certification of Principal Executive pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1**	Certification of Principal Executive Pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q included in the Exhibit 101 Inline XBRL Document Set	X

* Filed herewith.

** Furnished herewith.

# Indicates management contract or compensatory plan or arrangement.

£ Certain portions of these Exhibits have been omitted in accordance with Regulation S-K Item 601 because they are both (i) not material to investors and (ii) the type of information that the Registrant customarily and actually treats as private or confidential, and have been marked with ‘‘[***]’’ to indicate where omissions have been made. The Registrant agrees to furnish supplementally an unredacted copy of the Exhibit to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Mangoceuticals, Inc.

Date: May 9, 2023	By:	/s/ Jacob D. Cohen
Jacob D. Cohen
Chief Executive Officer
(Principal Executive Officer)

Mangoceuticals, Inc.

Date: May 9, 2023	By:	/s/ Eugene M. Johnston
Eugene M. Johnston
Chief Financial Officer
(Principal Financial and Accounting Officer)

