Form 10-Q
period 2023-06-30
MANGOCEUTICALS, INC.
filed 2023-07-28
CIK 1938046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 16,714,500 shares of common stock are issued and outstanding as of July 28, 2023.

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

Forward-looking statements include, but are not limited to, statements about:

●	our ability to obtain additional funding;

●	the effect of pandemics on our operations, sales, and the market for our products;

●	our ability to build and maintain our brand;

●	cybersecurity, information systems and fraud risks and problems with our websites;

●	our ability to expand and grow our operations, and successfully market our products;

●	changes in, and our compliance with, rules and regulations affecting our operations, sales, and/or our products;

●	shipping, production or manufacturing delays;

●	our ability to increase sales;

●	regulations we are required to comply with in connection with our operations, manufacturing, labeling and shipping;

●	competition from existing competitors or new competitors or products that may emerge;

●	our dependency on third-parties to prescribe and compound our erectile dysfunction (ED) product;

●	our ability to establish or maintain relations and/or relationships with third-parties;

●	potential safety risks associated with our Mango ED product, including the use of ingredients, combination of such ingredients and the dosages thereof;

●	the effects of high inflation, increasing interest rates and economic downturns, including potential recessions, as well as macroeconomic, geopolitical, health and industry trends, pandemics, acts of war (including the ongoing Ukraine/Russian conflict) and other large-scale crises;

●	our ability to protect intellectual property rights;

●	our ability to adequately support future growth;

●	our ability to attract and retain key personnel to manage our business effectively; and

●	other risk factors included under “Risk Factors” below.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mangoceuticals, Inc.

Balance Sheets

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$2,947,495	$682,860
Inventory	23,494	-
Prepaid expenses - related party	52,760	11,745
TOTAL CURRENT ASSETS	3,023,749	694,605

FIXED ASSETS
Property and equipment, net of accumulated depreciation of $16,169	108,712	117,499
TOTAL FIXED ASSETS	108,712	117,499

OTHER ASSETS
Deposits	16,942	16,942
Right of use - asset	147,159	174,241
TOTAL OTHER ASSETS	164,101	191,183
TOTAL ASSETS	$3,296,562	$1,003,287

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$130,205	$33,675
Payroll tax liabilities	6,125	2,717
Notes payable to related parties	-	89,200
Notes payable	-	78,260
Right-of-use liability - operating lease	60,152	56,725
TOTAL CURRENT LIABILITIES	196,482	260,577
LONG-TERM LIABILITIES
Right-of-use liability - operating lease	97,391	128,680
TOTAL LONG-TERM LIABILITIES	97,391	128,680

TOTAL LIABILITIES	293,873	389,257

COMMITMENTS AND CONTINGENCIES (SEE NOTE 9)

STOCKHOLDERS’ EQUITY
Common stock (par value $0.0001, 200,000,000 shares authorized, of which 16,714,500 and 13,365,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)	1,671	1,337
Additional paid in capital	9,861,684	2,628,449
Accumulated deficit	(6,860,666)	(2,015,756)
TOTAL STOCKHOLDERS’ EQUITY	3,002,689	614,030

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,296,562	$1,003,287

The accompanying notes are an integral part of these financial statements.

Mangoceuticals, Inc.

Statements of Operations

(Unaudited)

	For The Three Months	For The Three Months	For The Six Months	For The Six Months
	Ended	Ended	Ended	Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Revenues
Revenues	$141,237	$-	$241,959	$-

Cost of revenues	25,592	-	49,345	-
Cost of revenues - related party	28,515	-	48,285	-
Gross profit	87,130	-	144,329	-

Operating expenses
General and administrative expenses	2,379,388	327,902	4,995,712	346,612
Total operating expenses	2,379,388	327,902	4,995,712	346,612

Loss from operations	(2,292,258)	(327,902)	(4,851,383)	(346,612)

Other (income) expense
Imputed interest - related party	(8,233)	1,583	(6,473)	2,472
Total other (income) expense	(8,233)	1,583	(6,473)	2,472

Loss before income taxes	(2,284,025)	(329,485)	(4,844,910)	(349,084)

Income taxes	-	-	-	-

Net loss	$(2,284,025)	$(329,485)	$(4,844,910)	$(349,084)

Basic and diluted loss per share
Basic and diluted loss per share	$(0.14)	$(0.04)	$(0.33)	$(0.04)

Weighted average number of shares outstanding
Basic and diluted	15,772,348	9,005,436	14,500,230	8,816,917

The accompanying notes are an integral part of these financial statements.

Mangoceuticals, Inc.

Statements of Changes in Stockholders’ Equity (Deficit)

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

					Total
	Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2021	8,000,000	$800	$181	$(17,701)	$(16,720)

Imputed interest	-	-	889	-	889

Net loss	-	-	-	(19,599)	(19,599)

Balance, March 31, 2022	8,000,000	800	1,070	$(37,300)	$(35,430)

Imputed interest	-	-	1,583	-	1,583

Issuance of common stock for services	2,250,000	225	224,775	-	225,000

Net loss	-	-	-	(329,485)	(329,485)

Balance, June 30, 2022	10,250,000	$1,025	$227,428	$(366,785)	$(138,332)

Balance, December 31, 2022	13,365,000	$1,337	$2,628,449	$(2,015,756)	$614,030

Issuance of common stock for services	700,000	70	699,930	-	700,000

Issuance of common stock for cash	1,250,000	125	4,999,875	-	5,000,000

Imputed interest	-	-	1,760	-	1,760

Options and warrants vested for services	-	-	64,271	-	64,271

Net loss	-	-	-	(2,560,885)	(2,560,885)

Balance, March 31, 2023	15,315,000	$1,532	$8,394,285	$(4,576,641)	$3,819,176

Issuance of common stock for services	375,000	37	386,963	-	387,000

Imputed interest	-	-	(8,233)	-	(8,233)

Options and warrants vested for services	-	-	64,271	-	64,271

Warrants exercised for cash	1,024,500	102	1,024,398	-	1,024,500

Net loss	-	-	-	(2,284,025)	(2,284,025)

Balance, June 30, 2023	16,714,500	$1,671	$9,861,684	$(6,860,666)	$3,002,689

The accompanying notes are an integral part of these financial statements.

Mangoceuticals, Inc.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended	For the Six Moths Ended
	June 30, 2023	June 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,844,910)	$(349,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,306	-
Issuance of common stock for services	1,087,000	225,000
Imputed interest expense	(6,473)	2,472
Options vested for stock-based compensation	128,542	-
(Increase) decrease in operating assets:
Inventory	(23,494)	-
Prepaid expenses	(41,015)	-
Operating lease right of use asset	27,082	-
(Decrease) increase in operating liabilities:
Accounts payable and accrued liabilities	96,530	25,000
Operating lease right of use liabilities	(27,862)	-
Payroll tax liabilities	3,408	-
NET CASH USED IN OPERATING ACTIVITIES	(3,588,886)	(96,612)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(3,519)	-
NET CASH USED IN INVESTING ACTIVITIES	(3,519)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on notes payable to related parties	-	74,930
Repayment on notes payable	(78,260)	-
Repayment on notes payable - related party	(89,200)	-
Proceeds from exercise of warrants	1,024,500	-
Proceeds from sales of common stock for cash	5,000,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,857,040	74,930

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,264,635	(21,682)

CASH AND CASH EQUIVALENTS:
Beginning of period	682,860	22,550
End of period	$2,947,495	$868

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

MANGOCEUTICALS, INC.

Notes to Financial Statements

Three and Six Month Periods Ended June 30, 2023 and June 30, 2022

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) under the accrual basis of accounting. These financial statements are presented in U.S. dollars and are prepared on a historical cost basis, except for certain financial instruments which are carried at fair value. The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 2022 and 2021 included in the Company’s Registration Statement on Form S-1 (Amendment No. 4), filed with the Securities and Exchange Commission (“SEC”) on February 28, 2023 (the “Form S-1”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the Form S-1 have been omitted.

Cash Equivalents

Highly liquid investments with original maturities of three months or less are considered cash equivalents. The Company maintains the majority of its cash accounts at a commercial bank. The Federal Deposit Insurance Corporation (“FDIC”) insures the total cash balance up to $250,000 per commercial bank. From time to time, cash in deposit accounts may exceed the FDIC limits and the excess would be at risk of loss for purposes of the statement of cash flows. There are no cash equivalents at June 30, 2023 and December 31, 2022 and the Company has not experienced any losses related to uninsured deposits.

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

Net Loss Per Common Share

We compute net loss per share in accordance with ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. For diluted net loss per share purposes, the Company excludes stock options and other stock-based awards, including shares issued as a result of option and warrant exercises, whose effect would be anti-dilutive, from the calculation. There were 1,400,000 and 1,250,000 options, 1,063,000 and 2,000,000 warrants and no derivative securities outstanding as of June 30, 2023 and December 31, 2022, respectively.

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

Concentration and Risks

The Company’s operations are subject to risks including financial, operational, regulatory and other risks including the potential risk of business failure. For the three and six months ended June 30, 2023 and the year ended December 31, 2022, the Company had no significant revenue from continuing operations which were derived from a single or a few major customers.

Black Scholes Option Pricing Model

The Company uses a Black-Scholes option pricing model to determine the fair value of warrants and options issued.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement. Material related party transactions have been identified in Notes 3, 6 and 8 in the notes to financial statements.

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

Inventories

Inventories are stated at the lower of cost or market with cost being determined on a first-in, first-out (FIFO) basis. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. During the periods presented, there were no inventory write-downs.

Marketing and advertising

The Company follows the policy or charging the costs of marketing and advertising to expense as incurred. The Company charged to operations $912,997 and $0 for the six months ended June 30, 2023 and 2022. We did not begin advertising until November 2022.

Subsequent events

The Company follows the guidance in subtopic 855-10-50 of FASB ASC 855, Subsequent Events, for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.

NOTE 3 – PREPAID EXPENSES AND DEPOSITS

During the three and six months ended June 30, 2023 and the year ended December 31, 2022, and in association with the Master Services Agreement and Statement of Work with our related party Contracted Pharmacy, the Company prepays the related party Contracted Pharmacy as a retainer to be credited towards future product sales. As of June 30, 2023 and December 31, 2022, the balance was $52,760 and $11,745, respectively.

Additionally, the Company signed a lease agreement for office space, effective October 1, 2022, which included an initial security deposit of $16,942.

NOTE 4 – INVENTORY

During the three and six months ended June 30, 2023 and the year ended December 31, 2022, the Company purchased inventories related to promotional merchandise intended to be sold online. As of June 30, 2023 and December 31, 2022, the inventory balance was $23,494 and $0, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

During the six months ended June 30, 2023, the Company acquired custom product packaging equipment totaling $3,519. Depreciation expense for the six months ended June 30, 2023 and 2022, was $12,306 and $0, respectively. Total net property and equipment was $108,712 and $117,499, as of June 30, 2023 and December 31, 2022, respectively.

	June 30, 2023	December 31, 2022

Computers	5,062	5,062
Equipment	119,819	116,300
Less accumulated depreciation:	(16,169)	(3,863)
Property and equipment, net	108,712	117,499

NOTE 6 – RELATED PARTY TRANSACTIONS

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

On June 29, 2022, the Company received an advance of $25,000 from Cohen Enterprises in order to cover various general and administrative expenses. The Company repaid Cohen Enterprises $25,000 on August 18, 2022 bringing the total amount owed to Cohen Enterprises to $89,200 as of December 31, 2022. This amount was paid in full on April 4, 2023 and the amount owed to Cohen Enterprises was $0 and $89,200 as of June 30, 2023 and December 31, 2022, respectively. Previously recorded imputed interest equal to eight percent (8%) per annum, or a total of $8,232 against the related party advances, was canceled and reversed for the six months ended June 30, 2023.

On December 10, 2021, the Company received an advance of $70 from ZipDoctor, Inc., a then wholly-owned subsidiary of its then majority shareholder, AMIH, which was used to open and establish the Company’s bank account. The advance bears no interest and is due on demand upon the Company’s ability to repay the advance from either future revenues or investment proceeds. The amount was paid in full on May 24, 2022 and the amount owed to ZipDoctor was $0 and $70 as of June 30, 2023 and December 31, 2022, respectively. Imputed interest at eight percent (8%) per annum on this advance was insignificant and therefore was not calculated, recorded or paid during the time the advance was outstanding from December 10, 2021 to May 24, 2022.

For additional information on related party prepaid expense see Note 3.

NOTE 7 – NOTES PAYABLE

On November 18, 2022, the Company entered into a note payable with a vendor for the purchase of equipment in the amount of $78,260. The note bears no interest and was due in three payments of $5,000 each January 1, 2023 through March 1, 2023, a $31,630 payment on April 1, 2023 and a final payment on May 1, 2023 for the outstanding balance. The January 1 and March 1, 2023 payments were timely made and on March 23, 2023, the Company elected to pay off the remaining balance of $63,260. The outstanding balance as of June 30, 2023 and December 31, 2022 was $0 and 78,260, respectively.

NOTE 8 – CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of “blank check” preferred stock, $0.0001 par value. All preferred stock was undesignated as of June 30, 2023 and December 31, 2022.

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.0001 per share, of which 16,714,500 shares were issued and outstanding at June 30, 2023 and 13,365,000 were issued and outstanding at December 31, 2022.

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

On October 13, 2022, the Company entered into Director Offer Letter agreements with each of Alex Hamilton (“Hamilton”), Dr. Kenny Myers (“Myers”) and Lorraine D’Alessio (“Alessio), compensating each of them with 75,000 shares of restricted common stock (for a total of 225,000 shares) (the “Director Shares”). The Director Shares were issued under the Company’s 2022 Equity Incentive Plan (the “2022 Plan”), with the following vesting schedule: 1/3 of the Director Shares vested on October 14, 2022, and the remaining Director Shares will vest annually in one-third increments commencing on the first anniversary date thereof. The shares were valued at $0.28 per share for a total of $20,881. These individuals are related parties.

On October 14, 2022, the Company issued its Project Manager, Joan Arango, 25,000 shares of restricted common stock under the 2022 Plan. The shares were issued to Ms. Arango as a bonus for services rendered to date. Ms. Arango is the sister of the Company’s President and Chief Operating Officer, Jonathan Arango. The shares were valued at $0.28 per share for a total of $7,204. Ms. Arango is a related party.

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

On April 25, 2023, a warrant holder exercised private placement Warrants to purchase 100,000 shares of common stock with an exercise price of $1.00 per share in consideration for $100,000 in cash. The shares of common stock issuable upon exercise of the warrants were registered under the Securities Act.

On April 25, 2023, a warrant holder exercised private placement Warrants to purchase 25,000 shares of common stock with an exercise price of $1.00 per share in consideration for $25,000 in cash. The shares of common stock issuable upon exercise of the warrants were registered under the Securities Act.

On April 25, 2023, a warrant holder exercised private placement Warrants to purchase 25,000 shares of common stock with an exercise price of $1.00 per share in consideration for $25,000 in cash. The shares of common stock issuable upon exercise of the warrants were registered under the Securities Act.

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

On and effective on May 1, 2023, the Company entered into an Employment Agreement with Mrs. Amanda Hammer (the “Employment Agreement”). The Employment Agreement provides for Mrs. Hammer to serve as Chief Operating Officer of the Company for an initial three-year term extending through May 1, 2026, provided that the agreement automatically renews for additional one-year terms thereafter in the event neither party provides the other at least 60 days prior notice of their intention not to renew the terms of the agreement. The agreement provides for Mrs. Hammer to receive an annual salary of $150,000 per year. The Employment Agreement also required the Company to grant Mrs. Hammer a sign-on bonus of (a) 75,000 restricted shares of common stock of the Company, vested in full upon issuance, and (b) options to purchase an additional 150,000 shares of common stock of the Company, under the Company’s 2022 Equity Incentive Plan (the “Plan”), with an exercise price of the greater of (i) $1.10 per share; and (ii) the closing sales price of the Company’s common stock on the Nasdaq Capital Market on the date the Employment Agreement and the grant is approved by the Board (which date was May 1, 2023), and which exercise price was $1.00 per share, with options to purchase 50,000 shares vesting every twelve months that the Employment Agreement is in effect, subject to the terms of the Plan. The options are exercisable for a period of ten years and are documented by a separate option agreement entered into by the Company and Mrs. Hammer.

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

On May 25, 2023, the Board of Directors appointed Mr. Aaron Andrew (“Mr. Andrew”), an independent, non-Board member and non-Company employee, to the Advisory Board. In connection with Mr. Andrew’s appointment to the Advisory Board, the Company entered into an Advisor Agreement (the “Mr. Andrew Consulting Agreement”), dated effective May 25, 2023, with Mr. Andrew, whereby the Company agreed to issue Mr. Andrew 50,000 shares of the Company’s restricted common stock under the 2022 Plan and to reimburse Mr. Andrew for reasonable out-of-pocket expenses, including, without limitation, travel expenses incurred by him in connection with the Company’s requests of the performance of his duties to the Company in service on the Advisory Board. The shares were valued at $1.10 per share for a total of $55,000.

On June 1, 2023, we entered into a Consulting Agreement with Major Dodge (“Major”), to provide acting and production related services to the Company during the term of the agreement, which is for 12 months unless otherwise earlier terminated due to breach of the agreement by either party and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued Major 20,000 shares of restricted common stock under the 2022 Plan. The agreement contains customary confidentiality and non-solicitation provisions. The shares were valued at $1.10 per share for a total of $22,000.

On June 1, 2023, we entered into a Production and Broadcasting Agreement with New To The Street Group, LLC (“New To The Street”), to provide production, broadcasting and other marketing related services to the Company during the term of the agreement, which is for 3 months unless otherwise earlier terminated. In consideration for agreeing to provide the services under the agreement, the Company issued New To The Street 50,000 shares of restricted common stock and agreed to pay New To The Street a monthly cash payment of $5,000. The shares were valued at $1.10 per share for a total of $55,000.

On June 6, 2023, a warrant holder exercised private placement Warrants to purchase 150,000 shares of common stock with an exercise price of $1.00 per share in consideration for $150,000 in cash. The shares of common stock issuable upon exercise of the warrants were registered under the Securities Act.

On June 7, 2023, a warrant holder exercised private placement Warrants to purchase 75,000 shares of common stock with an exercise price of $1.00 per share in consideration for $75,000 in cash. The shares of common stock issuable upon exercise of the warrants were registered under the Securities Act.

On June 8, 2023, a warrant holder exercised private placement Warrants to purchase 24,500 shares of common stock with an exercise price of $1.00 per share in consideration for $24,500 in cash. The shares of common stock issuable upon exercise of the warrants were registered under the Securities Act.

On June 21, 2023, a warrant holder exercised private placement Warrants to purchase 100,000 shares of common stock with an exercise price of $1.00 per share in consideration for $100,000 in cash. The shares of common stock issuable upon exercise of the warrants were registered under the Securities Act.

On June 22, 2023, a warrant holder exercised private placement Warrants to purchase 100,000 shares of common stock with an exercise price of $1.00 per share in consideration for $100,000 in cash. The shares of common stock issuable upon exercise of the warrants were registered under the Securities Act.

On June 22, 2023, a warrant holder exercised private placement Warrants to purchase 25,000 shares of common stock with an exercise price of $1.00 per share in consideration for $25,000 in cash. The shares of common stock issuable upon exercise of the warrants were registered under the Securities Act.

On June 27, 2023, a warrant holder exercised private placement Warrants to purchase 100,000 shares of common stock with an exercise price of $1.00 per share in consideration for $100,000 in cash. The shares of common stock issuable upon exercise of the warrants were registered under the Securities Act.

Options:

During the year ended December 31, 2022, the Company granted a total of 1,250,000 options to purchase shares of common stock of the Company, under the 2022 Plan, of which 750,000 were granted to Jacob Cohen, the Company’s CEO, and 500,000 were granted to Jonathan Arango, the Company’s President and then COO, related to their respective employment agreement. The options have an exercise price of $1.10 per share, an original life of five years and vest at the annual renewal of their employment over three years.

On May 1, 2023, the Company granted 150,000 options to purchase shares of common stock of the Company, under the 2022 Plan to Amanda Hammer, the Company’s COO, related to her employment agreement. The options have an exercise price of $1.10 per share, an original life of five years and vest at the annual renewal of their employment over three years.

As of June 30, 2023 and December 31, 2022, $128,542 and $82,267 has been recorded as stock-based compensation. Mr. Cohen, Mr. Arango and Ms. Hammer are related parties.

The following table summarizes common stock options activity: The following table summarizes common stock options activity:

	Options	Weighted Average Exercise Price
December 31, 2021	-	$-
Granted	1,250,000	1.10
Exercised	-	-
Expired	-	-
Outstanding, December 31, 2022	1,250,000	$1.10
Exercisable, December 31, 2022	133,333	$1.10

Granted	150,000	$1.10
Exercised	-	-
Expired	-	-
Outstanding, June 30, 2023	1,400,000	$1.10
Exercisable, June 30, 2023	345,833	$1.10

The weighted average exercise prices, remaining lives for options granted, and exercisable as of June 30, 2023 were as follows:

	Outstanding Options		Exercisable Options
Options Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$1.10	1,400,000	4.18	$1.10	345,833	$1.10

As June 30, 2023, the fair value of options outstanding was $707,035. The aggregate initial fair value of the options measured on the grant date of August 31, 2022 and May 1, 2023 was calculated using the Black-Scholes option pricing model based on the following assumption:

Fair Value of Common Stock on measurement date	$1.00
Risk free interest rate	3.64% - 3.30%
Volatility	224.70% 92.54%
Dividend Yield	0%
Expected Term	6.0 - 3.5

(1)	The risk-free interest rate was determined by management using the market yield on U.S. Treasury securities with comparable terms as of the measurement date.
(2)	The trading volatility was determined by calculating the volatility of the Company’s peer group.
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

As additional consideration in connection with the IPO, upon the closing of the IPO, we granted Boustead Securities, LLC, the representative of the underwriters named in the Underwriting Agreement for the IPO, warrants to purchase 87,500 shares of common stock with an exercise price of $5.00 per share, which are exercisable six months after the effective date of the registration statement filed in connection with the IPO (March 20, 2023) and expire five years after such effectiveness date. The fair value of the warrants on the grant date was $31,995.

As of June 30, 2023 and December 31, 2022, the fair value of Warrants outstanding to investors was $581,264 and $1,438,299, respectively. Because the Warrants vested immediately, the fair value was assessed on the grant date.

The following table summarizes common stock warrants activity:

	Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2021	-	$-
Granted	2,210,070	1.00
Exercised	-	-
Expired	-
Cancelled	(210,070)	1.00
Outstanding, December 31, 2022	2,000,000	1.00
Exercisable, December 31, 2022	2,000,000	$1.00

Granted	87,500	5.00
Exercised	(1,024,500)	1.00
Expired	-	-
Cancelled	-	-
Outstanding, June 30, 2023	1,063,000	1.30
Exercisable, June 30, 2023	975,500	$1.00

The weighted average exercise prices, remaining lives for warrants granted, and exercisable as of June 30, 2023, were as follows:

	Outstanding and Vested Warrants
Weighted Average Warrant Exercise Price Per Share	Shares	Life (Years)
$1.00	1,063,000	3.91

As of June 30, 2023, warrants to purchase 1,063,000 shares of common stock are outstanding and vested, and the vested stock warrants have a weighted average remaining life of 3.91 years.

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

The Company has right-of-use assets of $147,159 and $174,241 and operating lease liabilities of $157,543 and $185,405 as of June 30, 2023 and December 31, 2022, respectively. Operating lease expense for the six months ended June 30, 2023 and 2022 was $33,884 and $0, respectively. The Company has recorded $0 in impairment charges related to right-of-use assets during the six months ended June 30, 2023 and 2022.

Maturity of Lease Liabilities at June 30, 2023	Amount
2023	34,849
2024	71,716
2025	67,589
Total lease payments	174,154
Less: Imputed interest	(16,611)
Present value of lease liabilities	$157,543

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Summary of our operations.

●	Plan of Operations. A description of our plan of operations for the next 12 months including required funding.

●	Results of Operations. An analysis of our financial results comparing the three and six months ended June 30, 2023 and 2022.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

●	Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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

Plan of Operations

We had working capital of $2.8 million as of June 30, 2023. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we don’t currently anticipate the need for additional funding in order to continue our operations at their current levels and to pay the costs associated with being a public company for the next 12 months. We may however require additional funding in the future to expand or complete acquisitions. Our plan for the next twelve months is to continue using the same marketing and management strategies and continue providing a quality product with excellent customer service while also seeking to expand our operations organically or through acquisitions as funding and opportunities arise, and, as discussed above, we have also purchased a homesite on which we are in the process of constructing a custom home, which we then plan to sell. As our business continues to grow, customer feedback will be integral in making small adjustments to improve the product and overall customer experience. We plan to raise additional required funding when required through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2023 and 2022

Revenues

We began generating revenues in November 2022 and had revenues of $141,237 and $241,959 for the three and six month ended June 30, 2023, respectively, and we did not generate any revenues for the three and six months ended June 30, 2022.

Cost of Revenues

We had cost of revenues of $25,592 and $49,345 for the three and six month ended June 30, 2023, respectively, and related party cost of revenues of $28,515 and 48,285 for the three and six month ended June 30, 2023, respectively, relating to amounts paid to Epiq Scripts, LLC, a related party, 51% owned and controlled by Jacob D. Cohen, our Chairman and Chief Executive Officer, which entity provides us pharmacy and compounding services (“Epiq Scripts”), resulting in gross profit of $87,130 and $144,329 for the three and six months ended June 30, 2023, respectively. The related party cost of revenues were associated with the Master Services Agreement entered into with Epiq Scripts and a related statement of work and the remaining cost of revenues was attributed to the amounts paid to our unrelated party doctors network and shipping expenses. We did not have any cost of revenues for the three and six months ended June 30, 2022, as we did not begin generating revenues until November 2022.

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

Operating Expenses and Net Loss

We had total general and administrative expenses of $2,379,388 and $4,995,712 and imputed interest gain of $8,233 and $6,473 (which represented imputed interest canceled and reversed on the related party loans repaid as discussed below under “Liquidity and Capital Resources”) for the three and six months ended June 30, 2023, resulting in a net loss of $2,284,025 and $4,884,910, respectively, compared to general and administrative expenses of $327,902 and $346,612 and $1,583 and $2,472 of imputed interest expense (which represented imputed interest on the related party loans discussed below under “Liquidity and Capital Resources”) for the three and six months ended June 30, 2022. This resulted in a net loss of $329,485 and $349,084, respectively.

The increase in general administration expenses for the three and six months ended June 30, 2023, compared to the prior period, was due primarily to (a) stock-based compensation from issuances of options and warrants, totaling $764,201 and $451,233 (including a total of $699,930 and $386,963 attributed to stock issued for services and $64,271 and $64,271 attributed to stock-based compensation from issuances of options and warrants) and $0 and $224,775 for the three and six months ended June 30, 2022, respectively, which increase was due to us having issued less stock for compensation during the 2022 period; (b) advertising and marketing expenses in the amount of $284,366 and $912,997 and $18,710 and $65,238, for the three and six months ended June 30, 2023 and 2022, respectively, related to us increasing our advertising and marketing costs in the 2023 period as we ramped up our marketing efforts in connection with the expansion of our operations; (c) legal fees of $139,579 and $198,386 and $0 and $36,000, for the three and six months ended June 30, 2023 and 2022, respectively, mainly related to legal fees in the current period in connection with our initial public offering and related matters; (d) placement agent fees of $400,000 and $0, for the three and six months ended June 30, 2023 and $0 and $0 for 2022, respectively, relating to fees paid to our placement agent in connection with our initial public offering; (e) salaries and benefits of $173,839 and $383,897 and $0 and $0 for the three and six months ended June 30, 2023 and 2022, respectively, which increased due to the engagement of new employees as we ramped up our operations in the current period; (f) accounting and auditing fees of $56,600 and $77,600 and $0 and $10,000, for the three and six months ended June 30, 2023 and 2022, respectively, which decrease was in connection with fees paid to our accountants and auditors in connection with the preparation of the financial statements for our initial public offering; (g) general consulting related expenses of $163,513 and $219,141 and $0 and $0, for the three and six months ended June 30, 2023 and 2022, respectively, related to other various consulting fees paid in connection with our operations in the current period; and (h) software development fees of $131,420 and $291,260 and $0 and $0 for the three and six months ended June 30, 2023 and 2022, respectively, related to the front and backend development of our website in the current period. Software development expenses are integral to customers accessing our ordering system and successfully placing an order for our products. We had not yet implemented our online ordering in the first six months of 2022.

Liquidity and Capital Resources

As of June 30, 2023, we had $2,947,495 of cash on-hand, compared to $682,860 of cash on-hand of December 31, 2022. We also had $52,760 of prepaid expenses, related party, relating to amounts funded to Epiq Scripts, which is 51% owned and controlled by Jacob D. Cohen, our Chairman and Chief Executive Officer, $108,712 of property and equipment, net consisting of computers, office and custom product packaging equipment, $16,942 of security deposit, representing the security deposit on our leased office space and $147,159 of right of use asset in connection with our office space lease. Cash increased mainly due to funds raised in the IPO, offset by cash used for general operating expenses.

As of June 30, 2023, the Company had total current liabilities of $196,482, consisting of $130,205 of accounts payable and accrued liabilities, $6,125 of payroll tax liabilities, and $60,152 of right-of-use liability, operating lease, current portion. We also had $97,391 of right-of-use liability, long-term.

As of June 30, 2023, we had $3,296,562 in total assets, $293,873 in total liabilities, working capital of $2.8 million and a total accumulated deficit of $6,860,666.

We have mainly relied on related party loans, as well as funds raised through the sale of securities, mainly through the private placement offering and our IPO discussed below, to support our operations since inception. We have primarily used our available cash to pay operating expenses. We do not have any material commitments for capital expenditures.

We have experienced recurring net losses since inception. We believe that we will continue to incur substantial operating expenses in the foreseeable future as we continue to invest to bring our Mango ED product to market and to attract customers, expand the product offerings and enhance technology and infrastructure. These efforts may prove more expensive than we anticipate, and we may not succeed in generating commercial revenues or net income to offset these expenses. Accordingly, we may not be able to achieve profitability, and we may incur significant losses for the foreseeable future. Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of December 31, 2022. As of June 30, 2023, our current capital resources, combined with the net proceeds from the offering, are expected to be sufficient for us to fund operations for the next 12 months. We may need funding in addition to the funding raised in our IPO, to support our operations in the future. We may also seek to acquire additional businesses or assets in the future, which may require us to raise funding. We currently anticipate such funding, if required, being raised through the offering of debt or equity. Such additional financing, if required, may not be available on favorable terms, if at all. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our shareholders experiencing significant dilution. If such financing is unavailable, we may be forced to curtail our business plan, which may cause the value of our securities to decline in value.

To support our existing operations or any future expansion of business, including the ability to execute our growth strategy, we must have sufficient capital to continue to make investments and fund operations. We have plans to pursue an aggressive growth strategy for the expansion of operations through marketing to attract new customers for our Mango ED product.

Cash Flows

	Six months ended June 30, 2023	Six months ended June 30, 2022
Cash provided by (used in):
Operating activities	$(3,588,886)	$(96,612)
Investing activities	(3,519)	-
Financing activities	5,857,040	74,930
Net increase (decrease) in cash	$2,264,635	$(21,682)

Net cash used in operating activities was $3,588,886 for the six months ended June 30, 2023, which was mainly due to $4,844,910 of net loss, offset by $1,087,000 of common stock issued for services, $128,542 for options vested for stock based compensation, increase in inventory of $23,494, increase in prepaid expense of $41,015, and a $96,530 decrease in accounts payable and accrued expenses.

Net cash used in operating activities was $96,612 for the six months ended June 30, 2022, which was mainly due to $349,084 of net loss offset by $225,000 of common stock issued for services and $25,000 in accounts payable and accrued expenses.

Net cash used in investing activities was $3,519 for the six months ended June 30, 2023, which was due to the purchase of equipment, compared to $0 for the six months ended June 30, 2022.

Net cash provided by financing activities was $5,857,040 for the six months ended June 30, 2023, which was due to $5,000,000 of funds raised in the IPO and $1,024,000 in proceeds from the exercise of warrants, offset by repayments of notes payable of $78,260 and repayments of related party notes payable of $89,200.

Net cash provided by financing activities was $74,930 for the six months ended June 30, 2022, which was solely related to borrowings from related parties.

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

On June 29, 2022, the Company received an advance of $25,000 from Cohen Enterprises, Inc. (“Cohen Enterprises”), which is owned by Mr. Cohen, the Chairman and Chief Executive Officer of the Company, who is also the majority shareholder of the Company, in order to cover various general and administrative expenses. The Company repaid Cohen Enterprises $25,000 on August 18, 2022 and the remaining $89,200 on April 4, 2023, bringing the total amount owed to Cohen Enterprises to $0 as of June 30, 2023. The Company further recorded a credit of $8,233 towards imputed interest (previously calculated at a rate of 8% per annum) against the related party advances for the six months ended June 30, 2023.

On November 18, 2022, the Company entered into a Secured Installment Promissory Note with a vendor for the purchase of equipment in the amount of $78,260 (the “Note Payable”). The note bears no interest unless an event of default occurs, and then it bears interest at the rate of 10% per annum until paid in full. The Note Payable was payable in installments, requiring a payments of $5,000 on each of January 1, 2023, February 1, 2023, and March 1, 2023, with a $31,630 payment due on April 1, 2023 and a final payment due on May 1, 2023. The January 1 and March 1, 2023 payments were timely made and on March 23, 2023, the Company elected to pay off the remaining balance of $63,260. The outstanding balance on December 31, 2022 was $78,260 and as of June 30, 2023, was $0. The Note Payable may be prepaid at any time without penalty, and is payable immediately upon a change of control of the Company. The equipment relating to the Note Payable is kept at Epiq Scripts principal business location and is used by Epiq Scripts in fulfilling orders of our products. Epiq Scripts is 51% owned and controlled by Jacob D. Cohen, our Chairman and Chief Executive Officer. The Note Payable includes customary events of default and covenants of the Company. The equipment acquired includes an auto-lock shut-off such that if we are in default under the Note Payable, such equipment will shut-off and be unusable. The amount owed under the Note Payable is secured by the equipment purchased.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Prospectus and the notes to the audited financial statements appearing elsewhere in the Prospectus. During the quarter ended June 30, 2023, there were no material changes to our critical accounting policies from those discussed in our Prospectus.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Selected Risks Associated with Our Company

Our business is subject to numerous risks and uncertainties, including those in the section entitled “Risk Factors” and elsewhere in this Report. These risks include, but are not limited to, the following:

●	We have a limited operating history, have produced only a limited amount of products and have generated only limited revenues to date;

●	Our ability to execute our growth strategy and scale our operations and risks associated with such growth, and our ability to attract members and customers;

●	The effect of pandemics and governmental responses thereto on our operations, those of our vendors, our customers and the economy in general;

●	Risks associated with our ED product which has not been, and will not be, approved by the FDA and has not had the benefit of the U.S. Food and Drug Administration’s (“FDA’s”) clinical trial protocol which seeks to prevent the possibility of serious patient injury and death;

●	Risks that the FDA may determine that the compounding of our planned products does not fall within the exemption from the Federal Food, Drug, and Cosmetic Act (“FFDCA Act”) provided by Section 503A;

●	Our significant reliance on related party transactions and risks associated with such related party relationships and agreements;

●	The effect of data security breaches, malicious code and/or hackers;

●	Competition and our ability to create a well-known brand name;

●	Changes in consumer tastes and preferences;

●	Material changes and/or terminations of our relationships with key parties;

●	Significant product returns from customers, product liability, recalls and litigation associated with tainted products or products found to cause health issues;

●	Our ability to innovate, expand our offerings and compete against competitors which may have greater resources;

●	Our Chairman and Chief Executive Officer, Jacob D. Cohen and our President, Chief Operating Officer and Director, Jonathan Arango, have majority voting control over the company which may deter some investors;

●	Our ability to prevent credit card and payment fraud;

●	Risks associated with inflation, and increases in interest rates and economic downturns, including potential recessions, as well as macroeconomic, geopolitical, health and industry trends, pandemics, acts of war (including the ongoing Ukraine/Russian conflict) and other large-scale crises;

●	The risk of unauthorized access to confidential information;

●	Our ability to protect our intellectual property and trade secrets, claims from third-parties that we have violated their intellectual property or trade secrets and potential lawsuits in connection therewith;

●	Our and our providers’ ability to comply with government regulations, changing regulations and laws, penalties associated with any non-compliance (inadvertent or otherwise), the effect of new laws or regulations, and our ability to comply with such new laws or regulations;

●	Our reliance on our current management and the terms of their employment agreements with us;

●	The outcome of future lawsuits, litigation, regulatory matters or claims;

●	The fact that certain recent initial public offerings of companies with public floats comparable to the public float of the Company have experienced extreme volatility that was seemingly unrelated to the underlying performance of the respective company; and the fact that we may experience similar volatility, which may make it difficult for investors to assess the value of our common stock;

●	Certain terms and provisions of our governing documents which may prevent a change of control, and which provide for indemnification of officers and directors, limit the liability of officers or directors, and provide for the board of director’s ability to issue blank check preferred stock; and

●	The anticipated volatile nature of the trading price of our common stock following the IPO; and dilution which may be caused by future sales of securities.

Our business involves significant risks. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q and in our other public filings, as well as our audited financial statements and related notes as disclosed in the Prospectus, dated March 20, 2023, filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act on March 22, 2023 (the “Prospectus”) in connection with our initial public offering (“IPO”). The risks and uncertainties described below are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below. The risks relating to our business set forth in our Prospectus, are set forth below and are unchanged substantively as of March 20, 2023, except for those risks designated by an asterisk (*), which are significantly updated compared to the similar named risk factors set forth in the Prospectus. Additionally, those risks designated by a plus sign (+) represent new risk factors not included in the Prospectus. In addition, the prior risk factor entitled “Jacob D. Cohen, our Chairman and Chief Executive Officer, beneficially owns greater than 50% of our outstanding shares of common stock, which causes us to be deemed a “controlled company” under the rules of Nasdaq.” is no longer relevant or applicable to the Company.

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

Risks Related to our Operating History and Need for Funding

We were recently formed, have a limited operating history and have generated only limited revenues to date and there is no assurance that we can generate revenues or sell any commercial amount of our products in the future.(*)

We were only recently formed and have limited operating history. We launched our website in mid-November 2022. To date we have sold only a small amount of products and generated only limited revenues and have not sold sufficient quantities of our Mango erectile dysfunction (“ED”) product to support our operations. There is no assurance that we can generate revenues sufficient to support our operations, and even if additional revenues are generated, there is no assurance that we can generate sufficient net income to support our operations. As reflected in the accompanying financials, the Company had a net loss of $4,844,910 for the six months ended June 30, 2023 and an accumulated deficit of $6,860,666 as of June 30, 2023. Additionally, the Company had a net loss of $1,998,055 for the year ended December 31, 2022 and an accumulated deficit of $2,015,756 as of December 31, 2022.

We have experienced recurring net losses since inception. We believe that we will continue to incur substantial operating expenses in the foreseeable future as we continue to invest to bring our Mango ED product to market and to attract customers, expand the product offerings and enhance technology and infrastructure. These efforts may prove more expensive than we anticipate, and we may not succeed in generating commercial revenues or net income to offset these expenses. Accordingly, we may not be able to achieve profitability, and we may incur significant losses for the foreseeable future. Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of December 31, 2022. As of June 30, 2023, our current capital resources, combined with the net proceeds from the offering, are expected to be sufficient for us to fund operations for the next 12 months. We may need funding in addition to the funding raised in our IPO, to support our operations in the future. We may also seek to acquire additional businesses or assets in the future, which may require us to raise funding. We currently anticipate such funding, if required, being raised through the offering of debt or equity. Such additional financing, if required, may not be available on favorable terms, if at all. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our shareholders experiencing significant dilution. If such financing is unavailable, we may be forced to curtail our business plan, which may cause the value of our securities to decline in value.

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

We will need additional capital which may not be available on commercially acceptable terms, if at all, and this raises questions about our ability to continue as a going concern.(*)

We need capital to support our operations and continue to market and commercialize our current Mango ED product. We may also require additional funding in the future to support our operations, expand our product line, pay expenses, or expand or complete acquisitions. The most likely source of future funds presently available to us will be through the sale of equity capital or debt. Any sale of share capital will result in dilution to existing shareholders. Furthermore, we may incur debt in the future, and may not have sufficient funds to repay our future indebtedness or may default on our future debts, jeopardizing our business viability.

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

We have entered into a Master Services Agreement and Statement of Work with Epiq Scripts, LLC, a related party, which entity is currently licensed to provide pharmacy services in only 45 states and the District of Columbia.(*)

We have entered into a Master Services Agreement and Statement of Work (SOW) for Epiq Scripts, a related party, 51% owned and controlled by Jacob D. Cohen, our Chairman and Chief Executive Officer, to provide us pharmacy and compounding services. Epiq Scripts has filed with the Utilization Review Accreditation Commission (“URAC”) to obtain its pharmacy accreditation and has State Board of Pharmacy (or its equivalent) licenses in 45 states and the District of Columbia: Alaska, Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kansas, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin, and Wyoming. It is also in the process of applying for additional state licenses and plans to eventually obtain licenses in all 50 states by the end of 2023, with some state licenses easier to obtain and quicker to obtain than others. As a result of the above, Epiq Scripts can currently only provide the Services to us in the 45 states described above and the District of Columbia, and we will be unable to sell its products to any customers in any states other than those 45 states and the District of Columbia, until Epiq Scripts is able to obtain licenses in other states and is limited to selling products to customers only in the states in which Epiq Scripts holds licenses.

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

We have entered into a Master Services Agreement with Epiq Scripts, a related party, 51% owned and controlled by Jacob D. Cohen, our Chairman and Chief Executive Officer, to operate as our sole and exclusive licensed pharmacy to compound our Mango ED to customers, assuming such Mango ED product is prescribed by physicians pursuant to our agreement with BrighterMD, LLC doing business as Doctegrity (“Doctegrity”). Epiq Scripts was only formed in January 2022, and has only been compounding drugs for patients for a short period of time. We face risks relying on a newly formed pharmacy with limited operations. Those risks include risks that Epiq Scripts will not be able to follow applicable regulatory guidelines relating to, will not be able to timely or cost effectively complete, or may not correctly, fulfill, specialty compound, package, ship, dispense and/or distribute our Mango ED product. If Epiq Scripts is not able to scale its operations to meet the demand of our operations, or is unable to undertake any of the actions described above, our business may be materially and adversely affected, we may need to find a new partner pharmacy, which may charge us more money for its services or may not have as favorable contract terms, we may be delayed or prevented from selling our Mango ED product, and may face fines, penalties or litigation. In the event of the occurrence of any of the above, the value of our securities may decline in value or become worthless.

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

As of the date of this filing, there have been no such data breaches or other security related issues.

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

Failure to comply with federal, state and foreign laws and regulations relating to privacy, data protection and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection and consumer protection, could adversely affect our business and our financial condition.(*)

A variety of federal, state and foreign laws and regulations govern the collection, use, retention, sharing and security of consumer data. Laws and regulations relating to privacy, data protection and consumer protection are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices may not comply with all such laws, regulations, requirements and obligations. Any failure, or perceived failure, by us to comply with any federal, state or foreign privacy or consumer protection-related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, investigations, proceedings or actions against us by governmental entities or others or other liabilities or require us to change our operations.

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

Privacy laws, rules, and regulations are constantly evolving in the United States and abroad and may be inconsistent from one jurisdiction to another. We expect that new industry standards, laws and regulations will continue to be proposed regarding privacy, data protection and information security in many jurisdictions, including the California Consumer Privacy Act of 2018, which went effective January 1, 2020, the California Consumer Privacy Rights Act, which went effective on January 1, 2023, the Colorado Privacy Act, which went effective on July 1, 2013, the Virginia Consumer Data Protection Act, which went into effective on January 1, 2023, the Connecticut Personal Data Privacy and Online Monitoring Act which went effective July 1, 2023, the Iowa Consumer Data Protection Act which goes effective January 1, 2025, the Indiana Consumer Data Protection Act, which goes effective January 1, 2026; the Iowa Consumer Data Protection Act, which goes effective January 1, 2025; the Montana Consumer Data Privacy Act, which goes effective October 1, 2024; the Tennessee Information Protection Act, which goes effective July 1, 2025; the Texas Data Privacy and Security Act, which goes effective July 1, 2025 and the Utah Consumer Privacy Act which goes effective December 31, 2023. We cannot yet determine the impact such future laws, regulations and standards may have on our business. Complying with these evolving obligations is costly. For instance, expanding definitions and interpretations of what constitutes “personal data” (or the equivalent) within the United States and elsewhere may increase our compliance costs. Any failure to comply could give rise to unwanted media attention and other negative publicity, damage our customer and consumer relationships and reputation, and result in lost sales, claims, administrative fines, lawsuits or regulatory and governmental investigations and proceedings and may harm our business and results of operations.

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

We do not have a pharmacy and depend on a related party to compound our Mango product and other potential future men’s wellness products.(*)

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

We are significantly reliant on related party relationships.(*)

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

The related party pharmacy we have entered into an agreement with may not receive licenses in all of the 50 United States to provide national coverage for us to sell our Mango ED product and future products.(*)

We have entered into a Master Services Agreement and Statement of Work with Epiq Scripts, LLC, a related party, 51% owned and controlled by Jacob D. Cohen, our Chairman and Chief Executive Officer, for pharmacy and compounding services. Epiq Script’s ability to provide pharmacy services in each state is subject to among other things, receipt of regulatory approvals and licenses in the states in which we plan to operate. Currently Epiq Scripts holds State Board of Pharmacy (or its equivalent) licenses to operate in the District of Columbia and 45 states: Alaska, Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kansas, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin, and Wyoming. Its failure to receive regulatory approval or licenses in the other states in which we hope to operate, or loss of such licenses in the future, may prohibit us from selling our Mango products to customers that reside in those states limiting our ability to grow and compete with other companies that have those capabilities. Any of the above may have an adverse effect on our revenues, operations and cash flow and cause the value of our securities to decline in value or become worthless. We also face related party conflicts associated with our engagement of Epiq Scripts, LLC as discussed in greater detail above.

Jacob D. Cohen, our Chairman and Chief Executive Officer and Jonathan Arango, our President, Chief Operating Officer and Director, beneficially own greater than 50% of our outstanding common stock and exercises majority voting control over us, which will limit shareholders’ abilities to influence corporate matters and could delay or prevent a change in corporate control.(*)

Jacob D. Cohen, our Chairman and Chief Executive Officer and Jonathan Arango, our President, Chief Operating Officer and Director beneficially owns approximately 54.7% of the issued and outstanding shares of our common stock. As a result, they control the shareholder vote. Consequently, they have the ability to influence matters affecting our shareholders and therefore exercises control in determining the outcome of all corporate transactions or other matters, including (i) making amendments to our certificate of formation; (ii) whether to issue additional shares of common stock and preferred stock, including to himself; (iii) employment decisions, including compensation arrangements; (iv) whether to enter into material transactions with related parties; (v) election of directors; and (vi) any merger or significant corporate transactions, including with himself or other related parties. Additionally, it will be difficult if not impossible for investors to remove our current directors (including, but not limited to Mr. Cohen and Mr. Arango), which will mean they will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of our common stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions. Because Mr. Cohen and Mr. Arango control the vote on all shareholder matters, investors may find it difficult to replace our management if they disagree with the way our business is being operated. The interests of Mr. Cohen and Mr. Arango may not coincide with our interests or the interests of other shareholders.

Mr. Cohen and Mr. Arango acquired their shares of common stock for substantially less than the price of the shares of common stock acquired in our IPO and/or the current trading price of our common stock, and may have interests, with respect to their common stock, that are different from other investors and the concentration of voting power held by Mr. Cohen and Mr. Arango may have an adverse effect on the price of our common stock.

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

We use telehealth providers to provide telehealth consultations and related services on our Mangoceuticals platform, which connects users/customers with third-party health care providers and Epiq Scripts, LLC, a related party pharmacy. We have entered into an agreement with Doctegrity, pursuant to which Doctegrity provides clinical services directly to our customers via telehealth. Through these arrangements, the professionals or professional entities are responsible for the practice of medicine and control of the clinical decision-making.

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

Risks Related to Our Securities

Stockholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of our common stock.(+)

Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock or where shares are to be issued to our officers, directors and applicable consultants. Our Board of Directors has authority, without action or vote of the stockholders, but subject to Nasdaq rules and regulations (which generally require stockholder approval for any transactions which would result in the issuance of more than 20% of our then outstanding shares of common stock or voting rights representing over 20% of our then outstanding shares of stock), to issue all or part of the authorized but unissued shares of common stock. In addition, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing stockholders, which may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

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

Our common stock prices have been, and may continue to be, volatile and could decline substantially.(*)

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

There is no guarantee that we will be able to comply with Nasdaq’s continued listing standards.(*)

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

Furthermore, there is no guarantee that we will be able to maintain our listing on The Nasdaq Capital Market for any period of time. Among the conditions required for continued listing on The Nasdaq Capital Market, we must (i) maintain at least $2.5 million in stockholders’ equity; $500,000 in net income over the prior two years or two of the prior three years; or at least $35 million in market value of listed securities, (ii) have a majority of independent directors, and (iii) maintain a stock bid price over $1.00 per share. Our stockholders’ equity may not remain above Nasdaq’s $2.5 million minimum (our current stockholders’ equity is $3.0 million), we may not generate over $500,000 of yearly net income moving forward (we have not generated net income to date), and we may not be able to maintain independent directors (to the extent required). Additionally, recently our common stock price has traded below $1.00 per share and we may not be able to maintain a stock price over $1.00 per share. Our failure to meet the continued listing standards of Nasdaq may result in our securities being delisted from The Nasdaq Capital Market.

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

Future sales of our common stock, other securities convertible into our common stock, or preferred stock could cause the market value of our common stock to decline and could result in dilution of your shares.(*)

Our Board of Directors is authorized, without your approval, to cause us to issue additional shares of our common stock or to raise capital through the creation and issuance of preferred stock, other debt securities convertible into common stock, options, warrants and other rights, on terms and for consideration as our Board of Directors in its sole discretion may determine. Additionally, pursuant to the Resale Prospectus, registered the resale of an aggregate of 4,765,000 shares of common stock, which shares of common stock are available for immediate resale in the public market (which number includes 2,000,000 shares of common stock issuable upon the exercise of warrants, of which 975,500 shares of common stock remain issuable thereunder as of the date of this Report). An additional 87,500 shares of common stock are issuable upon exercise of outstanding warrants to purchase shares at $5.00 per share, which were issued in connection with the IPO, which are first exercisable on September 20, 2023. Sales of substantial amounts of our common stock or of preferred stock could cause the market price of our common stock to decrease significantly. We cannot predict the effect, if any, of future sales of our common stock, or the availability of our common stock for future sales, on the value of our common stock. Sales of substantial amounts of our common stock by large shareholders, or the perception that such sales could occur, may adversely affect the market price of our common stock.

In addition, in connection with our IPO, we, our directors, executive officers, and shareholders holding 5% or more of our outstanding common stock have agreed not to offer, issue, sell, contract to sell, encumber, grant any option for the sale of or otherwise dispose of any of our securities for a period of 12 months following the closing of the IPO (until March 20, 2024), subject to certain exceptions and shareholders holding between 1% and 4.99% of our outstanding common stock have agreed not to offer, issue, sell, contract to sell, encumber, grant any option for the sale of or otherwise dispose of any of our securities for a period of six months following the closing of the IPO (until September 20, 2023), subject to certain exceptions. Notwithstanding the above, no shares of common stock that are included in the Resale Prospectus are subject to such lock-up agreements. The representative of the IPO underwriters may, at any time, release, or authorize us to release, as the case may be, all or a portion of our common stock subject to the foregoing lock-up provisions without required notice. If the restrictions under the lock-up provisions of the lock-up agreements entered into in connection with the IPO are waived, shares of our common stock may become available for sale into the market, subject to applicable law, which could reduce the market price for our common stock.

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

The issuance and sale of common stock upon exercise of outstanding warrants may cause substantial dilution to existing shareholders and may also depress the market price of our common stock. Outstanding warrants to purchase shares of our common stock have cashless exercise rights.(*)

As of the date of this Report, we had a total of 1,063,000 warrants outstanding with a weighted average exercise price of $1.17 per share and term ranging from August 16, 2027 through March 20, 2028. If the holders of the warrants choose to exercise the warrants, it may cause significant dilution to the then holders of our common stock. If exercises of the warrants and sales of such shares issuable upon exercise thereof take place, the price of our common stock may decline. In addition, the common stock issuable upon exercise of the warrants may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of our stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. If the share volume of our common stock cannot absorb shares sold by the warrant holders, then the value of our common stock will likely decrease.

A total of 87,500 of the warrants discussed above (which have an exercise price of $5.00 per share) currently allow for cashless exercise rights. In a ‘cashless exercise’, the holder reduces the number of shares of common stock issuable upon exercise of the warrants in amount equal to the aggregate value of the exercise price of the exercised warrants. For example, if our common stock was trading at $2.00 per share and a holder desires to exercise warrants to purchase 100 shares of common stock with an exercise price of $1.00 per share on a cashless basis, the number of shares of common stock issuable to the holder upon such exercise would be reduced by 50 shares, equal in value to $100 ($2.00 per share x 50 shares), and the holder would receive 50 shares of common stock upon such exercise. We do not receive any cash upon a cashless exercise and as such, while a cashless exercise reduces the dilution which would otherwise exist upon a warrant exercise, it is also not as beneficial to us, as it does not bring in any new investment proceeds. Additionally, holders of warrants with cashless exercise provisions may be more likely to exercise their warrants as they do not have to come out of pocket with any cash exercise payments.

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

Economic uncertainty may affect our access to capital and/or increase the costs of such capital.(*)

Global economic conditions continue to be volatile and uncertain due to, among other things, consumer confidence in future economic conditions, fears of recession and trade wars, the price of energy, fluctuating interest rates, the availability and cost of consumer credit, the availability and timing of government stimulus programs, levels of unemployment, increased inflation, tax rates, and the war between Ukraine and Russia which began in February 2022, and has continued through the date of this Report. These conditions remain unpredictable and create uncertainties about our ability to raise capital in the future. In the event required capital becomes unavailable in the future, or more costly, it could have a material adverse effect on our business, future results of operations, and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There have been no sales of unregistered securities during the quarter ended June 30, 2023 and from the period from July 1, 2023 to the filing date of this Report, except as described below:

On April 24, 2023, a warrant holder exercised private placement Warrants to purchase 100,000 shares of common stock with an exercise price of $1.00 per share in consideration for $100,000 in cash. The shares of common stock issuable upon exercise of the warrants were registered under the Securities Act. The Company issued 100,000 shares of common stock in connection with such exercise.

On April 25, 2023, a warrant holder exercised private placement Warrants to purchase 100,000 shares of common stock with an exercise price of $1.00 per share in consideration for $100,000 in cash. The shares of common stock issuable upon exercise of the warrants were registered under the Securities Act. The Company issued 100,000 shares of common stock in connection with such exercise.

On April 25, 2023, a warrant holder exercised private placement Warrants to purchase 25,000 shares of common stock with an exercise price of $1.00 per share in consideration for $25,000 in cash. The shares of common stock issuable upon exercise of the warrants were registered under the Securities Act. The Company issued 25,000 shares of common stock in connection with such exercise.

On April 25, 2023, a warrant holder exercised private placement Warrants to purchase 25,000 shares of common stock with an exercise price of $1.00 per share in consideration for $25,000 in cash. The shares of common stock issuable upon exercise of the warrants were registered under the Securities Act. The Company issued 25,000 shares of common stock in connection with such exercise.

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

On June 1, 2023, we entered into a Production and Broadcasting Agreement with New To The Street Group, LLC (“New To The Street”), to provide production, broadcasting and other marketing related services to the Company during the term of the agreement, which is for 3 months unless otherwise earlier terminated. In consideration for agreeing to provide the services under the agreement, the Company issued New To The Street 50,000 shares of restricted common stock and agreed to pay New To The Street a monthly cash payment of $5,000. The shares were valued at $1.10 per share for a total of $55,000.

On June 6, 2023, a warrant holder exercised private placement Warrants to purchase 150,000 shares of common stock with an exercise price of $1.00 per share in consideration for $150,000 in cash. The shares of common stock issuable upon exercise of the warrants were registered under the Securities Act.

On June 7, 2023, a warrant holder exercised private placement Warrants to purchase 75,000 shares of common stock with an exercise price of $1.00 per share in consideration for $75,000 in cash. The shares of common stock issuable upon exercise of the warrants were registered under the Securities Act.

On June 8, 2023, a warrant holder exercised private placement Warrants to purchase 24,500 shares of common stock with an exercise price of $1.00 per share in consideration for $24,500 in cash. The shares of common stock issuable upon exercise of the warrants were registered under the Securities Act.

On June 21, 2023, a warrant holder exercised private placement Warrants to purchase 100,000 shares of common stock with an exercise price of $1.00 per share in consideration for $100,000 in cash. The shares of common stock issuable upon exercise of the warrants were registered under the Securities Act.

On June 22, 2023, a warrant holder exercised private placement Warrants to purchase 100,000 shares of common stock with an exercise price of $1.00 per share in consideration for $100,000 in cash. The shares of common stock issuable upon exercise of the warrants were registered under the Securities Act.

On June 22, 2023, a warrant holder exercised private placement Warrants to purchase 25,000 shares of common stock with an exercise price of $1.00 per share in consideration for $25,000 in cash. The shares of common stock issuable upon exercise of the warrants were registered under the Securities Act.

On June 27, 2023, a warrant holder exercised private placement Warrants to purchase 100,000 shares of common stock with an exercise price of $1.00 per share in consideration for $100,000 in cash. The shares of common stock issuable upon exercise of the warrants were registered under the Securities Act.

The resale of the shares of common stock issuable upon exercise of the warrants has been registered under the Securities Act.

The issuances described above were exempt from registration pursuant to Section 4(a)(2), and/or Rule 506 of Regulation D of the Securities Act, since the foregoing issuances did not involve a public offering, the recipients took the securities for investment and not resale, we took take appropriate measures to restrict transfer, and the recipients were (a) “accredited investors”; and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act. The securities are subject to transfer restrictions, and the certificates/book-entry notations evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom (except for those shares issuable upon exercise of warrants, which as discussed above, have been registered under the Securities Act).

As of the date of this Report, the Company has outstanding common stock purchase warrants to purchase 975,500 shares of common stock with an exercise price of $1.00 per share, and expiration dates ranging from August 16, 2027 through December 22, 2027. The maximum number of shares of common stock issuable upon exercise of the warrants is 1,063,000 shares.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

The information and disclosures which are set forth above under “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds”, under the heading “Unregistered Sales of Equity Securities”, are incorporated by reference into this “Item 5. Other Information”, in their entirety, and shall serve as disclosure of such information pursuant to Item 3.02 of Form 8-K.

Item 6. Exhibits

			Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed/ Furnished Herewith	Form	Exhibit	Filing Date	File Number
3.1	Certificate of Formation of Mangoceuticals, Inc., filed with the Secretary of State of Texas on October 7, 2021		S-1	3.1	1/13/2023	333-269240
3.2	Certificate of Amendment to Certificate of Formation of Mangoceuticals, Inc., filed with the Secretary of State of Texas on April 15, 2022		S-1	3.2	1/13/2023	333-269240
3.3	Bylaws of Mangoceuticals, Inc.		S-1	3.3	1/13/2023	333-269240
4.1	Common Stock Purchase Warrant granted to Boustead Securities, LLC evidencing the right to acquire 87,500 shares of common stock (dated March 23, 2023)		10-Q	4.1	5/10/2023	001-41615
4.2	Form of Common Stock Purchase Warrant (Investors – 2022 Private Placement)		S-1	4.2	1/13/2023	333-269240
10.1	Stock Purchase Agreement between American International Holdings Corp. and Cohen Enterprises, Inc., dated June 16, 2022		S-1	10.1	1/13/2023	333-269240
10.2	Form of Subscription Agreement (2022 Private Placement)		S-1	10.2	1/13/2023	333-269240
10.3	Physician Services Agreement dated August 1, 2022, between Mangoceuticals, Inc. and BrighterMD, LLC dba Doctegrity		S-1	10.3	1/13/2023	333-269240
10.4£	Master Services Agreement and Statement of Work dated September 1, 2022, and effective August 31, 2022, between Epiq Scripts, LLC and Mangoceuticals, Inc.		S-1	10.4£	1/13/2023	333-269240
10.5#	Executive Employment Agreement dated August 31, 2022, between Mangoceuticals, Inc. and Jacob D. Cohen		S-1	10.5#	1/13/2023	333-269240
10.6#	Executive Employment Agreement dated August 31, 2022, between Mangoceuticals, Inc. and Jonathan Arango		S-1	10.6#	1/13/2023	333-269240
10.7#	Mangoceuticals, Inc. 2022 Equity Incentive Plan		S-1	10.7#	1/13/2023	333-269240

10.8#	Stock Option Agreement dated August 31, 2022 between Mangoceuticals, Inc. and Jacob D. Cohen (750,000 option shares)	S-1	10.8#	1/13/2023	333-269240
10.9#	Stock Option Agreement dated August 31, 2022 between Mangoceuticals, Inc. and Jonathan Arango (500,000 option shares)	S-1	10.9#	1/13/2023	333-269240
10.10#	Consulting Agreement dated September 6, 2022, between Mangoceuticals, Inc. and PHX Global, LLC	S-1	10.10#	1/13/2023	333-269240
10.11#	Consulting Agreement dated September 6, 2022, between Mangoceuticals, Inc. and Ezekiel Elliott	S-1	10.11#	1/13/2023	333-269240
10.12#	Consulting Agreement dated September 15, 2022, between Mangoceuticals, Inc. and David Sandler	S-1	10.12#	1/13/2023	333-269240
10.13#	Consulting Agreement dated September 15, 2022, between Mangoceuticals, Inc. and Hsiaoching Chou	S-1	10.13#	1/13/2023	333-269240
10.14#	Service Agreement dated September 22, 2022, by and between Mangoceuticals, Inc. and Greentree Financial Group, Inc.	S-1	10.14#	1/13/2023	333-269240
10.15#	Offer Letter dated October 1, 2022 entered into between Mangoceuticals, Inc. and Eugene M. Johnston	S-1	10.15#	1/13/2023	333-269240
10.16#	Notice of Restricted Stock Grant and Restricted Stock Grant Agreement dated October 1, 2022 between Mangoceuticals, Inc. and Eugene M. Johnston	S-1	10.16#	1/13/2023	333-269240
10.17#	Notice of Restricted Stock Grant and Restricted Stock Grant Agreement dated October 14, 2022 between Mangoceuticals, Inc. and Dr. Kenny Myers	S-1	10.17#	1/13/2023	333-269240
10.18#	October 14, 2022 Offer Letter entered into between Mangoceuticals, Inc. and Dr. Kenny Myers	S-1	10.18#	1/13/2023	333-269240
10.19#	Notice of Restricted Stock Grant and Restricted Stock Grant Agreement dated October 14, 2022 between Mangoceuticals, Inc. and Alex P. Hamilton	S-1	10.19#	1/13/2023	333-269240
10.20#	October 14, 2022 Offer Letter entered into between Mangoceuticals, Inc. and Alex P. Hamilton	S-1	10.20#	1/13/2023	333-269240

10.21#	Notice of Restricted Stock Grant and Restricted Stock Grant Agreement dated October 14, 2022 between Mangoceuticals, Inc. and Lorraine D’Alessio	S-1	10.21#	1/13/2023	333-269240
10.22#	October 14, 2022 Offer Letter entered into between Mangoceuticals, Inc. and Dr. Lorraine D’Alessio	S-1	10.22#	1/13/2023	333-269240
10.23#	Consulting Agreement dated November 1, 2022, between Mangoceuticals, Inc. and White Unicorn, LLC	S-1	10.23#	1/13/2023	333-269240
10.24#	Master Services Agreement dated December 1, 2022, between Mangoceuticals, Inc. and Global Career Networks, Inc.	S-1	10.24#	1/13/2023	333-269240
10.25#	Consulting Agreement dated December 21, 2022, between Mangoceuticals, Inc. and Chartered Services, LLC	S-1	10.25#	1/13/2023	333-269240
10.26	Waiver Agreement dated December 30, 2022, between Mangoceuticals, Inc. and Boustead Securities, LLC	S-1	10.26	1/13/2023	333-269240
10.27#	Consulting Agreement dated January 3, 2023, between Mangoceuticals, Inc. and DojoLabs Group, Inc.	S-1	10.27#	1/13/2023	333-269240
10.28#	Advisor Agreement dated January 6, 2023, between Mangoceuticals, Inc. and Dr. Brian Rudman	S-1	10.28#	1/13/2023	333-269240
10.29#	Advisor Agreement dated January 6, 2023, between Mangoceuticals, Inc. and Jarrett Boon	S-1	10.29#	1/13/2023	333-269240
10.30#	Consulting Agreement dated January 6, 2023, between Mangoceuticals, Inc. and Bethor, Ltd	S-1	10.30#	1/13/2023	333-269240
10.31#	Consulting Agreement dated January 24, 2023, between Mangoceuticals, Inc. and Sultan Haroon	S-1/A	10.31#	1/26/2023	333-269240
10.32#	Consulting Agreement dated January 24, 2023, between Mangoceuticals, Inc. and John Helfrich	S-1/A	10.32#	1/26/2023	333-269240
10.33#	Consulting Agreement dated January 24, 2023, between Mangoceuticals, Inc. and Justin Baker	S-1/A	10.33#	1/26/2023	333-269240
10.34#	Consulting Agreement dated January 24, 2023, between Mangoceuticals, Inc. and Maja Matthews	S-1/A	10.34#	1/26/2023	333-269240

10.35	Secured Installment Promissory Note dated November 18, 2022, between Mangoceuticals, Inc. and BPI Equipment, Inc.		S-1/A	10.35	2/21/2023	333-269240
10.36#	Employment Agreement dated and effective May 1, 2023, by and between Mangoceuticals, Inc. and Amanda Hammer		8-K	10.1	5/4/2023	001-41615
10.37#	Stock Option Agreement dated May 1, 2023 between Mangoceuticals, Inc. and Amanda Hammer (150,000 option shares)		8-K	10.1	5/4/2023	001-41615
14.1	Code of Business Conduct and Ethics		S-1	14.1	1/13/2023	333-269240
16.1	Letter from M&K CPAS, PLLC to the U.S. Securities and Exchange Commission dated January 26, 2023, from M&K CPAS, PLLC		S-1/A	16.1	1/26/2023	333-269240
31.1*	Certification of Principal Executive pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1**	Certification of Principal Executive Pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q included in the Exhibit 101 Inline XBRL Document Set	X

* Filed herewith.

** Furnished herewith.

# Indicates management contract or compensatory plan or arrangement.

£ Certain portions of these Exhibits have been omitted in accordance with Regulation S-K Item 601 because they are both (i) not material to investors and (ii) the type of information that the Registrant customarily and actually treats as private or confidential, and have been marked with “[***]” to indicate where omissions have been made. The Registrant agrees to furnish supplementally an unredacted copy of the Exhibit to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Mangoceuticals, Inc.

Date: July 28, 2023	By:	/s/ Jacob D. Cohen
Jacob D. Cohen
Chief Executive Officer
(Principal Executive Officer)

Mangoceuticals, Inc.

Date: July 28, 2023	By:	/s/ Eugene M. Johnston
Eugene M. Johnston
Chief Financial Officer
(Principal Financial and Accounting Officer)

