Form 10-Q
period 2023-09-30
MANGOCEUTICALS, INC.
filed 2023-10-27
CIK 1938046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2023

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

State the number of shares of the issuer’s common stock outstanding, as of the latest practicable date: 17,039,500 shares of common stock are issued and outstanding as of October 27, 2023.

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

Forward-looking statements include, but are not limited to, statements about:

●	our ability to obtain additional funding, the terms of such funding, and dilution caused thereby;

●	the effect of pandemics on our operations, sales, and the market for our products;

●	our ability to build and maintain our brand;

●	cybersecurity, information systems and fraud risks and problems with our websites;

●	our ability to expand and grow our operations, and successfully market our products;

●	changes in, and our compliance with, rules and regulations affecting our operations, sales, and/or our products;

●	shipping, production or manufacturing delays;

●	our ability to increase sales;

●	regulations we are required to comply with in connection with our operations, manufacturing, labeling and shipping;

●	competition from existing competitors or new competitors or products that may emerge;

●	our dependency on third-parties to prescribe and compound our erectile dysfunction (ED) product;

●	our ability to establish or maintain relations and/or relationships with third-parties;

●	potential safety risks associated with our Mango ED products, including the use of ingredients, combination of such ingredients and the dosages thereof;

●	the effects of high inflation, increasing interest rates and economic downturns, including potential recessions, as well as macroeconomic, geopolitical, health and industry trends, pandemics, acts of war (including the ongoing Ukraine/Russian conflict) and other large-scale crises;

●	our ability to protect intellectual property rights;

●	our ability to adequately support future growth;

●	our ability to attract and retain key personnel to manage our business effectively; and

●	other risk factors included under “Risk Factors” below.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mangoceuticals, Inc.

Balance Sheets

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$1,236,747	$682,860
Inventory	21,581	-
Prepaid expenses - related party	84,382	11,745
TOTAL CURRENT ASSETS	1,342,710	694,605

FIXED ASSETS
Property and equipment, net of accumulated depreciation of $22,461 and $3,863	102,420	117,499
TOTAL FIXED ASSETS	102,420	117,499

OTHER ASSETS
Deposits	16,942	16,942
Right of use - asset	133,433	174,241
TOTAL OTHER ASSETS	150,375	191,183
TOTAL ASSETS	$1,595,505	$1,003,287

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$89,059	$33,675
Payroll tax liabilities	8,200	2,717
Notes payable to related parties	-	89,200
Notes payable	-	78,260
Right-of-use liability - operating lease	61,917	56,725
TOTAL CURRENT LIABILITIES	159,176	260,577
LONG-TERM LIABILITIES
Right-of-use liability - operating lease	81,508	128,680
TOTAL LONG-TERM LIABILITIES	81,508	128,680

TOTAL LIABILITIES	240,684	389,257

COMMITMENTS AND CONTINGENCIES (SEE NOTE 9)

STOCKHOLDERS’ EQUITY
Common stock (par value $0.0001, 200,000,000 shares authorized, of which 16,789,500 and 13,365,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	1,679	1,337
Additional paid in capital	10,013,268	2,628,449
Accumulated deficit	(8,660,126)	(2,015,756)
TOTAL STOCKHOLDERS’ EQUITY	1,354,821	614,030

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,595,505	$1,003,287

The accompanying notes are an integral part of these financial statements.

Mangoceuticals, Inc.

Statements of Operations

(Unaudited)

	For The Three Months Ended	For The Three Months Ended	For The Nine Months Ended	For The Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Revenues
Revenues	$245,160	$-	$487,119	$-

Cost of revenues	52,193	-	101,538	-
Cost of revenues - related party	48,378	-	96,663	-
Gross profit	144,589	-	288,918	-

Operating expenses
General and administrative expenses	1,944,049	991,825	6,939,761	1,319,727
Total operating expenses	1,944,049	991,825	6,939,761	1,319,727

Loss from operations	(1,799,460)	(991,825)	(6,650,843)	(1,319,727)

Other (income) expense
Imputed interest - related party	-	3,090	(6,473)	4,673
Total other (income) expense	-	3,090	(6,473)	4,673

Loss before income taxes	(1,799,460)	(994,915)	(6,644,370)	(1,324,400)

Income taxes	-	-	-	-

Net loss	$(1,799,460)	$(994,915)	$(6,644,370)	$(1,324,400)

Basic and diluted loss per share
Basic and diluted loss per share	$(0.11)	$(0.10)	$(0.45)	$(0.13)

Weighted average number of shares outstanding

Basic and diluted	15,923,588	10,049,100	14,923,461	9,913,388

The accompanying notes are an integral part of these financial statements.

Mangoceuticals, Inc.

Statement of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2021	8,000,000	$800	$181	$(17,701)	$(16,720)

Imputed interest	-	-	889	-	889

Net loss	-	-	-	(19,599)	(19,599)

Balance, March 31, 2022	8,000,000	800	1,070	$(37,300)	$(35,430)

Imputed interest	-	-	1,583	-	1,583

Issuance of common stock for services	2,250,000	225	224,775	-	225,000

Net loss	-	-	-	(310,185)	(310,185)

Balance, June 30, 2022	10,250,000	$1,025	$227,428	$(347,485)	$(119,032)

Imputed interest	-	-	2,202	-	2,202

Issuance of common stock for services	265,000	27	264,973	-	265,000

Options and warrants vested for services	-	-	169,817	-	169,817

Issuance of common stock for cash	1,500,500	150	1,500,350	-	1,500,500

Net loss	-	-	-	(994,915)	(994,915)

Balance, September 30, 2022	12,015,500	$1,202	$2,164,770	$(1,342,400)	$823,572

Balance, December 31, 2022	13,365,000	$1,337	$2,628,449	$(2,015,756)	$614,030

Issuance of common stock for services	700,000	70	699,930	-	700,000

Issuance of common stock for cash	1,250,000	125	4,999,875	-	5,000,000

Imputed interest	-	-	1,760	-	1,760

Options and warrants vested for services	-	-	64,271	-	64,271

Net loss	-	-	-	(2,560,885)	(2,560,885)

Balance, March 31, 2023	15,315,000	$1,532	$8,394,285	$(4,576,641)	$3,819,176

Issuance of common stock for services	375,000	37	386,963	-	387,000

Imputed interest	-	-	(8,233)	-	(8,233)

Options and warrants vested for services	-	-	64,271	-	64,271

Warrants exercised for cash	1,024,500	102	1,024,398	-	1,024,500

Net loss	-	-	-	(2,284,025)	(2,284,025)

Balance, June 30, 2023	16,714,500	1,671	9,861,684	(6,860,666)	3,002,689

Issuance of common stock for services	75,000	8	84,742	-	84,750

Options and warrants vested for services	-	-	66,842	-	66,842

Net loss	-	-	-	(1,799,460)	(1,799,460)
Balance, September 30, 2023	16,789,500	1,679	10,013,268	(8,660,126)	1,354,821

The accompanying notes are an integral part of these financial statements.

Mangoceuticals, Inc.

Statements of Cash Flows

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2023	September 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,644,370)	$(1,324,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18,598	-
Issuance of common stock for services	1,171,750	490,000
Imputed interest expense	(6,473)	4,673
Options vested for stock-based compensation	195,384	169,817
(Increase) decrease in operating assets:
Inventory	(21,581)	-
Prepaid expenses	(72,637)	(37,719)
Operating lease right of use asset	40,808	-
(Decrease) increase in operating liabilities:
Accounts payable and accrued liabilities	55,384	-
Operating lease right of use liabilities	(41,980)	-
Payroll tax liabilities	5,483	671
NET CASH USED IN OPERATING ACTIVITIES	(5,299,634)	(696,958)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(3,519)	(2,531)
NET CASH USED IN INVESTING ACTIVITIES	(3,519)	(2,531)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on notes payable to related parties	-	75,000
Repayment on notes payable	(78,260)	-
Repayment on notes payable - related party	(89,200)	(25,070)
Proceeds from exercise of warrants	1,024,500	-
Proceeds from sales of common stock for cash	5,000,000	1,500,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,857,040	1,550,430

NET INCREASE IN CASH AND CASH EQUIVALENTS	553,887	850,941

CASH AND CASH EQUIVALENTS:
Beginning of period	682,860	22,550
End of period	$1,236,747	$873,491

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

MANGOCEUTICALS, INC.

Notes to Financial Statements

Three and Nine Month Periods Ended September 30, 2023 and September 30, 2022

NOTE 1 – ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Mangoceuticals, Inc. (“Mangoceuticals” or the “Company”), was incorporated in the State of a Texas on October 7, 2021, with the intent of focusing on developing, marketing, and selling a variety of men’s wellness products and services via a telemedicine platform. To date, the Company has identified men’s wellness telemedicine services and products as a growing sector in the most recent years and especially related to the areas of erectile dysfunction (“ED”). In this regard, Mangoceuticals has developed and is commercially marketing and selling a new brand of ED product under the brand name “Mango.” This product is produced at a compounding pharmacy using a proprietary combination of U.S. Food and Drug Administration (“FDA”) approved ingredients and is available to patients on the determination of a prescribing physician that the compounded drug is necessary for the individual patient. Mangoceuticals is currently marketing and selling this new brand of ED product exclusively online via its website at www.MangoRx.com.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) under the accrual basis of accounting. These financial statements are presented in U.S. dollars and are prepared on a historical cost basis, except for certain financial instruments which are carried at fair value. The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 2022 and 2021 included in the Company’s Registration Statement on Form S-1 (Amendment No. 4), filed with the Securities and Exchange Commission (“SEC”) on February 28, 2023 (the “Form S-1”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the Form S-1 have been omitted.

Cash Equivalents

Highly liquid investments with original maturities of three months or less are considered cash equivalents. The Company maintains the majority of its cash accounts at a commercial bank. The Federal Deposit Insurance Corporation (“FDIC”) insures a total cash balance of up to $250,000 per commercial bank. From time to time, cash in deposit accounts may exceed the FDIC limits and the excess would be at risk of loss for purposes of the statement of cash flows. There are no cash equivalents at September 30, 2023 and December 31, 2022 and the Company has not experienced any losses related to uninsured deposits.

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

Net Loss Per Common Share

We compute net loss per share in accordance with ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. For diluted net loss per share purposes, the Company excludes stock options and other stock-based awards, including shares issued as a result of option and warrant exercises, whose effect would be anti-dilutive, from the calculation. There were 1,400,000 and 1,250,000 options, 1,063,000 and 2,000,000 warrants and no derivative securities outstanding as of September 30, 2023 and December 31, 2022, respectively.

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

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from the disposition is reflected in earnings. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of three (3) to five (5) years.

Concentration and Risks

The Company’s operations are subject to risks including financial, operational, regulatory and other risks including the potential risk of business failure. For the three and nine months ended September 30, 2023 and the year ended December 31, 2022, the Company had no significant revenue from continuing operations which were derived from a single or a few major customers.

Black Scholes Option Pricing Model

The Company uses a Black-Scholes option pricing model to determine the fair value of warrants and options issued.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard-setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the effect of recently issued standards that are not yet effective will not have a material effect on its financial position or results of operations upon adoption.

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

Inventories

Inventories are stated at the lower of cost or market with cost being determined on a first-in, first-out (“FIFO”) basis. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. During the periods presented, there were no inventory write-downs.

Marketing and advertising

The Company follows the policy of charging the costs of marketing and advertising to expense as incurred. The Company charged to operations $1,633,528 and $0 for the nine months ended September 30, 2023 and 2022. We did not begin advertising until November 2022.

Subsequent events

The Company follows the guidance in subtopic 855-10-50 of FASB ASC 855, Subsequent Events, for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued (see Note 10).

NOTE 3 – PREPAID EXPENSES AND DEPOSITS

During the three and nine months ended September 30, 2023 and the year ended December 31, 2022, and in association with the Master Services Agreement and Statement of Work with our related party Contracted Pharmacy, the Company prepays the related party Contracted Pharmacy as a retainer to be credited towards future product sales. As of September 30, 2023 and December 31, 2022, the balance was $84,382 and $11,745, respectively

Additionally, the Company signed a lease agreement for office space, effective October 1, 2022, which included an initial security deposit of $16,942.

NOTE 4 – INVENTORY

During the three and nine months ended September 30, 2023 and the year ended December 31, 2022, the Company purchased inventories related to promotional merchandise intended to be sold online. As of September 30, 2023 and December 31, 2022, the inventory balance was $21,581 and $0, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

During the nine months ended September 30, 2023, the Company acquired custom product packaging equipment totaling $3,519. Depreciation expense for the nine months ended September 30, 2023 and 2022, was $18,598 and $0, respectively. Total net property and equipment was $102,420 and $117,499, as of September 30, 2023 and December 31, 2022, respectively.

	September 30, 2023	December 31, 2022

Computers	$5,062	$5,062
Equipment	119,819	116,300
Less accumulated depreciation:	(22,461)	(3,863)
Property and equipment, net	$102,420	$117,499

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

On June 29, 2022, the Company received an advance of $25,000 from Cohen Enterprises in order to cover various general and administrative expenses. The Company repaid Cohen Enterprises $25,000 on August 18, 2022 bringing the total amount owed to Cohen Enterprises to $89,200 as of December 31, 2022. This amount was paid in full on April 4, 2023 and the amount owed to Cohen Enterprises was $0 and $89,200 as of September 30, 2023 and December 31, 2022, respectively. Previously recorded imputed interest equal to eight percent (8%) per annum, or a total of $8,232 against the related party advances, was canceled and reversed for the nine months ended September 30, 2023.

On December 10, 2021, the Company received an advance of $70 from ZipDoctor, Inc., a then wholly-owned subsidiary of its then majority shareholder, AMIH, which was used to open and establish the Company’s bank account. The advance bears no interest and is due on demand upon the Company’s ability to repay the advance from either future revenues or investment proceeds. The amount was paid in full on May 24, 2022 and the amount owed to ZipDoctor was $0 and $70 as of September 30, 2023 and December 31, 2022, respectively. Imputed interest at eight percent (8%) per annum on this advance was insignificant and therefore was not calculated, recorded or paid during the time the advance was outstanding from December 10, 2021 to May 24, 2022.

For additional information on related party prepaid expenses see Note 3.

NOTE 7 – NOTES PAYABLE

On November 18, 2022, the Company entered into a note payable with a vendor for the purchase of equipment in the amount of $78,260. The note bears no interest and was due in three payments of $5,000 each January 1, 2023 through March 1, 2023, a $31,630 payment on April 1, 2023 and a final payment on May 1, 2023 for the outstanding balance. The January 1 and March 1, 2023 payments were timely made and on March 23, 2023, the Company elected to pay off the remaining balance of $63,260. The outstanding balance as of September 30, 2023 and December 31, 2022 was $0 and $78,260, respectively.

NOTE 8 – CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of “blank check” preferred stock, $0.0001 par value. All preferred stock was undesignated as of September 30, 2023 and December 31, 2022.

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.0001 per share, of which 16,789,500 shares were issued and outstanding at September 30, 2023 and 13,365,000 were issued and outstanding at December 31, 2022.

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

On September 6, 2022, we entered into a Consulting Agreement with Ezekiel Elliott (“Elliott”), currently a professional football player in the National Football League, to provide consulting and general business advisory services as reasonably requested by the Company during the term of the agreement, which was for 12 months unless otherwise earlier terminated due to breach of the agreement by either party and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued Elliott 100,000 shares of restricted common stock. The agreement contains customary confidentiality and non-solicitation provisions. The shares were valued at $0.28 per share for a total of $27,842.

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

On December 9, 2022, we entered into a Consulting Agreement with Global Career Networks, Inc. (“Global”) to provide marketing services as reasonably requested by the Company during the term of the agreement, which was for six months unless otherwise earlier terminated due to breach of the agreement by either party and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued Global 100,000 shares of restricted common stock. The agreement contains customary confidentiality and non-solicitation provisions. The shares were valued at $0.28 per share for a total of $28,816.

On December 21, 2022, we entered into a Consulting Agreement with Chartered Services, LLC (“Chartered Services”), to provide strategic marketing services for advertising and consulting, product distribution, digital marketing and identifying creative and constructive brand awareness to the Company during the term of the agreement, which was for six months unless otherwise earlier terminated due to breach of the agreement by either party and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company agreed to pay Chartered Services $150,000 in cash (with $75,000 payable upon entry into the agreement and $75,000 payable on January 31, 2023) and issued Chartered Services 250,000 shares of restricted common stock. The agreement contains customary confidentiality and non-solicitation provisions. The shares were valued at $0.28 per share for a total of $72,039.

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

On January 24, 2023, we entered into Consulting Agreements with four consultants to the Company: (1) Sultan Haroon; (2) John Helfrich; (3) Justin Baker; and (4) Maja Matthews, each of whom is also an employee of Epiq Scripts. Pursuant to the Consulting Agreements, the Consultants agreed to provide us services related to the research, development, packaging and marketing for additional pharmaceutical and other over-the-counter related products during the term of each agreement, which each have a term of 18 months unless otherwise earlier terminated due to breach of the agreement by either party and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued an aggregate of 350,000 shares of common stock to the consultants as follows: (1) Sultan Haroon 150,000 shares of restricted common stock; (2) John Helfrich 25,000 shares of restricted common stock; (3) Justin Baker 25,000 shares of restricted common stock; and (4) Maja Matthews 150,000 shares of restricted common stock. The shares issued to Haroon and Matthews vest at the rate of 50,000 shares upon entry into the agreement, 50,000 shares upon the Company’s successful launch of a new product category, and 50,000 shares upon the Company’s successful launch of a second and additional new product category, in each case prior to the 18-month anniversary of the applicable agreement. The shares issued to Helfrich and Baker vest at the rate of 10,000 shares upon entry into the agreement, 7,500 shares upon the Company’s successful launch of a new product category, and 7,500 shares upon the Company’s successful launch of a second and additional new product category, in each case prior to the 18-month anniversary of the applicable agreement. Any shares not vested by the eighteen-month anniversary of the applicable agreement are forfeited. The agreement contains customary confidentiality and non-solicitation provisions. The shares were valued at $1.00 per share for a total of $350,000.

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

On June 1, 2023, we entered into a Production and Broadcasting Agreement with New To The Street Group, LLC (“New To The Street”), to provide production, broadcasting and other marketing related services to the Company during the term of the agreement, which was for 3 months unless otherwise earlier terminated. In consideration for agreeing to provide the services under the agreement, the Company issued New To The Street 50,000 shares of restricted common stock and agreed to pay New To The Street a monthly cash payment of $5,000. The shares were valued at $1.10 per share for a total of $55,000.

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

On September 1, 2023, we entered into a service agreement with Greentree Financial Group, Inc. (“Greentree” and the “Service Agreement”). Pursuant to the Service Agreement, Greentree agreed to perform the following services: (a) bookkeeping services for the Company for the period from October 1, 2023 through September 30, 2024; (b) advice and assistance to the Company in connection with the conversion of its financial reporting systems, including its projected financial statements, to a format that is consistent with US GAAP; (c) assistance to the Company with compliance filings for the quarters ended September 30, 2023, March 31, 2024, June 30, 2024 and the year ended December 31, 2023, including the structure and entries as well as assistance with US GAAP footnotes; (d) reviewing, and providing advice to the Company on, all documents and accounting systems relating to its finances and transactions, with the purpose of bringing such documents and systems into compliance with US GAAP or disclosures required by the SEC; and (e) providing necessary consulting services and support as a liaison for the Company to third party service providers, including coordination amongst the Company and its attorneys, CPAs and transfer agent. Since February 2015, Mr. Eugene (Gene) M. Johnston, our Chief Financial Officer (who was appointed October 1, 2022) has served as an Audit Manager for Greentree.

The Company agreed to issue Greentree 75,000 shares of the Company’s restricted common stock upon the parties’ entry into the agreement, and to pay Greentree $40,000 in cash, payable as follows: (a) $20,000 on or before September 30, 2023; (b) $20,000 on or before March 31, 2024. We also agreed to reimburse Greentree for its reasonable out-of-pocket expenses incurred in connection with Greentree’s activities under the agreement, including the reasonable fees and travel expenses for the meetings on behalf of the Company. The Service Agreement includes customary indemnification obligations requiring the Company to indemnify Greentree and its affiliates with regard to certain matters. The shares were valued at $1.13 per share for a total of $84,750.

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

As of September 30, 2023 and December 31, 2022, $197,954 and $82,267 has been recorded as stock-based compensation. Mr. Cohen, Mr. Arango and Ms. Hammer are related parties.

The following table summarizes common stock options activity: The following table summarizes common stock options activity:

	Options	Weighted Average Exercise Price
December 31, 2021	-	$-
Granted	1,250,000	1.10
Exercised	-	-
Expired	-	-
Outstanding, December 31, 2022	1,250,000	$1.10
Exercisable, December 31, 2022	133,333	$1.10

Granted	150,000	$1.10
Exercised	-	-
Expired	-	-
Outstanding, September 30, 2023	1,400,000	$1.10
Exercisable, September 30, 2023	454,167	$1.10

The weighted average exercise prices, remaining lives for options granted, and exercisable as of September 30, 2023 were as follows:

	Outstanding Options		Exercisable Options
Options Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$1.10	1,400,000	4.53	$1.10	454,167	$1.10

As of September 30, 2023, the fair value of options outstanding was $640,194. The aggregate initial fair value of the options measured on the grant date of August 31, 2022 and May 1, 2023 was calculated using the Black-Scholes option pricing model based on the following assumption:

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

As of September 30, 2023 and December 31, 2022, the fair value of Warrants outstanding to investors was $581,264 and $1,438,299, respectively. Because the Warrants vested immediately, the fair value was assessed on the grant date.

The following table summarizes common stock warrant activity:

	Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2021	-	$-
Granted	2,210,070	1.00
Exercised	-	-
Expired	-
Cancelled	(210,070)	1.00
Outstanding, December 31, 2022	2,000,000	1.00
Exercisable, December 31, 2022	2,000,000	$1.00

Granted	87,500	5.00
Exercised	(1,024,500)	1.00
Expired	-	-
Cancelled	-	-
Outstanding, September 30, 2023	1,063,000	1.30
Exercisable, September 30, 2023	975,500	$1.00

The weighted average exercise prices, remaining lives for warrants granted, and exercisable as of September 30, 2023, were as follows:

	Outstanding and Vested Warrants
Weighted Average Warrant Exercise Price Per Share	Shares	Life (Years)
$1.00	1,063,000	3.83

As of September 30, 2023, warrants to purchase 1,063,000 shares of common stock are outstanding and vested, and the vested stock warrants have a weighted average remaining life of 3.83 years.

Fair Value of Common Stock on measurement date	$0.37 - $0.72
Risk-free interest rate	From 2.95% to 4.00%
Volatility	From 88.92% to 92.87%
Dividend Yield	0%
Expected Term	5 years

(1)	The risk-free interest rate was determined by management using the market yield on U.S. Treasury securities with comparable terms as of the measurement date.
(2)	The trading volatility was determined by calculating the volatility of the Company’s peer group.
(3)	The Company does not expect to pay a dividend in the foreseeable future.

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

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company used an estimated incremental borrowing rate of 8% to estimate the present value of the right-of-use liability.

The Company has right-of-use assets of $133,433 and $174,241 and operating lease liabilities of $143,424 and $185,405 as of September 30, 2023 and December 31, 2022, respectively. Operating lease expense for the nine months ended September 30, 2023 and 2022 was $50,826 and $0, respectively. The Company has recorded $0 in impairment charges related to right-of-use assets during the nine months ended September 30, 2023 and 2022.

Maturity of Lease Liabilities at September 30, 2023	Amount
2023	$17,516
2024	71,716
2025	67,589
Total lease payments	156,821
Less: Imputed interest	(13,397)
Present value of lease liabilities	$143,424

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based on the evaluation, the Company identified the following subsequent events:

On October 1, 2023, the Company executed a Summary of Terms and Conditions (“Consulting Agreement”) with Gene Johnston (“Johnston”) continuing his appointment as the Company’s Chief Financial Officer on a full-time basis for a term of 12 months. Pursuant to the Consulting Agreement, the Company issued Johnston 50,000 shares of the Company’s common stock and $2,000 per month. The Consulting Shares were issued under, and subject to the terms of, the Company’s 2022 Equity Incentive Plan.

On October 10, 2023, we entered into a Consulting Agreement with Luca Consulting, LLC (“Luca Consulting”), to provide management consulting and business advisory services to the Company during the term of the agreement, which is for three months. In consideration for agreeing to provide the services under the agreement, the Company agreed to pay Luca Consulting $15,000 in cash and issued Luca Consulting 200,000 shares of restricted common stock. The agreement contains customary confidentiality and non-circumvention provisions. The shares were valued at $0.60 per share for a total of $120,000.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Summary of our operations.

●	Key Performance Indicators. Indicators describing our performance for the periods presented.

●	Plan of Operations. A description of our plan of operations for the next 12 months including required funding.

●	Results of Operations. An analysis of our financial results comparing the three and nine months ended September 30, 2023 and 2022.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

●	Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Overview

We connect consumers to licensed healthcare professionals through our website at www.MangoRX.com for the provision of care via telehealth on our customer portal and also provide access for customers to a licensed pharmacy for online fulfillment and distribution of certain medications that may be prescribed as part of telehealth consultations. We have developed what we believe is a go-to-market strategy inclusive of product development, operations, marketing and advertising; however, we have not sold a significant amount of products and have not generated revenues sufficient to support our operations to date.

We have identified men’s wellness telemedicine services and products as a growing sector in recent years and especially related to the areas of erectile dysfunction (“ED”) products. We have developed, are marketing, and selling, a new brand of ED product under the brand name “Mango.” This product is produced at a compounding pharmacy and is available to patients on the determination of a prescribing physician that the compounded drug is necessary for the individual patient. This product currently includes the following three ingredients: Either Sildenafil (the active ingredient in Viagra) or Tadalafil (the active ingredient in Cialis) and Oxytocin, which are used in U.S. Food and Drug Administration (“FDA”) approved drugs; and L-Arginine, an amino acid that is available as a dietary supplement. However, the fact that Tadalafil, Sildenafil and Oxytocin are used in FDA approved drugs, and L-arginine is available as a dietary supplement, does not mean that these ingredients will prove safe when combined into a single formulation to treat ED. We currently offer two dosage levels of our Mango ED products and anticipate doctors prescribing a dosage based on the needs and medical history of the patient. Our Mango ED products currently includes the following amounts of the three ingredients discussed above: (1) either Sildenafil (50 milligrams (mg) or Tadalafil (10 (mg)), Oxytocin (100 International units (IU)) and L-Arginine (50mg); and (2) either Sildenafil (100mg) or Tadalafil (20mg), Oxytocin (100IU) and L-Arginine (50mg). Our Mango ED products have not been, and will not be, approved by the FDA and instead we produce and sell our Mango ED products and plan to produce and sell future pharmaceutical products, under an exemption provided by Section 503A of the Federal Food, Drug, and Cosmetic Act, as discussed below.

We are not aware of any clinical studies involving the administration of Tadalafil or Sildenafil sublingually at the doses we provide patients, or the compounding of Tadalafil or Sildenafil, oxytocin, and L-arginine to treat ED, as is contemplated by our ED product. We are, however, aware of other companies that are currently selling oral disintegrating tablets for ED, including those using a combination of Tadalafil and Sildenafil. Additionally, because our Mango ED products are being specially compounded for the customer by a pharmacist with a physician’s prescription and because the ingredients for our Mango ED products are publicly disclosed, this product formula can be replicated by other companies.

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

Key Performance Indicators

Key performance indicators that we use to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions include average order value (“AOV”); the percentage breakdown between subscribing and non-subscribing customers; and the percentage breakdown between new orders and refills/auto-refills.

Average Order Value (AOV)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Subscribing Customers	$130.27	$0.00	$130.00	$0.00
Non-Subscribing Customers	$105.35	$0.00	$104.88	$0.00

Percentage Breakdown Between Subscribing and Non-Subscribing Customers

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Subscribing Customers	11%	0%	9%	0%
Non-Subscribing Customers	89%	0%	91%	0%
Total	100%	0%	100%	0%

In addition to continuously working to acquire new customers for our Mango ED products, our goal is to gradually increase the percentage and number of subscribing customers, compared to one-time non-subscribing customers, which if successful, we expect will drive greater predictability and growth in revenues and cash flow, allowing us to invest even more aggressively in new customer acquisition. Further, our goal is to increase our AOVs, which we also anticipate will grow over time as the Company launches, markets and sells additional men’s health and wellness products through its online telemedicine platform.

Plan of Operations

We had working capital of $1.2 million as of September 30, 2023. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we currently anticipate the need for additional funding in order to continue our operations at their current levels and to pay the costs associated with being a public company for the next 12 months. We may also require additional funding in the future to expand or complete acquisitions. We plan to raise additional required funding through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

Our plan for the next twelve months is to continue using the same marketing and management strategies and continue providing a quality product with excellent customer service while also seeking to expand our operations organically or through acquisitions as funding and opportunities arise. As our business continues to grow, customer feedback will be integral in making small adjustments to improve products and our overall customer experience.

We are headquartered in Dallas, Texas and intend to grow our business both organically and through identifying acquisition targets over the next 12 months in the technology, health and wellness space, funding permitting. Specifically, we plan to continue to make additional and ongoing technology enhancements to its platform, further develop, market and advertise additional men’s health and wellness related products on its telemedicine platform, and identify strategic acquisitions that complement our vision. As these opportunities arise, we will determine the best method for financing such acquisitions and growth which may include the issuance of debt instruments, common stock, preferred stock, or a combination thereof, all of which may result in significant dilution to existing shareholders.

Results of Operations

Comparison of the Three and Nine months Ended September 30, 2023 and 2022

Revenues

We began generating revenues in November 2022 and had revenues of $245,160 and $487,119 for the three and nine months ended September 30, 2023, respectively, and we did not generate any revenues for the three and nine months ended September 30, 2022.

Cost of Revenues

We had cost of revenues of $52,193 and $101,538 for the three and nine months ended September 30, 2023, respectively, and related party cost of revenues of $48,378 and $96,663 for the three and nine months ended September 30, 2023, respectively, relating to amounts paid to Epiq Scripts, LLC, a related party, 51% owned and controlled by Jacob D. Cohen, our Chairman and Chief Executive Officer, which entity provides us pharmacy and compounding services (“Epiq Scripts”), resulting in gross profit of $144,589 and $288,918 for the three and nine months ended September 30, 2023, respectively. The related party cost of revenues was associated with the Master Services Agreement entered into with Epiq Scripts and a related statement of work and the remaining cost of revenues was attributed to the amounts paid to our unrelated party doctors network and shipping expenses. We did not have any cost of revenues for the three and nine months ended September 30, 2022, as we did not begin generating revenues until November 2022.

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

Operating Expenses and Net Loss

We had total general and administrative expenses of $1,944,049 and $6,939,761 and imputed interest gain of $0 and $6,473 (which represented imputed interest canceled and reversed on the related party loans repaid as discussed below under “Liquidity and Capital Resources”) for the three and nine months ended September 30, 2023, resulting in a net loss of $1,799,460 and $6,644,370, respectively, compared to general and administrative expenses of $991,825 and $1,319,727 and $3,090 and $4,673 of imputed interest expense (which represented imputed interest on the related party loans discussed below under “Liquidity and Capital Resources”) for the three and nine months ended September 30, 2022. This resulted in a net loss of $994,915 and $1,324,400, respectively.

The increase in general administration expenses for the three and nine months ended September 30, 2023, compared to the prior period, was due primarily to (a) stock-based compensation totaling $151,592 and $1,367,134 (including a total of $84,750 and $1,171,750 attributed to stock issued for services and $66,842 and $195,384 attributed to stock-based compensation from issuances of options and warrants) and 0 and $490,000 for the three and nine months ended September 30, 2023 and 2022, respectively, which increase was due to us having issued less stock for compensation during the 2022 period; (b) advertising and marketing expenses in the amount of $720,531 and $1,633,528 and $98,797 and $164,085, for the three and nine months ended September 30, 2023 and 2022, respectively, related to us increasing our advertising and marketing costs in the 2023 period as we ramped up our marketing efforts in connection with the expansion of our operations; (c) legal fees of $58,725 and $257,111 and $0 and $156,987, for the three and nine months ended September 30, 2023 and 2022, respectively, mainly related to legal fees in connection with our initial public offering and related matters; (d) placement agent fees of $0 and $400,000, for the three and nine months ended September 30, 2023 and $0 and $120,040 for 2022, respectively, relating to fees paid to our placement agent in connection with our private placement and initial public offering; (e) salaries and benefits of $262,092 and $642,007 and $51,000 and $51,000 for the three and nine months ended September 30, 2023 and 2022, respectively, which increased due to the engagement of new employees as we ramped up our operations in the current period; (f) accounting and auditing fees of $9,200 and $86,800 and $7,644 and $17,644, for the three and nine months ended September 30, 2023 and 2022, respectively, which was in connection with fees paid to our accountants and auditors in connection with the preparation of the financial statements for our initial public offering and quarterly reviews; (g) general consulting related expenses of $156,929 and $376,070 and $75,180 and $75,180, for the three and nine months ended September 30, 2023 and 2022, respectively, related to other various consulting fees paid in connection with our operations in the current period; and (h) software development fees of $70,599 and $361,740 and $31,420 and $41,020 for the three and nine months ended September 30, 2023 and 2022, respectively, related to the front and backend development of our website in the current period. Software development expenses are integral to customers accessing our ordering system and successfully placing an order for our products. We had not yet implemented our online ordering in the first nine months of 2022.

Liquidity and Capital Resources

As of September 30, 2023, we had $1,236,747 of cash on-hand, compared to $682,860 of cash on-hand of December 31, 2022. We also had $84,382 of prepaid expenses, related party, relating to amounts funded to Epiq Scripts, which is 51% owned and controlled by Jacob D. Cohen, our Chairman and Chief Executive Officer, $21,581 of inventory; $102,420 of property and equipment, net, consisting of computers, office and custom product packaging equipment, $16,942 of security deposit, representing the security deposit on our leased office space and $133,433 of right of use asset in connection with our office space lease. Cash increased mainly due to funds raised in the IPO, offset by cash used for general operating expenses.

As of September 30, 2023, the Company had total current liabilities of $159,176, consisting of $89,059 of accounts payable and accrued liabilities, $8,200 of payroll tax liabilities, and $61,917 of right-of-use liability, operating lease, current portion. We also had $81,507 of right-of-use liability, long-term.

As of September 30, 2023, we had $1,595,505 in total assets, $240,684 in total liabilities, working capital of $1.2 million and a total accumulated deficit of $8,660,126.

We have mainly relied on related party loans, as well as funds raised through the sale of securities, mainly through the private placement offering and our IPO discussed below, and revenues generated from sales of our Mango ED products, to support our operations since inception. We have primarily used our available cash to pay operating expenses. We do not have any material commitments for capital expenditures.

We have experienced recurring net losses since inception. We believe that we will continue to incur substantial operating expenses in the foreseeable future as we continue to invest to bring our Mango ED products to market and to attract customers, expand the product offerings and enhance technology and infrastructure. These efforts may prove more expensive than we anticipate, and we may not succeed in generating commercial revenues or net income to offset these expenses. Accordingly, we may not be able to achieve profitability, and we may incur significant losses for the foreseeable future. Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of December 31, 2022. As of September 30, 2023, our current capital resources are not sufficient for us to fund operations for the next 12 months. As such, we will need to raise funding in addition to the funding raised in our IPO, to support our operations in the future. We may also seek to acquire additional businesses or assets in the future, which may require us to raise funding. We currently anticipate such funding being raised through the offering of debt or equity. Such additional financing, may not be available on favorable terms, if at all. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our shareholders experiencing significant dilution. If such financing is unavailable, we may be forced to curtail our business plan, which may cause the value of our securities to decline in value.

To support our existing operations or any future expansion of business, including the ability to execute our growth strategy, we must have sufficient capital to continue to make investments and fund operations. We have plans to pursue an aggressive growth strategy for the expansion of operations through marketing to attract new customers for our Mango ED products.

Cash Flows

	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Cash provided by (used in):
Operating activities	$(5,299,634)	$(696,958)
Investing activities	(3,519)	(2,531)
Financing activities	5,857,040	1,550,430
Net increase in cash	$553,887	$850,941

Net cash used in operating activities was $5,299,634 for the nine months ended September 30, 2023, which was mainly due to $6,644,370 of net loss, offset by $1,171,750 of common stock issued for services, $195,384 for options vested for stock based compensation, offset by an increase in prepaid expense of $72,637.

Net cash used in operating activities was $696,958 for the nine months ended September 30, 2022, which was mainly due to $1,324,400 of net loss offset by $490,000 of common stock issued for services and $169,817 for options vested for stock based compensation.

Net cash used in investing activities was $3,519 for the nine months ended September 30, 2023, compared to $2,531 for the nine months ended September 30, 2022, which were due to the purchase of equipment.

Net cash provided by financing activities was $5,857,340 for the nine months ended September 30, 2023, which was mainly due to $5,000,000 of funds raised in the IPO and $1,024,500 in proceeds from the exercise of warrants, offset by repayments of notes payable of $78,260 and repayments of related party notes payable of $89,200.

Net cash provided by financing activities was $1,550,430 for the nine months ended September 30, 2022, which was mainly due to $1,500,500 of proceeds from the sale of common stock in our private offering, discussed below.

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

On June 29, 2022, the Company received an advance of $25,000 from Cohen Enterprises, Inc. (“Cohen Enterprises”), which is owned by Mr. Cohen, the Chairman and Chief Executive Officer of the Company, who is also the majority shareholder of the Company, in order to cover various general and administrative expenses. The Company repaid Cohen Enterprises $25,000 on August 18, 2022 and the remaining $89,200 on April 4, 2023, bringing the total amount owed to Cohen Enterprises to $0 as of September 30, 2023. The Company further recorded a credit of $6,473 towards imputed interest (previously calculated at a rate of 8% per annum) against the related party advances for the nine months ended September 30, 2023.

On November 18, 2022, the Company entered into a Secured Installment Promissory Note with a vendor for the purchase of equipment in the amount of $78,260 (the “Note Payable”). The note bears no interest unless an event of default occurs, and then it bears interest at the rate of 10% per annum until paid in full. The Note Payable was payable in installments, requiring a payments of $5,000 on each of January 1, 2023, February 1, 2023, and March 1, 2023, with a $31,630 payment due on April 1, 2023 and a final payment due on May 1, 2023. The January 1 and March 1, 2023 payments were timely made and on March 23, 2023, the Company elected to pay off the remaining balance of $63,260. The outstanding balance on December 31, 2022 was $78,260 and as of September 30, 2023, was $0.

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

Need for Future Funding

As discussed above, our current capital resources are not be sufficient for us to fund operations for the next 12 months. As such, we will need funding in addition to the funding raised in our IPO, to support our operations in the future. We may also seek to acquire additional businesses or assets in the future, which may require us to raise funding. We currently anticipate such funding being raised through the sale of debt or equity. Such additional financing may not be available on favorable terms, if at all. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our shareholders experiencing significant dilution. If such financing is unavailable, we may be forced to curtail our business plan, which may cause the value of our securities to decline in value.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses. “Note 2 – Summary of Significant Accounting Policies” included in our audited financial statements included under “Index to Financial Statements” in the prospectus dated March 20, 2023, filed pursuant to Rule 424(b)(4) in connection with our IPO (the “Prospectus”), describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies and estimates have a higher degree of inherent uncertainty and require significant judgments. Accordingly, actual results could differ from those estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Prospectus and the notes to the audited financial statements appearing elsewhere in the Prospectus. During the quarter ended September 30, 2023, there were no material changes to our critical accounting policies from those discussed in our Prospectus.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Selected Risks Associated with Our Company

Our business is subject to numerous risks and uncertainties, including those in the section entitled “Risk Factors” and elsewhere in this Report. These risks include, but are not limited to, the following:

●	Our need for additional funding, the availability and terms of such funding, and dilution caused thereby;

●	We have a limited operating history and have not produced sufficient revenues to support our operations to date;

●	Our ability to execute our growth strategy and scale our operations and risks associated with such growth, and our ability to attract members and customers;

●	The effect of pandemics and governmental responses thereto on our operations, those of our vendors, our customers and the economy in general;

●	Risks associated with our ED product which has not been, and will not be, approved by the FDA and has not had the benefit of the FDA’s clinical trial protocol which seeks to prevent the possibility of serious patient injury and death;

●	Risks that the FDA may determine that the compounding of our planned products does not fall within the exemption from the FFDCA Act provided by Section 503A;

●	Our significant reliance on related party transactions and risks associated with such related party relationships and agreements;

●	The effect of data security breaches, malicious code and/or hackers;

●	Competition and our ability to create a well-known brand name;

●	Changes in consumer tastes and preferences;

●	Material changes and/or terminations of our relationships with key parties;

●	Significant product returns from customers, product liability, recalls and litigation associated with tainted products or products found to cause health issues;

●	Our ability to innovate, expand our offerings and compete against competitors which may have greater resources;

●	Our Chairman and Chief Executive Officer, Jacob D. Cohen our President, Chief Operating Officer and Director, Jonathan Arango, have majority voting control over the company which may deter some investors;

●	Our ability to prevent credit card and payment fraud;

●	Risks associated with inflation, and increases in interest rates and economic downturns, including potential recessions, as well as macroeconomic, geopolitical, health and industry trends, pandemics, acts of war (including the ongoing Ukraine/Russian conflict and Israel/Hamas conflict) and other large-scale crises;

●	The risk of unauthorized access to confidential information;

●	Our ability to protect our intellectual property and trade secrets, claims from third-parties that we have violated their intellectual property or trade secrets and potential lawsuits in connection therewith;

●	Our and our providers’ ability to comply with government regulations, changing regulations and laws, penalties associated with any non-compliance (inadvertent or otherwise), the effect of new laws or regulations, and our ability to comply with such new laws or regulations;

●	Our reliance on our current management and the terms of their employment agreements with us;

●	The outcome of future lawsuits, litigation, regulatory matters or claims;

●	The fact that certain recent initial public offerings of companies with public floats comparable to the public float of the Company have experienced extreme volatility that was seemingly unrelated to the underlying performance of the respective company; and the fact that we may experience similar volatility, which may make it difficult for investors to assess the value of our common stock;

●	Certain terms and provisions of our governing documents which may prevent a change of control, and which provide for indemnification of officers and directors, limit the liability of officers or directors, and provide for the board of director’s ability to issue blank check preferred stock; and

●	The volatile nature of the trading price of our common stock following the IPO; and dilution which may be caused by future sales of securities.

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

Risks Related to our Operating History and Need for Funding

We were recently formed, have a limited operating history and have generated only limited revenues to date and there is no assurance that we can generate revenues or sell any commercial amount of our products in the future.(*)

We were only recently formed and have limited operating history. We launched our website in mid-November 2022. To date we have sold only a small amount of products and generated only limited revenues and have not sold sufficient quantities of our Mango ED products to support our operations. There is no assurance that we can generate revenues sufficient to support our operations, and even if additional revenues are generated, there is no assurance that we can generate sufficient net income to support our operations. As reflected in the accompanying financials, the Company had a net loss of $6,644,370 for the nine months ended September 30, 2023 and an accumulated deficit of $8,660,126 as of September 30, 2023. Additionally, the Company had a net loss of $1,998,055 for the year ended December 31, 2022 and an accumulated deficit of $2,015,756 as of December 31, 2022.

We have experienced recurring net losses since inception. We believe that we will continue to incur substantial operating expenses in the foreseeable future as we continue to invest to bring our Mango ED products to market and to attract customers, expand the product offerings and enhance technology and infrastructure. These efforts may prove more expensive than we anticipate, and we may not succeed in generating commercial revenues or net income to offset these expenses. Accordingly, we may not be able to achieve profitability, and we may incur significant losses for the foreseeable future. Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of December 31, 2022. As of September 30, 2023, our current capital resources are not sufficient for us to fund operations for the next 12 months. As such, we will need funding in addition to the funding raised in our IPO, to support our operations in the future. We may also seek to acquire additional businesses or assets in the future, which may require us to raise funding. We currently anticipate such funding being raised through the offering of debt or equity. Such additional financing may not be available on favorable terms, if at all. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our shareholders experiencing significant dilution. If such financing is unavailable, we may be forced to curtail our business plan, which may cause the value of our securities to decline in value.

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

We will need additional capital which may not be available on commercially acceptable terms, if at all, and this raises questions about our ability to continue as a going concern.(*)

We need capital to support our operations and continue to market and commercialize our current Mango ED products. We may also require additional funding in the future to support our operations, expand our product line, pay expenses, or expand or complete acquisitions. The most likely source of future funds presently available to us will be through the sale of equity capital or debt. Any sale of share capital will result in dilution to existing shareholders. Furthermore, we may incur debt in the future, and may not have sufficient funds to repay our future indebtedness or may default on our future debts, jeopardizing our business viability.

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

Risks Related to Our Business Activities

We may not be able to successfully commercialize our Mango ED products or any other potential future men’s wellness products.

We may not be able to effectively commercialize our Mango ED products or any other potential future men’s wellness products. If we are unable to successfully commercialize our Mango ED products or successfully develop, produce, launch and commercialize any other potential future men’s wellness products, our ability to generate product sales will be severely limited, which will have a material adverse impact on our business, financial condition, and results of operations.

We expect to face intense competition, often from companies with greater resources and experience than we have.

The health, wellness, and telemedicine industries are highly competitive and subject to rapid change. The industries continue to expand and evolve as an increasing number of competitors and potential competitors enter the market. Many of these competitors and potential competitors have substantially greater financial, technological, managerial and research and development resources and experience than we have. We mainly compete with other companies offering men’s wellness products, including Hims & Hers Health, Inc. and Roman, and with our Mango ED products, we are also competing against much larger pharmaceutical companies who offer ED branded drugs like Viagra (Pfizer) and Cialis (marketed by Lilly ICOS LLC, a joint venture between Eli Lilly and Company and ICOS Corporation) and their generic forms. The majority of these competitors and potential competitors have more experience than we have in the development of health and wellness services and products. In addition, our planned services and products will compete with service and product offerings from large and well-established companies that have greater marketing and sales experience and capabilities than we or the parties with which we contract have. If we are unable to compete successfully, we may be unable to grow and sustain our revenue.

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

Many competitors also have longer operating histories, and will have larger fulfillment infrastructures, greater technical capabilities, faster shipping times, lower-cost shipping, lower operating costs, greater financial, marketing, institutional and other resources and larger consumer bases than we do. These factors may also allow our competitors to derive greater revenue and profits from their existing consumer bases, acquire consumers at lower costs or respond more quickly than we are able to, to new or emerging technologies and changes in product trends and consumer shopping behavior. These competitors may engage in more extensive research and development efforts, enter or expand their presence in any or all of the ecommerce or retail channels where we compete, undertake more far-reaching marketing campaigns, and adopt more aggressive pricing policies, which may allow them to build larger consumer bases or generate revenue from their existing consumer bases more effectively than we are able to. As a result, these competitors may be able to offer comparable or substitute products to consumers at similar or lower costs. This could put pressure on us to lower our prices, resulting in lower revenue and margins or cause us to lose market share even if we lower prices.

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

We may expend our limited resources to pursue particular products or services and may fail to capitalize on products or services that may be more profitable or for which there is a greater likelihood of success.(*)

Because we have limited financial and managerial resources, we must focus our efforts on particular service programs and products. As a result, we may forego or delay pursuit of opportunities with other services or products that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Any such failure could result in missed opportunities and/or our focus on products or services with low market potential, which would harm our business and financial condition. Funds raised in the IPO are earmarked for among other things, branding, marketing and selling our ED product, and does not include and capital allocated for future products or services anticipated to be sold in the future under the ‘Mango’ label and brand.

We have entered into a Master Services Agreement and Statement of Work with Epiq Scripts, LLC, a related party, which entity is currently licensed to provide pharmacy services in only 47 states and the District of Columbia.(*)

We have entered into a Master Services Agreement and Statement of Work (SOW) for Epiq Scripts, a related party, 51% owned and controlled by Jacob D. Cohen, our Chairman and Chief Executive Officer, to provide us pharmacy and compounding services. Epiq Scripts has filed with the Utilization Review Accreditation Commission (“URAC”) to obtain its pharmacy accreditation and has State Board of Pharmacy (or its equivalent) licenses in 47 states and the District of Columbia: Alaska, Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin, and Wyoming. It is also in the process of applying for additional state licenses and plans to eventually obtain licenses in all 50 states by the end of 2023. As a result of the above, Epiq Scripts can currently only provide the Services to us in the 47 states described above and the District of Columbia, and we are unable to sell products to any customers in any states other than those 47 states and the District of Columbia, until Epiq Scripts is able to obtain licenses in other states and is limited to selling products to customers only in the states in which Epiq Scripts holds licenses.

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

We currently owe certain rights to Epic Scrips under the Management Services Agreement. (+)

On September 1, 2022, and effective on August 30, 2022, we entered into the Master Services Agreement with Epiq Scripts, which was amended on September 15, 2023. Pursuant to the Master Services Agreement and a related statement of work (“SOW”), Epiq Scripts agreed to provide pharmacy and related services to us, we agreed to exclusively use Epiq Scripts as the provider of online fulfillment, specialty compounding, packaging, shipping, dispensing and distribution services relating to products sold exclusively via our website, that may be prescribed as part of a telehealth consultation on our platform, during the term of the Master Services Agreement, so long as Epiq Scripts complies with the terms of the Master Services Agreement. The agreement also includes a 30-day right of first refusal for Epiq Scripts to provide pharmacy services for any new product that Mango may introduce during the term of the Master Services Agreement.

Pursuant to the Master Services Agreement, as amended, Epiq Scripts has certain rights in the event that the Company seeks to obtain pharmaceutical services in connection with certain Company products (collectively, “Pharmaceutical Services”) in jurisdictions other than the United States, including, without limitation, Mexico and the United Kingdom, where Epiq Scripts does not currently maintain licenses or permits (“Future Jurisdictions”, which shall also include, to the extent applicable, any state in the United States in which Epiq Scripts does not then hold required permits or licenses for the provision of the Pharmaceutical Services) and/or to terminate Epiq Scripts’ rights to provide exclusive Pharmaceutical Services in any current state of the United States or Future Jurisdiction where Epiq Scripts may then be providing Pharmaceutical Services to the Company (each a “Current Jurisdiction”).

Specifically, should the Company decide to transfer any services provided by Epiq Scripts in a Current Jurisdiction to another pharmaceutical service provider (“Transferred Services”), the Company will be required to pay Epiq Scripts a fee of 1% of the total gross sales of all Prescription Products (defined below) by the Company resulting from the Transferred Services in the Current Jurisdiction, for a period of the lesser of (a) five (5) years from the date the Company transferred the Transferred Services; and (b) through the end of the term of the Master Services Agreement (including where applicable, any renewal term)(the “Non-Use Fee”). The Non-Use Fee is payable monthly in arrears, for calendar quarters, by the 15th day following the end of each calendar quarter. “Prescription Products” means Products (as defined in the Master Services Agreement) sold by the Company which must be prescribed by a medical doctor.

Notwithstanding the above, the Non-Use Fee shall not apply, and the Company shall not be obligated to pay any Non-Use Fee (a) in the event that the Transferred Services are provided directly by the Company or a majority-owned subsidiary of the Company; (b) in the event the Company decides to enter into an agreement with another pharmaceutical service provider to provide Pharmaceutical Services in a Future Jurisdiction; or (c) in connection with any services provided by any parties in any Future Jurisdictions.

Pursuant to the Master Services Agreement, as amended, until September 15, 2028, the Company is required to notify Epiq Scripts in writing of any plans to (a) expand its need for pharmacy services outside of those contemplated by the Master Services Agreement; (b) expand its need for pharmacy services into a new jurisdiction which Epiq Scripts does not then operate in (including, but not limited to new countries); or (c) begin providing pharmacy services internally (either through organic growth or acquisition). Thereafter Epiq Scripts has the right to provide the Company written notice of its intention to provide such services (as described in (a) or (b) above, whereafter the Company is required to discuss and negotiate such services in good faith with Epiq Scripts for a period of not less than 15 days). Otherwise, in the event of the occurrence of an event discussed in (c) above, the Company is required to discuss the possibility of Epiq Scripts either co-operating the pharmacy or providing management services to the Company in good faith for 15 days. In the event after such 15 day period, the Company and Epiq Scripts cannot come to a mutually agreeable agreement, the Company is under no further obligation regarding the matter set forth in the notice provided to Epiq Scripts.

The rights and obligations set forth above could have a material adverse effect on the Company, its plans for future products and expansions, or make such future products or expansion more costly or time consuming.

We currently exclusively rely, and continue to continue to exclusively rely, on Epiq Scripts, a related party entity with a limited operating history, for our pharmacy compounding services.(*)

We have entered into a Master Services Agreement with Epiq Scripts, a related party, 51% owned and controlled by Jacob D. Cohen, our Chairman and Chief Executive Officer, to operate as our sole and exclusive licensed pharmacy to compound our Mango ED to customers, assuming such Mango ED products are prescribed by physicians pursuant to our agreement with BrighterMD, LLC doing business as Doctegrity (“Doctegrity”). Epiq Scripts was only formed in January 2022, and has only been compounding drugs for patients for a short period of time. We currently exclusively rely, and continue to continue to exclusively rely, on Epiq Scripts. We face risks relying on a newly formed pharmacy with limited operations. Those risks include risks that Epiq Scripts will not be able to follow applicable regulatory guidelines relating to, will not be able to timely or cost effectively complete, or may not correctly, fulfill, specialty compound, package, ship, dispense and/or distribute our Mango ED products. If Epiq Scripts is not able to scale its operations to meet the demand of our operations, or is unable to undertake any of the actions described above, our business may be materially and adversely affected, we may need to find a new partner pharmacy, which may charge us more money for its services or may not have as favorable contract terms, we may be delayed or prevented from selling our Mango ED products, and may face fines, penalties or litigation. In the event of the occurrence of any of the above, the value of our securities may decline in value or become worthless.

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

Our ability to gain and increase market acceptance and generate commercial revenues is subject to a variety of risks, many of which are out of our control.

Our Mango ED products and any other potential future men’s wellness products may not gain or increase market acceptance among physicians, patients, healthcare payors or the medical community. We believe that the degree of market acceptance and our ability to generate commercial revenues from such products will depend on a number of factors, including:

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

The products that we sell and plan to sell in the future (including our Mango ED products) may be adversely affected from time to time by economic downturns that impact consumer spending, including discretionary spending. Future economic conditions such as employment levels, business conditions, housing starts, market volatility, interest rates, inflation rates, energy and fuel costs and tax rates, or our actions in response to these conditions, such as price increases, could reduce consumer spending or change consumer purchasing habits.

Our performance depends significantly on factors that may affect the level and pattern of consumer spending in the markets in which we operate. Such factors include consumer preference, consumer confidence, consumer income, consumer perception of the safety and quality of our future products and shifts in the perceived value for our products relative to alternatives. A general decline in the consumption of our future products could occur at any time as a result of change in consumer preference, perception, confidence and spending habits, including an unwillingness to pay a premium or an inability to purchase our products due to financial hardship or increased price sensitivity, which may be exacerbated by inflationary pressures, interest rates, and economic uncertainty. If consumer preferences shift away from our products, our business, financial condition and results of operations could be adversely affected.

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

We rely upon independent third-party transportation providers for all of our product shipments, including shipments from our related party pharmacy to our customers. Our utilization of these third-party delivery services for shipments is subject to risks which may impact a shipping company’s ability to provide delivery services that adequately meet our shipping needs, including risks related to employee strikes, labor and capacity constraints, port security considerations, trade policy changes or restrictions, military conflicts, acts of terrorism, accidents, natural disasters and inclement weather. Any interruption in service provided by our shipping companies could cause temporary disruptions in our business, a loss of sales and profits, and other material adverse effects. In addition, we are subject to increased shipping costs when fuel prices increase, as we use expedited means of transportation such as air freight. If we change the shipping company we use, we could face logistical difficulties that could adversely affect deliveries, and we would incur costs and expend resources in connection with such change.

The failure of our physician services provider, Doctegrity, to attract and retain physicians in a competitive labor market could limit our ability to execute our growth strategy, resulting in a slower rate of growth.(*)

The success of our wellness business will depend on the ability of Doctegrity and any future contracted telemedicine services provider(s) to continue to recruit and retain a sufficient number of qualified licensed doctors. Although we believe such provider(s) will have an effective recruitment process, there is no assurance that such provider(s) will be able to secure arrangements with sufficient numbers of licensed doctors or retain the services of such practitioners. If Doctegrity or any of provider(s) we engage in the future, experience delays or shortages in obtaining access to qualified physicians, we would be unable to operate and may be forced to seek alternative arrangements which could be more costly or may be forced to suspend our business operations.

If we are unable to maintain or enter into future agreements with suppliers or our suppliers fail to supply us with our Mango ED products ingredients or any other potential future men’s wellness products, we may experience delays in selling our products.(*)

We may not be successful in maintaining or entering into new supply agreements on reasonable terms or at all or that we or our suppliers will be able to obtain or maintain the necessary regulatory approvals or state and federal controlled substances registrations for current or potential future suppliers in a timely manner or at all. If we are unable to obtain a sufficient quantity of active pharmaceutical ingredients manufactured at a facility that is registered and listed with the FDA and required to produce products, there could be a delay in producing products, which could adversely affect our product sales and operating results materially, which could significantly harm our business. This has not occurred to date.

We currently do not have any manufacturing facilities and intend to rely on third parties for the supply of our products (such as Epiq Scripts, which is a related party), as well as for the supply of materials. However, we cannot be certain that we or our suppliers will be able to obtain or maintain the necessary regulatory approvals or registrations for these suppliers in a timely manner or at all.

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

For example, a 2014 study published in The Journal of the American Medical Association determined that Sildenafil (the active ingredient in Viagra and one of the ingredients we alternatively use, together with Sildenafil in our Mango ED product) may be associated with a higher risk of developing melanoma. The study evaluated data from more than 25,000 men who used Sildenafil and found that Sildenafil use was significantly associated with an increased risk of subsequent melanoma, after considering other risk factors. It is possible that the ingredients we use in our Mango ED products or any other products we sell (including our Mango ED product, which is made with Sildenafil as an alternative to Tadalafil), could be found to result in increases in the likelihood of developing cancer or other diseases, which could subject us to litigation, penalties or recalls, all of which could have a material adverse effect on our operations and cause the value of our securities to decline in value or become worthless. Furthermore, our use of Sildenafil in our products could subject us to litigation, penalties or recalls, all of which could have a material adverse effect on our operations and cause the value of our securities to decline in value or become worthless.

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

The health care industry is subject to extensive federal, state and local laws and regulations relating to licensure, conduct of operations, ownership of facilities, addition of facilities and services, payment for services and prices for services that are extremely complex and for which, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation. We exercise care in structuring our arrangements with physicians and other referral sources to attempt to comply in all material respects with applicable laws. We also take such laws into account when planning future marketing and other activities, and expect that our operations are in compliance with applicable laws. The laws, rules and regulations described above are complex and subject to interpretation. In the event of a determination that we are in violation of such laws, rules or regulations, or if further changes in the regulatory framework occur, any such determination or changes could have a material adverse effect on our business. There can be no assurance however that we will not be found in noncompliance in any particular situation.

Separately, Federal law limits compounded drugs that are “essentially copies” of commercially available FDA approved drugs, including those with the same route of administration. If our Mango ED products, or any future products we may choose to market in the future are deemed to be “essentially copies” of commercially available FDA approved drugs we would be prohibited from compounding such drugs and would be unable to sell our Mango ED drug or future products. If that were to occur, we would need to change our business plan which would require substantial additional expenses and would have a material adverse effect on our cash flows and the value of our securities.

Marketing activities for our Mango ED products are subject to strict governmental regulation which may limit our ability to market or promote such product.

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

The FDA also has the authority to impose significant restrictions on approved products through regulations on advertising, promotional and distribution activities. In particular, the FDA will object to any promotional activity (including through testimonials and surrogates) that is “false or misleading in any particular,” including the failure to disclose material facts. For example, the FDA will expect adequate substantiation for an efficacy claim, which would require substantial evidence derived from adequate and well-controlled clinical trials. We believe we can conduct truthful and non-misleading promotional activities, including activities involving the use of testimonials and surrogates, with limited claims that do not require substantial evidence derived from adequate and well-controlled clinical trials and which do not include efficacy claims. If our products (including our Mango ED products) are marketed in contradiction with FDA laws and regulations, the FDA may issue warning letters that require specific remedial measures to be taken, as well as an immediate cessation of the impermissible conduct, resulting in adverse publicity. The FDA may also require that all future promotional materials receive prior agency review and approval before use. Certain states have also adopted regulations and reporting requirements surrounding the promotion of pharmaceuticals. Failure by us or any of our collaborators to comply with state requirements may affect our ability to promote or sell future products in certain states. This, in turn, could have a material adverse impact on our financial results and financial condition and could subject us to significant liability, including civil and administrative remedies as well as criminal sanctions.

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

Privacy laws, rules, and regulations are constantly evolving in the United States and abroad and may be inconsistent from one jurisdiction to another. We expect that new industry standards, laws and regulations will continue to be proposed regarding privacy, data protection and information security in many jurisdictions, including privacy acts previously adopted by the states of California, Virginia, Colorado, Utah, Connecticut, Iowa, Indiana, Tennessee, Montana, Texas and Oregon, certain of which are already effective, and certain of which become effective during 2023, and from 2024 to 2026. We cannot yet determine the impact such future laws, regulations and standards may have on our business. Complying with these evolving obligations is costly. For instance, expanding definitions and interpretations of what constitutes “personal data” (or the equivalent) within the United States and elsewhere may increase our compliance costs. Any failure to comply could give rise to unwanted media attention and other negative publicity, damage our customer and consumer relationships and reputation, and result in lost sales, claims, administrative fines, lawsuits or regulatory and governmental investigations and proceedings and may harm our business and results of operations.

Our Mango ED products have not been, and will not be, approved by the FDA. The use of such product may cause serious side effects which could subject us to material litigation, damages and penalties.(*)

Our Mango ED products have not been, and will not be, approved by the FDA. It is compounded using bulk drug substances and as such, we believe it is exempt from specific FDA approval, provided that it is compounded in accordance with statutory requirements. Because compounded drugs are not FDA-approved, the FDA does not verify their safety, effectiveness, or quality before they are marketed. In addition, poor compounding practices can result in serious drug quality problems, such as contamination or a drug that contains too much or too little active ingredient, among other possible quality deficiencies.

We are not aware of any clinical studies involving the administration of sildenafil or tadalafil sublingually at the doses we intend to provide patients, or the compounding of sildenafil or tadalafil, oxytocin, and L-arginine to treat ED, as is contemplated by our ED product. Because our ED product has not been, and will not be, approved by the FDA our product has not had the benefit of the FDA’s clinical trial protocol which seeks to prevent the possibility of serious patient injury and death. If this were to occur, we could be subject to litigation and governmental action, which could result in costly litigation, significant fines, judgments or penalties. For example, in October 2012, a pharmacy in Massachusetts shipped compounded drugs that were contaminated with a fungus throughout the country, and these drugs were injected into patients’ spines and joints. More than 750 people in 20 states developed fungal infections, and more than 60 people died. This type of action could have a significant negative impact on our brand name, results of operations and cash flows, and result in us having to cease selling products, curtailing our business plan, or seeking bankruptcy protection.

The main ingredients of our Mango ED products are publicly disclosed and separately our Mango ED products are being specially compounded for the customer by a pharmacist with a physician’s prescription, and as a result, our Mango ED products formula can be replicated by other companies.

Our Mango ED products are made up of the following three ingredients: Either Sildenafil (50 milligrams (mg) or Tadalafil (10 (mg)), Oxytocin (100 International units (IU)) and L-Arginine (50mg); and (2) either Sildenafil (100mg) or Tadalafil (20mg), Oxytocin (100IU) and L-Arginine (50mg), an amino acid that is available as a dietary supplement. However, the fact that Sildenafil, Tadalafil and Oxytocin are used in FDA approved drugs, and L-arginine is available as a dietary supplement, does not mean that these ingredients will prove safe when combined into a single formulation to treat ED. We currently offer two dosage levels of our Mango ED products and anticipate a prescribing doctor prescribing a dosage based on the needs and medical history of the patient. Additionally, because our Mango ED products are being specially compounded for the customer by a pharmacist with a physician’s prescription and because the ingredients for our Mango ED products are publicly disclosed, this product formula can be replicated by other companies. As a result, competitors, including those with greater resources, marketing, and brand recognition, may compete against us in the future using our exact product ingredients or variations thereof. We may be unable to distinguish our Mango ED products from copycat products and may not be able to differentiate our product from competitors in the marketplace. As a result, we may fail to obtain a significant market share, or may lose any market share we may obtain in the future, may be unable to compete with competitors, and may be forced to abandon or curtail our business plan, which could cause the value of our shares to decline in value or become worthless.

Our ED product needs to be compounded by licensed pharmacists who are subject to risks regarding applicable exemptions from the Federal Food, Drug, and Cosmetic Act.

Section 503A of the FFDCA describes the conditions under which compounded human drug products are exempt from the FFDCA sections on FDA approval prior to marketing, current good manufacturing practice (“cGMP”) requirements, and labeling with adequate directions for use. One of these conditions is that the drugs must be compounded based on the receipt of valid patient-specific prescriptions. Our ED product needs to be compounded by licensed pharmacists, after being prescribed by a licensed physician. Licensed pharmacists who compound drug products in accordance with Section 503A of the FFDCA are not required to comply with CGMP requirements and the drugs that they compound are not required to be approved by the FDA, provided that the compounding complies with applicable requirements. Therefore, the FDA is often not aware of potential problems with compounded drug products or compounding practices unless it receives a complaint, such as a report of a serious adverse event or visible contamination. As such, the compounding of our products is subject to limited FDA oversight, which could lead to such products not being compounded safely and could lead to product recalls and litigation which could have a significant negative impact on our brand name, results of operations and cash flows, and result in us having to cease selling products, curtailing our business plan, or seeking bankruptcy protection. Neither we, nor our representatives have had any conversations with the FDA staff regarding whether our Mango ED products can be sold pursuant to Section 503A of the FFDCA Act and future conversations with the FDA may result in the FDA staff raising issues with such sales pursuant to Section 503A of the FFDCA, requiring certain pre-requisites or changes to our current business plan, which may be costly or time consuming, and/or may result in us being prohibited from selling our Mango ED products pursuant to Section 503A of the FFDCA Act. We also face risks that the compounding of our products does not fall within the exemption from the FFDCA provided by Section 503A thereof. For example, if the FDA determined that any of our products are essentially a copy of an FDA approved product, we would be severely limited in our ability to compound such a product. If any of the above were to apply, we may need to change our business plan or compounding activities, which could force us to curtail our business plan or expend significant additional resources to obtain FFDCA or FDA approval for our products.

Notwithstanding the above, under relevant FDA guidance, the FDA generally does not consider a compounded drug to be “essentially a copy” of a commercially available drug if the compounded drug has a different route of administration as compared with the approved alternative, and our Mango ED products are for a different route of administration (e.g., sublingual). In addition, we do not expect that we will be deemed to have engaged in such “copying”, because our Mango ED products are based on a prescriber’s determination for each patient that the change associated with the compounded product (our Mango ED products) produces for the patient a significant difference as compared with the commercially available drug product. Under relevant FDA guidance, the FDA does not consider a compounded drug “essentially a copy” if a prescriber determines that there is a change, made for an identified individual patient, which produces for that patient a significant difference from the commercially available product.

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

We do not have a pharmacy and depend on a related party to compound our Mango product and other potential future men’s wellness products (*).

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

If any of our contracting parties fail to fulfill their future contractual obligations, our business may be negatively affected and we may receive limited or no revenues under our agreements with them. See also the risk factor, “The related party pharmacy we have entered into an agreement with may not receive licenses in all of the 50 United States to provide national coverage for us to sell our Mango ED products and future products” below.

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

Risks Related to Related Party Relationships and Transactions and Our Management

We depend heavily on our senior management, including our Chief Executive Officer, who may have a conflict of interest. The ability of certain key employees to devote adequate time to us is critical to the success of our business, and failure to do so may adversely affect our revenues and as a result could materially adversely affect our business, financial condition and results of operations.(*)

We must retain the services of our key employees and strategically recruit and hire new talented employees. Our future business and results of operations depend in significant part upon the continued contributions of our senior management personnel, particularly our Chairman and Chief Executive Officer, Jacob D. Cohen. Mr. Cohen currently serves as a member of the Board of Directors of American International Holdings Corp., as a co-Manager and 51% owner of Epiq Scripts, and as Chief Executive Officer of Ronin Equity Partners, Inc., a private investment company, and in various positions with other entities and groups. Mr. Cohen currently spends approximately 75% of his time on Company matters. As a result, Mr. Cohen dedicates only a portion of his professional efforts to our business and operations, and there is no contractual obligation for him to spend a specific amount of his time with us. Mr. Cohen may not be able to dedicate adequate time to our business and operations and we could experience an adverse effect on our operations due to the demands placed on him from his other professional obligations. Such involvement in other businesses may therefore present a conflict of interest regarding decisions he makes for us or with respect to the amount of time available for us. If we lose his services or if he fails to perform in his current position, or if we are not able to attract and retain skilled personnel as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key personnel in managing our operations, product development, marketing and sales aspects of our business, any part of which could be harmed by turnover in the future.

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

We have engaged and in the future may engage in transactions with related parties and such transactions present possible conflicts of interest that could have an adverse effect on us.(*)

We have entered, and may continue to enter, into transactions with related parties for financing, corporate, business development and operational services. Included in such transactions is a Master Services Agreement and Statement of Work with Epiq Scripts, LLC, a related party, 51% owned and controlled by Jacob D. Cohen, our Chairman and Chief Executive Officer, for pharmacy and compounding services. Such transactions may not have been/may not be, entered into on an arm’s-length basis, and we may have achieved more or less favorable terms because such transactions were entered into with our related parties. This could have a material effect on our business, results of operations and financial condition. Such conflicts could cause an individual in our management to seek to advance his or her economic interests or the economic interests of certain related parties above ours. Further, the appearance of conflicts of interest created by related party transactions could impair the confidence of our investors.

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

The related party pharmacy we have entered into an agreement with may not receive licenses in all of the 50 United States to provide national coverage for us to sell our Mango ED products and future products.(*)

We have entered into a Master Services Agreement and Statement of Work with Epiq Scripts, LLC, a related party, 51% owned and controlled by Jacob D. Cohen, our Chairman and Chief Executive Officer, for pharmacy and compounding services. Epiq Script’s ability to provide pharmacy services in each state is subject to among other things, receipt of regulatory approvals and licenses in the states in which it operates. Currently Epiq Scripts holds State Board of Pharmacy (or its equivalent) licenses to operate in the District of Columbia and 47 states: Alaska, Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin, and Wyoming. Its failure to receive regulatory approval or licenses in the other states in which we hope to operate, or loss of such licenses in the future, may prohibit us from selling our Mango products to customers that reside in those states limiting our ability to grow and compete with other companies that have those capabilities. Any of the above may have an adverse effect on our revenues, operations and cash flow and cause the value of our securities to decline in value or become worthless. We also face related party conflicts associated with our engagement of Epiq Scripts, LLC as discussed in greater detail above.

Jacob D. Cohen, our Chairman and Chief Executive Officer and Jonathan Arango, our President, Chief Operating Officer and Director, beneficially own greater than 50% of our outstanding common stock and exercises majority voting control over us, which will limit shareholders’ abilities to influence corporate matters and could delay or prevent a change in corporate control.(*)

Jacob D. Cohen, our Chairman and Chief Executive Officer and Jonathan Arango, our President, Chief Operating Officer and Director beneficially own approximately 53.7% of the issued and outstanding shares of our common stock. As a result, they control the shareholder vote. Consequently, they have the ability to influence matters affecting our shareholders and therefore exercises control in determining the outcome of all corporate transactions or other matters, including (i) making amendments to our certificate of formation; (ii) whether to issue additional shares of common stock and preferred stock, including to himself; (iii) employment decisions, including compensation arrangements; (iv) whether to enter into material transactions with related parties; (v) election of directors; and (vi) any merger or significant corporate transactions, including with himself or other related parties. Additionally, it will be difficult if not impossible for investors to remove our current directors (including, but not limited to Mr. Cohen and Mr. Arango), which will mean they will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of our common stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions. Because Mr. Cohen and Mr. Arango control the vote on all shareholder matters, investors may find it difficult to replace our management if they disagree with the way our business is being operated. The interests of Mr. Cohen and Mr. Arango may not coincide with our interests or the interests of other shareholders.

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

Certain recent initial public offerings of companies with public floats comparable to the anticipated public float of the Company have experienced extreme volatility that was seemingly unrelated to the underlying performance of the respective company. We have in the past, and may in the future experience similar volatility, which may make it difficult for prospective investors to assess the value of our common stock.(*)

In addition to the risks addressed below under the heading “— Our common stock prices have been, and may continue to be, volatile and could decline substantially,” our common stock may be subject to extreme volatility that is seemingly unrelated to the underlying performance of our business. For example, since our common stock began trading on the Nasdaq Capital Market in connection with our IPO on March 20, 2023, the trading price of our common stock has traded as high as $4.37 and as low as $0.50 per share. The trading price of our common stock is expected to continue to be volatile, and our common stock may be subject to rapid and substantial price volatility. Such volatility, including any stock-run up, may be unrelated to our actual or expected operating performance, financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our common stock. There have been recent instances of extreme stock price run-ups followed by rapid price declines following public offerings, particularly among companies with relatively smaller public floats, and we expect that such instances may continue and/or increase in the future. Contributing to this risk of volatility are a number of factors. First, our common stock is likely to be more sporadically and thinly traded than that of larger, more established companies. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction, which may cause our stock price to deviate, potentially significantly, from a price that better reflects the underlying performance of our business. The price of our shares could, for example, decline precipitously in the event that a large number of our shares are sold in the market without commensurate demand (including as our IPO lockups expire – 12 months after the IPO (unless earlier waived in the discretion of the underwriter of the IPO)) as compared to a seasoned issuer that could better absorb those sales without an adverse impact on its stock price. Second, we are a speculative investment due to our limited operating history, not being profitable, and not expecting to be profitable in the near term. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a larger, more established company that has a relatively large public float.

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

We are not currently in compliance with Nasdaq’s continued listing standards and may not be able to maintain the listing of our common stock on the Nasdaq Capital Market.(+)

As a condition to consummating our IPO, we were required to list our common stock on The Nasdaq Capital Market and in March 2023, our common stock was approved for listing on The Nasdaq Capital Market under the symbol “MGRX”. Notwithstanding such listing, there can be no assurance any broker will be interested in trading our stock. Therefore, it may be difficult to sell your shares of common stock if you desire or need to sell them. Our underwriters are not obligated to make a market in our securities, and even if they do make a market, they can discontinue market making at any time without notice. Neither we nor the underwriters can provide any assurance that an active and liquid trading market in our securities will develop or, if developed, that such market will continue.

There is also no guarantee that we will be able to maintain our listing on The Nasdaq Capital Market for any period of time by perpetually satisfying Nasdaq’s continued listing requirements. Our failure to continue to meet these requirements may result in our securities being delisted from Nasdaq.

Among the conditions required for continued listing on The Nasdaq Capital Market, Nasdaq requires us to maintain at least $2.5 million in stockholders’ equity or $500,000 in net income over the prior two years or two of the prior three years. As of September 30, 2023, our stockholders’ equity was below $2.5 million and we did not otherwise meet the net income requirements described above, and as such, we are not currently in compliance with Nasdaq’s continue listing standards. If we fail to timely remedy our compliance with the applicable requirements, our stock may be delisted.

Additional requirements we must meet to continue our listing on The Nasdaq Capital Market include the requirement that we have a majority of independent directors, an audit committee of at least three independent directors (subject to certain limited exceptions) and maintain a stock price over $1.00 per share. Additionally, recently our common stock price has traded below $1.00 per share and we may not be able to maintain a stock price over $1.00 per share. Our failure to meet the continued listing standards of Nasdaq may result in our securities being delisted from The Nasdaq Capital Market.

Even if we demonstrate compliance with the requirements of Nasdaq, we will have to continue to meet other objective and subjective listing requirements to continue to be listed on The Nasdaq Capital Market. Delisting from The Nasdaq Capital Market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without a Nasdaq Capital Market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult, and the trading volume and liquidity of our stock could decline. Delisting from The Nasdaq Capital Market could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB Market or the OTC Pink market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. In the event our common stock is delisted from The Nasdaq Capital Market, we may not be able to list our common stock on another national securities exchange or obtain quotation on an over-the counter quotation system.

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

If our stock price fluctuates, you could lose a significant part of your investment.(*)

The market price of our common stock could be subject to wide fluctuations in response to, among other things, the risk factors described in this Report, and other factors beyond our control, such as fluctuations in the valuation of companies perceived by investors to be comparable to us For example, since our common stock began trading on the Nasdaq Capital Market in connection with our IPO on March 20, 2023, the trading price of our common stock has traded as high as $4.37 and as low as $0.50 per share. Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political, and market conditions, such as recessions, interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock. In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

Future sales of our common stock, other securities convertible into our common stock, or preferred stock could cause the market value of our common stock to decline and could result in dilution of your shares.(*)

Our Board of Directors is authorized, without your approval, to cause us to issue additional shares of our common stock or to raise capital through the creation and issuance of preferred stock, other debt securities convertible into common stock, options, warrants and other rights, on terms and for consideration as our Board of Directors in its sole discretion may determine. Additionally, pursuant to the Resale Prospectus, registered the resale of an aggregate of 4,765,000 shares of common stock, which shares of common stock are available for immediate resale in the public market (which number includes 2,000,000 shares of common stock issuable upon the exercise of warrants, of which 975,500 shares of common stock remain issuable thereunder as of the date of this Report). An additional 87,500 shares of common stock are issuable upon exercise of outstanding warrants to purchase shares at $5.00 per share, which were issued in connection with the IPO, which were first exercisable on September 20, 2023. Sales of substantial amounts of our common stock or of preferred stock could cause the market price of our common stock to decrease significantly. We cannot predict the effect, if any, of future sales of our common stock, or the availability of our common stock for future sales, on the value of our common stock. Sales of substantial amounts of our common stock by large shareholders, or the perception that such sales could occur, may adversely affect the market price of our common stock.

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

The issuance and sale of common stock upon exercise of outstanding warrants may cause substantial dilution to existing shareholders and may also depress the market price of our common stock. Outstanding warrants to purchase shares of our common stock have cashless exercise rights(*).

As of the date of this Report, we had a total of 1,063,000 warrants outstanding with a weighted average exercise price of $1.00 per share and term ranging from August 16, 2027 through March 20, 2028. If the holders of the warrants choose to exercise the warrants, it may cause significant dilution to the then holders of our common stock. If exercises of the warrants and sales of such shares issuable upon exercise thereof take place, the price of our common stock may decline. In addition, the common stock issuable upon exercise of the warrants may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of our stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. If the share volume of our common stock cannot absorb shares sold by the warrant holders, then the value of our common stock will likely decrease.

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

Economic uncertainty may affect our access to capital and/or increase the costs of such capital.(*)

Global economic conditions continue to be volatile and uncertain due to, among other things, consumer confidence in future economic conditions, fears of recession and trade wars, the price of energy, fluctuating interest rates, the availability and cost of consumer credit, the availability and timing of government stimulus programs, levels of unemployment, increased inflation, tax rates, and the war between Ukraine and Russia which began in February 2022, and has continued through the date of this Report, as well as the current ongoing war between Hamas and Israel, which began in October 2023. These conditions remain unpredictable and create uncertainties about our ability to raise capital in the future. In the event required capital becomes unavailable in the future, or more costly, it could have a material adverse effect on our business, future results of operations, and financial condition.

Our business may be materially and adversely disrupted by epidemics or pandemics in the future, including COVID-19(*).

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

Our systems are vulnerable to damage or interruption from the occurrence of any catastrophic event, including earthquake, fire, flood, or other weather event, power loss, telecommunications failure, software or hardware malfunction, cyber-attack, war, terrorist attack, or incident of mass violence, which could result in lengthy interruptions in access to our systems. In addition, acts of terrorism, including malicious internet-based activity, could cause disruptions to the internet or the economy as a whole. If our systems were to fail or be negatively impacted as a result of a natural disaster or other event, our ability to provide products to customers would be impaired or we could lose critical data. We do not carry business interruption insurance sufficient to compensate us for the potentially significant losses, including the potential harm to our business, financial condition and results of operations that may result from interruptions in access to our platform as a result of system failures.

Economic uncertainty may affect consumer purchases of discretionary items, which may affect demand for our products.(*)

Our products may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions and other factors such as consumer confidence in future economic conditions, fears of recession and trade wars, the price of energy, fluctuating interest rates, the availability and cost of consumer credit, the availability and timing of government stimulus programs, levels of unemployment, inflation, and tax rates. As U.S. economic conditions continue to be volatile or economic uncertainty remains, and with increasing inflation and interest rates, trends in consumer discretionary spending also remain unpredictable and subject to reductions as a result of significant increases in employment, financial market instability, and uncertainties about the future. Unfavorable economic conditions have led, and in the future may lead, consumers to reduce their spending on men’s wellness products, which in turn has in the past led to a decrease in the demand for such products. Consumer demand for the Company’s products may decline as a result of an economic downturn, or economic uncertainty. The sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on the Company’s business, results of operations, and financial condition.

In February 2022, an armed conflict escalated between Russia and Ukraine. The sanctions announced by the United States and other countries against Russia and Belarus following Russia’s invasion of Ukraine to date include restrictions on selling or importing goods, services, or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business, and financial organizations in Russia and Belarus. The United States and other countries could impose wider sanctions and take other actions should the conflict further escalate. Separately, in October 2023, Israel and certain Iranian-backed Palestinian forces began an armed conflict in Israel, the Gaza Strip, and surrounding areas. This conflict currently threatens to spread to other Middle Eastern countries, and may ultimately result in the United States and other countries becoming involved in the conflict. Although the Company does not, and does not plan to, do business in Russia, Belarus, Ukraine, Israel, or the Middle East, it is not possible to predict the broader consequences of these ongoing conflicts, which could include further sanctions, embargoes, regional instability, and geopolitical shifts. It is also not possible to predict with certainty these ongoing conflicts and additional adverse effects on existing U.S. macroeconomic conditions, consumer spending habits, currency exchange rates, and financial markets, all of which could impact the business, financial condition, and results of operations of the Company.

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

We may be subject to actual and threatened claims, litigation, reviews, investigations, and other proceedings, including proceedings relating to products offered by us and by third parties, and other matters. Any of these types of proceedings, may have an adverse effect on us because of legal costs, disruption of our operations, diversion of management resources, negative publicity, and other factors. The outcomes of these matters are inherently unpredictable and subject to significant uncertainties. Determining legal reserves and possible losses from such matters involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. Until the final resolution of such matters, we may be exposed to losses in excess of the amount recorded, and such amounts could be material. Should any of our estimates and assumptions change or prove to have been incorrect, it could have a material effect on our business, consolidated financial position, results of operations, or cash flows. In addition, it is possible that a resolution of one or more such proceedings, including as a result of a settlement, could require us to make substantial future payments, prevent us from offering certain products or services, require us to change our business practices in a manner materially adverse to our business, requiring development of non-infringing or otherwise altered products or technologies, damaging our reputation, or otherwise having a material effect on our operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There have been no sales of unregistered securities during the quarter ended September 30, 2023 and from the period from October 1, 2023 to the filing date of this Report, which have not previously been reported in a Current Report on Form 8-K, except as described below:

On October 10, 2023, we entered into a Consulting Agreement with Luca Consulting to provide management consulting and business advisory services to the Company during the term of the agreement, which is for three months. In consideration for agreeing to provide the services under the agreement, the Company agreed to pay Luca Consulting $15,000 in cash and issued Luca Consulting 200,000 shares of restricted common stock. The agreement contains customary confidentiality and non-circumvention provisions. The shares were valued at $0.60 per share for a total of $120,000.

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

As of the date of this Report, the Company has outstanding common stock purchase warrants to purchase 1,063,000 shares of common stock with an exercise price of $1.00 per share, and expiration dates ranging from August 16, 2027 through December 22, 2027. The maximum number of shares of common stock issuable upon exercise of the warrants is 1,063,000 shares.

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

The below event occurred within four business days of the filing date of this periodic report and as such, the Company is disclosing the occurrence of the event under this Item 5. Other Information, instead of in a stand alone Current Report on Form 8-K:

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

(e) Clawback Policy. On October 26, 2023, the Board of Directors of the Company approved the adoption of a Policy for the Recovery of Erroneously Awarded Incentive Based Compensation (the “Clawback Policy”), with an effective date of October 2, 2023, in order to comply with the final clawback rules adopted by the Securities and Exchange Commission under Section 10D and Rule 10D-1 of the Securities Exchange Act of 1934, as amended (“Rule 10D-1”), and the listing standards, as set forth in the Nasdaq Listing Rule 5608 (the “Final Clawback Rules”).

The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from current and former executive officers as defined in Rule 10D-1 (“Covered Officers”) of the Company in the event that the Company is required to prepare an accounting restatement, in accordance with the Final Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, the Board of Directors may recoup from the Covered Officers erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which the Company is required to prepare an accounting restatement.

The foregoing summary of the Clawback Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Clawback Policy, a copy of which is attached hereto as Exhibit 10.42, to this Current Report on Form 8-K and incorporated herein by reference.

Item 6. Exhibits

		Filed/
Exhibit		Furnished			Filing	File
Number	Description of Exhibit	Herewith	Form	Exhibit	Date	Number

3.1	Certificate of Formation of Mangoceuticals, Inc., filed with the Secretary of State of Texas on October 7, 2021		S-1	3.1	1/13/2023	333-269240
3.2	Certificate of Amendment to Certificate of Formation of Mangoceuticals, Inc., filed with the Secretary of State of Texas on April 15, 2022		S-1	3.2	1/13/2023	333-269240
3.3	Bylaws of Mangoceuticals, Inc.		S-1	3.3	1/13/2023	333-269240
4.1	Common Stock Purchase Warrant granted to Boustead Securities, LLC evidencing the right to acquire 87,500 shares of common stock (dated March 23, 2023)		10-Q	4.1	5/10/2023	001-41615

4.2	Form of Common Stock Purchase Warrant (Investors – 2022 Private Placement)	S-1	4.2	1/13/2023	333-269240
10.1	Stock Purchase Agreement between American International Holdings Corp. and Cohen Enterprises, Inc., dated June 16, 2022	S-1	10.1	1/13/2023	333-269240
10.2	Form of Subscription Agreement (2022 Private Placement)	S-1	10.2	1/13/2023	333-269240
10.3	Physician Services Agreement dated August 1, 2022, between Mangoceuticals, Inc. and BrighterMD, LLC dba Doctegrity	S-1	10.3	1/13/2023	333-269240
10.4£	Master Services Agreement and Statement of Work dated September 1, 2022, and effective August 31, 2022, between Epiq Scripts, LLC and Mangoceuticals, Inc.	S-1	10.4£	1/13/2023	333-269240
10.5#	Executive Employment Agreement dated August 31, 2022, between Mangoceuticals, Inc. and Jacob D. Cohen	S-1	10.5#	1/13/2023	333-269240
10.6#	Executive Employment Agreement dated August 31, 2022, between Mangoceuticals, Inc. and Jonathan Arango	S-1	10.6#	1/13/2023	333-269240
10.7#	Mangoceuticals, Inc. 2022 Equity Incentive Plan	S-1	10.7#	1/13/2023	333-269240
10.8#	Stock Option Agreement dated August 31, 2022 between Mangoceuticals, Inc. and Jacob D. Cohen (750,000 option shares)	S-1	10.8#	1/13/2023	333-269240
10.9#	Stock Option Agreement dated August 31, 2022 between Mangoceuticals, Inc. and Jonathan Arango (500,000 option shares)	S-1	10.9#	1/13/2023	333-269240
10.10#	Consulting Agreement dated September 6, 2022, between Mangoceuticals, Inc. and PHX Global, LLC	S-1	10.10#	1/13/2023	333-269240
10.11#	Consulting Agreement dated September 6, 2022, between Mangoceuticals, Inc. and Ezekiel Elliott	S-1	10.11#	1/13/2023	333-269240
10.12#	Consulting Agreement dated September 15, 2022, between Mangoceuticals, Inc. and David Sandler	S-1	10.12#	1/13/2023	333-269240
10.13#	Consulting Agreement dated September 15, 2022, between Mangoceuticals, Inc. and Hsiaoching Chou	S-1	10.13#	1/13/2023	333-269240
10.14#	Service Agreement dated September 22, 2022, by and between Mangoceuticals, Inc. and Greentree Financial Group, Inc.	S-1	10.14#	1/13/2023	333-269240

10.15#	Offer Letter dated October 1, 2022 entered into between Mangoceuticals, Inc. and Eugene M. Johnston	S-1	10.15#	1/13/2023	333-269240
10.16#	Notice of Restricted Stock Grant and Restricted Stock Grant Agreement dated October 1, 2022 between Mangoceuticals, Inc. and Eugene M. Johnston	S-1	10.16#	1/13/2023	333-269240
10.17#	Notice of Restricted Stock Grant and Restricted Stock Grant Agreement dated October 14, 2022 between Mangoceuticals, Inc. and Dr. Kenny Myers	S-1	10.17#	1/13/2023	333-269240
10.18#	October 14, 2022 Offer Letter entered into between Mangoceuticals, Inc. and Dr. Kenny Myers	S-1	10.18#	1/13/2023	333-269240
10.19#	Notice of Restricted Stock Grant and Restricted Stock Grant Agreement dated October 14, 2022 between Mangoceuticals, Inc. and Alex P. Hamilton	S-1	10.19#	1/13/2023	333-269240
10.20#	October 14, 2022 Offer Letter entered into between Mangoceuticals, Inc. and Alex P. Hamilton	S-1	10.20#	1/13/2023	333-269240

10.21#	Notice of Restricted Stock Grant and Restricted Stock Grant Agreement dated October 14, 2022 between Mangoceuticals, Inc. and Lorraine D’Alessio	S-1	10.21#	1/13/2023	333-269240
10.22#	October 14, 2022 Offer Letter entered into between Mangoceuticals, Inc. and Dr. Lorraine D’Alessio	S-1	10.22#	1/13/2023	333-269240
10.23#	Consulting Agreement dated November 1, 2022, between Mangoceuticals, Inc. and White Unicorn, LLC	S-1	10.23#	1/13/2023	333-269240
10.24#	Master Services Agreement dated December 1, 2022, between Mangoceuticals, Inc. and Global Career Networks, Inc.	S-1	10.24#	1/13/2023	333-269240
10.25#	Consulting Agreement dated December 21, 2022, between Mangoceuticals, Inc. and Chartered Services, LLC	S-1	10.25#	1/13/2023	333-269240
10.26	Waiver Agreement dated December 30, 2022, between Mangoceuticals, Inc. and Boustead Securities, LLC	S-1	10.26	1/13/2023	333-269240
10.27#	Consulting Agreement dated January 3, 2023, between Mangoceuticals, Inc. and DojoLabs Group, Inc.	S-1	10.27#	1/13/2023	333-269240
10.28#	Advisor Agreement dated January 6, 2023, between Mangoceuticals, Inc. and Dr. Brian Rudman	S-1	10.28#	1/13/2023	333-269240
10.29#	Advisor Agreement dated January 6, 2023, between Mangoceuticals, Inc. and Jarrett Boon	S-1	10.29#	1/13/2023	333-269240
10.30#	Consulting Agreement dated January 6, 2023, between Mangoceuticals, Inc. and Bethor, Ltd	S-1	10.30#	1/13/2023	333-269240

10.31#	Consulting Agreement dated January 24, 2023, between Mangoceuticals, Inc. and Sultan Haroon		S-1/A	10.31#	1/26/2023	333-269240
10.32#	Consulting Agreement dated January 24, 2023, between Mangoceuticals, Inc. and John Helfrich		S-1/A	10.32#	1/26/2023	333-269240
10.33#	Consulting Agreement dated January 24, 2023, between Mangoceuticals, Inc. and Justin Baker		S-1/A	10.33#	1/26/2023	333-269240
10.34#	Consulting Agreement dated January 24, 2023, between Mangoceuticals, Inc. and Maja Matthews		S-1/A	10.34#	1/26/2023	333-269240
10.35	Secured Installment Promissory Note dated November 18, 2022, between Mangoceuticals, Inc. and BPI Equipment, Inc.		S-1/A	10.35	2/21/2023	333-269240
10.36#	Employment Agreement dated and effective May 1, 2023, by and between Mangoceuticals, Inc. and Amanda Hammer		8-K	10.1	5/4/2023	001-41615
10.37#	Stock Option Agreement dated May 1, 2023 between Mangoceuticals, Inc. and Amanda Hammer (150,000 option shares)		8-K	10.2	5/4/2023	001-41615
10.38	Service Agreement dated September 1, 2023, by and between Mangoceuticals, Inc. and Greentree Financial Group, Inc.		8-K	10.1	9/8/2023	001-41615
10.39£	Master Services Agreement and Statement of Work dated September 1, 2022, and effective August 31, 2022, between Epiq Scripts, LLC and Mangoceuticals, Inc. (filed as Exhibit 10.4 to the Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission on January 13, 2023, and incorporated herein by reference)(File Number: 333-269240)		8-K	10.2	9/21/2023	001-41615
10.4	First Addendum to Master Services Agreement dated September 15, 2023, by and between Mangoceuticals, Inc. and Epiq Scripts, LLC		8-K	10.3	9/21/2023	001-41615
10.41#	Consulting Agreement dated and effective October 3, 2023, by and between Mangoceuticals, Inc. and Eugene M. Johnston		8-K	10.1	10/4/2023	001-41615
10.42#	Mangoceuticals, Inc., Policy for the Recovery of Erroneously Awarded Incentive-Based Compensation	X
14.1	Code of Business Conduct and Ethics		S-1	14.1	1/13/2023	333-269240

16.1	Letter from M&K CPAS, PLLC to the U.S. Securities and Exchange Commission dated January 26, 2023, from M&K CPAS, PLLC		S-1/A	16.1	1/26/2023	333-269240
31.1*	Certification of Principal Executive pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1**	Certification of Principal Executive Pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q included in the Exhibit 101 Inline XBRL Document Set	X

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

Mangoceuticals, Inc.

Date: October 27, 2023	By:	/s/ Jacob D. Cohen
Jacob D. Cohen
Chief Executive Officer
(Principal Executive Officer)

Mangoceuticals, Inc.

Date: October 27, 2023	By:	/s/ Eugene M. Johnston
Eugene M. Johnston
Chief Financial Officer
(Principal Financial and Accounting Officer)

