Form 10-K
period 2023-12-31
MANGOCEUTICALS, INC.
filed 2024-04-01
CIK 1938046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-41615

Mangoceuticals, Inc.
(Exact name of registrant as specified in its charter)

Texas	87-3841292
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15110 N. Dallas Parkway, Suite 600 Dallas, Texas	75248
(Address of principal offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 242-9619

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 Par Value Per Share	MGRX	The NASDAQ Stock Market LLC (The NASDAQ Capital Market)

Securities registered pursuant to section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

On June 30, 2023, the last day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $13,431,285, based upon the closing price of the registrant’s Common Stock on the Nasdaq Capital Market of $1.83 on June 30, 2023. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of April 1, 2024, the registrant had 23,619,500 shares of its Common Stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements, including within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of the Company’s control which could cause actual results to differ materially from the results expressed or implied in the forward-looking statements, including, but not limited to:

●	our ability to obtain additional funding, the terms of such funding, and dilution caused thereby;

●	the effect of pandemics on our operations, sales, and the market for our products;

●	our ability to build and maintain our brand;

●	cybersecurity, information systems and fraud risks and problems with our websites;

●	our ability to expand and grow our operations, and successfully market our products;

●	changes in, and our compliance with, rules and regulations affecting our operations, sales, and/or our products;

●	shipping, production or manufacturing delays;

●	our ability to increase sales;

●	regulations we are required to comply with in connection with our operations, manufacturing, labeling and shipping;

●	competition from existing competitors or new competitors or products that may emerge;

●	our dependency on third-parties to prescribe and compound our products;

●	our ability to establish or maintain relations and/or relationships with third-parties;

●	potential safety risks associated with our Mango ED and Mango GROW products, including the use of ingredients, combination of such ingredients and the dosages thereof;

●	the effects of changes in inflation and interest rates and economic downturns, including potential recessions, as well as macroeconomic, geopolitical, health and industry trends, pandemics, acts of war (including the ongoing Ukraine/Russian conflict and ongoing conflict in and around Israel) and other large-scale crises;

●	our ability to protect intellectual property rights;

●	our ability to adequately support future growth;

●	our ability to attract and retain key personnel to manage our business effectively; and

●	other risk factors included under “Risk Factors” below.

These statements are not guarantees of future performance or results. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include those set forth below under “Item 1A. Risk Factors”, below.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K. While we believe that such information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

You should read the matters described in “Item 1A. Risk Factors” and the other cautionary statements made in this Report, and incorporated by reference herein, as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

Glossary of Industry Terms

The following are abbreviations, acronyms and definitions of certain terms used in this document, which are commonly used in our industry:

“cGMP” means current good manufacturing practice regulations promulgated by the FDA under the authority of the FFDCA. These regulations, which have the force of law, require that manufacturers, processors, and packagers of drugs, medical devices, some food, and blood take proactive steps to ensure that their products are safe, pure, and effective.

“FFDCA” means the Federal Food, Drug and Cosmetic Act, which is a set of U.S. laws passed by Congress in 1938 giving authority to the FDA to oversee the safety of food, drugs, medical devices, and cosmetics.

“HIPAA” means the Health Insurance Portability and Accountability Act of 1996, which has the goal of making it easier for people to keep health insurance, protect the confidentiality and security of healthcare information and help the healthcare industry control administrative costs.

“HITECH” means the Health Information Technology for Economic and Clinical Health Act.

“IU” means International Unit, which is a unit of measurement for the effect, not mass of a substance; the variance is based on the biological activity or effect, for the purpose of easier comparison across similar forms of substances. IUs are used to measure the activity of many vitamins, hormones, enzymes, and drugs.

“Individually identifiable health information” is defined by HIPPA to mean information that is a subset of health information, including demographic information collected from an individual, and: (1) is created or received by a health care provider, health plan, employer, or health care clearinghouse; and (2) relates to the past, present, or future physical or mental health or condition of an individual; the provision of health care to an individual; or the past, present, or future payment for the provision of health care to an individual; and (a) that identifies the individual; or (b) with respect to which there is reasonable basis to believe the information can be used to identify the individual.

“Mg” means milligrams.

“NCPDP” means the National Council for Prescription Drug Programs, which is an American National Standards Institute accredited, standards development organization providing healthcare solutions.

“NPI” means National Provider Identifier, which is a Health Insurance Portability and Accountability Act (HIPAA) Administrative Simplification Standard. The NPI is a unique identification number for covered health care providers.

“PII” means personal identifiable information.

“TSBP” means The Texas State Board of Pharmacy, which is the state agency responsible for the licensing/registration of Texas pharmacists, pharmacy technicians, and pharmacies; for establishing regulations for pharmacy practice; and for disciplining licensees and registrants.

“URAC” means the Utilization Review Accreditation Commission, which is a review accreditation commission which offers health organizations an opportunity to have trained reviewers examine their operations and publicly ensure they are delivering care in a manner consistent with national standards.

PART I

Item 1. Business.

Introduction

The information included in this Report on Form 10-K should be read in conjunction with the consolidated financial statements and related notes in “Item 8. Financial Statements and Supplemental Data” of this Report.

Our logo and some of our trademarks and tradenames are used in this Report. This Report also includes trademarks, tradenames and service marks that are the property of others. Solely for convenience, trademarks, tradenames, and service marks referred to in this Report may appear without the ®, ™ and SM symbols. References to our trademarks, tradenames and service marks are not intended to indicate in any way that we will not assert to the fullest extent under applicable law our rights or the rights of the applicable licensors if any, nor that respective owners to other intellectual property rights will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend the use or display of other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

The market data and certain other statistical information used throughout this Report are based on independent industry publications, reports by market research firms or other independent sources that we believe to be reliable sources. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information; and we have not commissioned any of the market or survey data that is presented in this Report. We are responsible for all the disclosures contained in this Report, and we believe these industry publications and third-party research, surveys and studies are reliable. While we are not aware of any misstatements regarding any third-party information presented in this Report, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties, and are subject to change based on various factors, including those discussed under the section entitled “Item 1A. Risk Factors”. These and other factors could cause our future performance to differ materially from our assumptions and estimates. Some market and other data included herein, as well as the data of competitors as they relate to Mangoceuticals, Inc., is also based on our good faith estimates.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,”, “MangoRx” and “Mangoceuticals” in this Report refer specifically to Mangoceuticals, Inc., and its consolidated subsidiaries.

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and
●	“Securities Act” refers to the Securities Act of 1933, as amended.

All dollar amounts in this Report are in U.S. dollars unless otherwise stated.

Available Information

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC like us at https://www.sec.gov and can also be accessed free of charge on the “Investors” section of our website under the heading “SEC Filings”. Copies of documents filed by us with the SEC (including exhibits) are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report. Our website address is www.mangoceuticals.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 will be available through our website free of charge as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. The information on, or that may be accessed through, our website is not incorporated by reference into this Report and should not be considered a part of this Report.

Organizational History

We are a Texas corporation formed on October 7, 2021. Our address is 15110 N. Dallas Parkway, Suite 600, Dallas, Texas 75248. Our telephone number is (214) 242-9619. Our website is www.MangoRX.com.

On March 23, 2023, we consummated our initial public offering (the “IPO”) of 1,250,000 shares of common stock at a price to the public of $4.00 per share, pursuant to that certain Underwriting Agreement, dated March 20, 2023 (the “Underwriting Agreement”), between the Company and Boustead Securities, LLC, as representative (“Boustead”) of several underwriters named in the Underwriting Agreement. The Company received gross proceeds of approximately $5 million, before deducting underwriting discounts and commissions and estimated offering expenses payable by the Company upon the sale of the shares. In connection with the IPO, the Company also granted Boustead a 45-day option to purchase up to an additional 187,500 shares of its common stock, which expired unexercised.

At the same time, and as part of the same registration statement, but pursuant to a separate prospectus (the “Resale Prospectus”) the Company registered the sale of 4,765,000 shares of common stock, including 2,000,000 shares of common stock issuable upon the exercise of outstanding warrants to purchase shares of common stock with an exercise price of $1.00 per share, of which warrants to purchase 975,500 shares of common stock remain outstanding, and unexercised, as of the date of this Report.

As additional consideration in connection with the IPO, we granted Boustead, the representative of the underwriters named in the Underwriting Agreement for the IPO, warrants to purchase 87,500 shares of common stock with an exercise price of $5.00 per share, which are exercisable beginning six months after the effective date of the registration statement filed in connection with the IPO (March 20, 2023) and expire five years after such effectiveness date.

On December 15, 2023, we entered into another underwriting agreement (the “Underwriting Agreement”) with Boustead, as representative of the underwriters named on Schedule 1 thereto (the “Underwriters”), relating to a public offering of 4,000,000 shares of the Company’s common stock to the Underwriters at a purchase price to the public of $0.30 per share and also granted to the Underwriters a 45-day option to purchase up to 600,000 additional shares of its common stock, solely to cover over-allotments, if any, at the public offering price less the underwriting discounts (the “Follow On Offering”).

The Follow On Offering closed on December 19, 2023. As a result, the Company sold 4,000,000 shares of its common stock for total gross proceeds of $1.2 million.

The net proceeds to the Company from the Offering, after deducting the underwriting discounts and commissions and offering expenses, were approximately $1.0 million. The Company used the net proceeds from the Offering to finance the marketing and operational expenses associated with the planned marketing of its Mango ED and GROW hair growth products, to hire additional personnel to build organizational talent, to develop and maintain software, and for working capital and other general corporate purposes.

We and our directors, executive officers, and shareholders holding 5% or more of our outstanding common stock previously agreed, in connection with our IPO, subject to certain exceptions and without the approval of Boustead, not to offer, issue, sell, contract to sell, encumber, grant any option for the sale of or otherwise dispose of any of our securities until March 20, 2024, and any directors or officers who did not enter into a lock-up agreement in connection with our IPO entered into a lock-up agreement in connection with the Follow On Offering, agreeing to not to offer, issue, sell, contract to sell, encumber, grant any option for the sale of or otherwise dispose of any of our securities for a period of 90 days after December 14, 2023.

On December 19, 2023, pursuant to the Underwriting Agreement, the Company issued a common stock purchase warrant to Boustead for the purchase of 280,000 shares of common stock at an exercise price of $0.38, subject to adjustments. The warrant is exercisable at any time and from time to time, in whole or in part, until December 14, 2029, and may be exercised on a cashless basis.

On January 18, 2024, the Underwriters notified the Company that they were exercising their over-allotment option in full to purchase an additional 600,000 shares of common stock, which sale closed on January 22, 2024. The net proceeds to the Company from the sale of the 600,000 shares of common stock, after deducting underwriting discounts and expenses, was approximately $160,000. Inclusive of the full exercise of the over-allotment option, a total of 4,600,000 shares of common stock were issued and sold in the Offering.

On January 22, 2024, pursuant to the Underwriting Agreement, the Company also issued a common stock purchase warrant to Boustead for the purchase of 42,000 shares of common stock at an exercise price of $0.375, subject to adjustments. The warrant is exercisable at any time and from time to time, in whole or in part, until December 14, 2028, and may be exercised on a cashless basis.

Overview

We connect consumers to licensed healthcare professionals through our website at www.MangoRX.com, for the provision of care via telehealth on our customer portal. We also provide access for customers to a licensed pharmacy for online fulfillment and distribution of certain medications that may be prescribed as part of telehealth consultations, including our Mango ED and Mango GROW products.

We have identified men’s wellness telemedicine services and products as a growing sector in recent years and especially related to the areas of erectile dysfunction (“ED”) and hair growth products.

Mango ED

We have developed, and are commercially marketing and selling, a new brand of ED product under the brand name “Mango.” This product is produced at a compounding pharmacy and is available to patients on the determination of a prescribing physician that the compounded drug is necessary for the individual patient. This product currently includes the following three ingredients: either Tadalafil (the active ingredient in Cialis) or Sildenafil (the active ingredient in Viagra) and Oxytocin, all of which are used in FDA approved drugs, as well as L-Arginine, an amino acid that is available as a dietary supplement. However, the fact that Tadalafil and Oxytocin are used in FDA approved drugs, and L-arginine is available as a dietary supplement, does not mean that these ingredients will prove safe when combined into a single formulation to treat ED. We currently offer two dosage levels of our Mango ED product and anticipate doctors prescribing a dosage based on the needs and medical history of the patient. Our Mango ED product currently includes the following amounts of the three ingredients: (1) either Sildenafil (50 milligrams (mg)) or Tadalafil (10 (mg)), Oxytocin (100 International units (IU)) and L-Arginine (50mg); and (2) either Sildenafil (100 milligrams (mg)) or Tadalafil (20mg), Oxytocin (100IU) and L-Arginine (50mg). Our Mango ED product has not been, and will not be, approved by the U.S. Food and Drug Administration (“FDA”) and instead we produce and sell our products, including our Mango ED product, under an exemption provided by Section 503A of the Federal Food, Drug and Cosmetic Act (“FFDCA Act”), as discussed below. Additionally, because our Mango ED product is being specially compounded for the customer by a pharmacist with a physician’s prescription and because the ingredients for our Mango ED product are publicly disclosed, this product formula can be replicated by other companies.

We are not aware of any clinical studies involving (i) administration of Tadalafil or Sildenafil sublingually at the doses we provide patients, or (ii) compounding of Tadalafil or Sildenafil, Oxytocin, and L-arginine to treat ED, similar to our Mango ED products. We are, however, aware of other companies that are currently selling oral disintegrating tablets for ED, including those using a combination of Tadalafil (the active ingredient in Cialis) and Sildenafil (the active ingredient in Viagra). We believe that the potential safety risks associated with our Mango ED products are comparable to the safety risks associated with oral formulations of Tadalafil and Sildenafil approved by the FDA for the treatment of ED. We do not expect significant safety risks associated with L-arginine, as the FDA has recognized in its regulations that L-arginine may be safely added as a nutrient to foods. Clinical studies of intranasal Oxytocin have also found that Oxytocin is generally safe and well-tolerated. Notwithstanding the above, because our ED product has not been, and will not be, approved by the FDA, our product has not had the benefit of the FDA’s clinical trial protocol which seeks to prevent the possibility of serious patient injury and death. If this were to occur, we could be subject to litigation and governmental action, which could result in costly litigation, significant fines, judgments or penalties.

Launch of Mango Hair Growth Product - ‘GROW’ by MangoRx

We have developed, since November 16, 2022 are marketing, and selling, a new brand of hair growth product under the brand name ‘GROW’ by MangoRx (“Mango GROW”). This product is produced at our related party compounding pharmacy and is available to patients on the determination of a prescribing physician that the compounded drug is necessary for the individual patient. Mango GROW currently includes the following four ingredients – (1) Minoxidil (the active ingredient in Rogaine®) and (2) Finasteride (the active ingredient in Propecia), each of which is used in FDA approved drugs, as well as (3) Vitamin D3 and (4) Biotin, which are available as dietary supplements. However, the fact that Minoxidil and Finasteride are used in FDA approved drugs, and that Vitamin D3 and Biotin, are available as a dietary supplement, does not mean that these ingredients will prove safe when combined into a single formulation to attempt to treat hair growth. Mango GROW is encapsulated in convenient chewable, mint-flavored RDT’s.

We currently offer one dosage level of our Mango GROW product and anticipate doctors prescribing Mango GROW based on the needs and medical history of the patient. Our Mango GROW product currently includes the following amounts of the four ingredients discussed above: (1) Minoxidil (2.5mg), (2) Finasteride (1mg), (3) Vitamin D3 (2000IU), and (4) Biotin (1mg). Our Mango GROW product has not been, and will not be, approved by the FDA and instead we produce and sell our Mango GROW product and plan to produce and sell future pharmaceutical products, under an exemption provided by Section 503A of the FFDCA.

We are not aware of any clinical studies involving the administration of Minoxidil and Finasteride sublingually at the dose we provide patients, or the compounding of Minoxidil, Finasteride, Vitamin D3, and Biotin, to treat hair growth, as is contemplated by our Mango GROW product. We are, however, aware of other companies that are currently selling oral tablets for hair growth, including those using a combination of Minoxidil and Finasteride. Additionally, because our Mango GROW product is being specially compounded for the customer by a pharmacist with a physician’s prescription and because the ingredients for our Mango GROW product are publicly disclosed, this product formula can be replicated by other companies.

Additional Information Regarding Mango ED and Mango GROW

Because our Mango ED and Mango GROW products have not been, and will not be, approved by the FDA, our products have not had the benefit of the FDA’s clinical trial protocol which seeks to prevent the possibility of serious patient injury and death. If this were to occur, we could be subject to litigation and governmental action, which could result in costly litigation, significant fines, judgments or penalties.

We currently anticipate using funding we may raise in the near term to finance marketing and general operational expenses associated with the sale of our Mango ED and Mango GROW products. We launched our website in mid-November 2022. To date, we have sold only a small amount of products and generated only minimal revenues.

Mango ED and Mango GROW have been formulated as rapid dissolving tablets (RDT) using a sublingual (applied under the tongue) delivery system to bypass the stomach and liver. It is a generally established principle that sublingual drug absorption through the oral mucosa is generally faster than drug absorption through the gastrointestinal tract. This is because sublingual drugs that are absorbed through the oral mucosa directly enter the systemic circulation, bypassing the gastrointestinal tract and first-pass metabolism in the liver (see H. Zhang et al., Oral mucosal drug delivery: clinical pharmacokinetics and therapeutic applications, 41 Clin Pharmacokinet 661, 662 (2002). Though the active ingredients that comprise our Mango ED product are meant to treat ED – an issue that according to a 2018 study published in The Journal of Sexual Medicine has been estimated to affect over one-third of today’s men’s population (with prevalence increasing with age) – we are also aiming to brand ourselves as a lifestyle company marketed to men seeking enhanced sexual vitality, performance, and overall mood and confidence, together with our Mango GROW product.

Our Mango products are sold exclusively online via our website at www.MangoRX.com.

Our Contracted Telehealth Provider

In many states, including Texas where our principal business office is located, the corporate practice of medicine doctrine prohibits corporations from practicing medicine and from employing physicians to provide professional medical services. Many states that recognize this doctrine also prohibit physicians from agreeing to share the fees they receive for professional services with unlicensed entities or individuals, a practice that is commonly known as “fee splitting.” The requirements for compliance with any applicable corporate practice of medicine and fee splitting restrictions vary among the states. In Texas, for example, there is no statute that expressly prohibits fee splitting, but the corporate practice of medicine doctrine has been interpreted to prohibit physicians from ceding control over their fee structures to corporate entities or giving a substantial portion of the fees received to corporate entities.

In order to comply with corporate practice of medicine and fee splitting restrictions, we do not employ or directly contract with individual physicians or physician groups, nor do we control their medical decision-making or charges. Rather, on August 1, 2022, we entered into a Physician Services Agreement (the “Physicians Agreement”) with BrighterMD, LLC doing business as Doctegrity (“Doctegrity”), as discussed in further detail below, which has agreed to make available to us, healthcare professionals, to allow them to provide clinical services directly to our future customers via telehealth. We have integrated these healthcare professionals to allow for telehealth consultations and related services on our Mangoceuticals platform which has been developed and is complete. This platform is the backbone of our business as it connects consumers with both the medical provider and the pharmacy for fulfillment. It is also the system that we will use to create marketing funnels for outgoing marketing, customer management and support, and analytics for future sales.

Through our Physician Services Agreement with Doctegrity (as defined below), the healthcare professionals are responsible for the practice of medicine and control of the clinical decision-making.

Our Related Party Pharmacy

As discussed in greater detail below under “—Material Agreements—Master Services Agreement with Epiq Scripts” and “—First Amendment to MSA,” we have entered into an exclusive Master Services Agreement and statement of work with Epiq Scripts, LLC (“Epiq Scripts”), for its specialty compounding and packaging capabilities, fulfillment, and distribution of certain prescription products available through our platform. These prescription products include our Mango ED and Mango GROW products. Epiq Scripts is a related party because it was 51%-owned by American International Holdings Corp (“American International”) at the time of our entry into the Master Services Agreement and is currently 51% owned by Mr. Jacob D. Cohen, our Chairman and Chief Executive Officer. Mr. Cohen, our Chairman and Chief Executive Officer, also served as the Chief Executive Officer and a director of, and had voting control over, American International at the time of the entry into the Master Services Agreement. Our company was previously wholly-owned by American International until April 16, 2022, when control of our company was sold to Cohen Enterprises, which is owned by Mr. Cohen. Epiq Scripts is a relatively newly formed entity, having been formed in January 2022, and only began compounding drugs for patients in November 2022. On February 15, 2023, the 51% of Epiq Scripts then owned by American International was transferred to Mr. Cohen as part of an exchange transaction, whereby Mr. Cohen agreed to cancel his preferred stock of American International, which provided him voting control over American International, in exchange for among other assets, American International’s ownership of Epiq Scripts. As a result, Epiq Scripts is currently 51% owned by Mr. Cohen, our Chairman and Chief Executive Officer. Additionally, Mr. Cohen has served as the co-Manager of Epiq Scripts since January 2022.

Epiq Scripts is currently fully licensed with the Texas State Board of Pharmacy (“TSBP”) and further has State Board of Pharmacy (or its equivalent) licenses from the District of Columbia and 47 other states: Alaska, Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Dakota, Tennessee, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin, and Wyoming, with the intent of obtaining the remaining 3 state licenses by the end of 1st quarter of 2024. Epiq Scripts has obtained its National Provider Identifier (“NPI”) number and is now a member of the National Council for Prescription Drug Programs (“NCPDP”), a standards development organization. Additionally, Epiq Scripts has applied for the highest level of accreditation with the Utilization Review Accreditation Commission (“URAC”), a Washington DC-based healthcare accrediting organization that establishes quality standards for the entire healthcare industry. Until Epiq Scripts receives licenses in the other three states, we are limited to selling our Mango ED and Mango GROW products in only the states in which Epiq Scripts holds licenses. Although Epiq Scripts is physically located in Texas, it can ship products to customers in each state in which it holds licenses.

As a result of the above, Epiq Scripts can currently only provide services to the Company in the District of Columbia and those 47 states described above and the Company will be unable to sell its products to any customers in any states other than those listed above, until Epiq Scripts is able to obtain licenses in other states and will thereafter be limited to selling products to customers only in the states in which Epiq Scripts holds licenses.

Our Customer Portal

Our customer platform connects consumers to licensed healthcare professionals through our website at www.MangoRX.com, for the provision of care via telehealth and also provides access for customers to a licensed pharmacy for online fulfillment and distribution of certain medications that may be prescribed as part of telehealth consultations. Additional features to this backend technology solution allow for the creation and management of customer accounts whereby customers have the ability to login, view and make changes to their respective accounts. These changes include, but are not limited to, reviewing order history, tracking order shipments, requesting and ordering product refills and making other profile changes such as shipping address and payment changes. Our portal is not unique to the industry and is not anticipated to be difficult or costly to replicate or replace.

The backend technology solution also houses and manages all customer data allowing the Company with additional key functionality, including but not limited to, providing customer service and support and data analytics for various marketing initiatives and reporting functions.

We do not anticipate selling any third-party products via our portal.

Our Growth Strategy

Utilize a variety of marketing channels using data analytics to attract customers

We currently market and advertise our Mango ED and Mango GROW products on a variety of advertising mediums including, but not limited to, social media, online search websites, podcasts, television, radio, out-of-home, and other media channels, in compliance with applicable FDA rules and requirements. However, due to such rules and requirements, we are extremely limited in the content of the claims and promotional statements that we are able to make regarding our products under applicable FDA regulations. We believe advertising in a diversified set of media channels is important to prevent overreliance on any single channel and to maximize the exposure of our brand to our desired customers. We also intend to reach customers through our own social media accounts, press coverage and public relations, internally developed educational and lifestyle content, and through engagement of social media influencers, hired and paid celebrities and talent, and physical brand advertising campaigns, in each case funding permitting, and in each case subject to applicable rules and regulations, which are expected to significantly limit the content of such marketing materials. We believe that this overall strategy will drive significant customer traffic to our platform, including direct type-in traffic and organic online search traffic.

We also intend to utilize a marketing strategy focused on analytics and data. We are designing our internal systems to measure consumer behavior, including which types of consumers generate more revenue in their first purchase, generate more revenue over time, generate more gross profit from their purchases, and which types of consumers are most valuable over their lifetime. We also plan on measuring the effectiveness of our marketing budgets and the rate of return we generate from our marketing campaigns. We have retained and plan on using an outside marketing and advertising firm to assist management in identifying marketing and advertising campaigns, media purchases and mediums, and seeking to drive a sufficient rate of return from our marketing and advertising budgets.

Invest in our telemedicine platform to enable sales throughout the United States

We utilize both a synchronous and asynchronous approach through our telemedicine platform, connecting customers through our platform and contracted physicians and pharmacy. An asynchronous visit allows a physician to verify the patient’s identity, demographics and collect the medical history online without needing to physically see or speak to the patient. A synchronous visit requires the doctor to either speak directly to the patient and/or see the patient either via video conference or in person. As discussed above, we initially are focusing our sales in the District of Columbia and 47 states where our related party pharmacy is licensed, with the goal of eventually undertaking sales across all 50 states, pending licensing approvals of our related party pharmacy.

Provide subscription plans for recurring revenue and introduction of new products

We provide our customers with an option to purchase our Mango ED and Mango GROW products on a subscription basis. Subscription plans provide an easy and convenient way for customers to get ongoing treatment while simultaneously providing the Company with predictability through a recurring revenue stream.

For subscription plans, customers are able to select a desired timeframe in which to receive products, which range from once every month to once every six months. The customer will then be billed on a recurring basis based on the selected timeframe and specified quantity of product, which is shipped after each billing from our contracted pharmacy (Epiq Scripts). Customers are able to cancel subscriptions in between billing periods to stop receiving additional products and reactivate subscriptions. Our integrated technology platform serves customers from customer discovery, through the purchase of products on our website, to connecting customers with medical providers for telehealth consultations (through our contracted physician network), to the fulfillment and delivery of orders (through our contracted pharmacy), and finally through ongoing management by medical providers (also through our contracted physician network). We believe our platform provides us cost advantages and efficiencies to offer customers affordable prices and generate increased revenues over time.

In addition to our Mango ED and Mango GROW products, we intend to launch new products over time and offer additional subscription-based offerings which we hope will result in growth in revenue through recurring revenue streams.

Recent Events

Marketing Agreement

On December 10, 2023, the Company entered into a Marketing Agreement with Marius Pharmaceuticals, LLC (“Marius”) allowing the Company the use of the trademark “Kyzatrex®” oral testosterone undecanoate softgel capsules, for the purposes of branding, packaging, marketing, and selling Kyzatrex® on the Company’s website, and to be sold via its telehealth platform at www.MangoRx.com. Pursuant to the Marketing Agreement, Marius granted the Company a non-exclusive, non-transferable, royalty-free license to use the Marius Marks in the United States, for the purpose discussed above.

The Marius Agreement contains customary confidentiality and indemnification provisions and has an initial term of two years, automatically renewable thereafter for successive one year terms unless otherwise terminated (a) by Marius if the Company does not have at least 2,500 monthly customers of “Kyzatrex®” oral testosterone undecanoate softgel capsules at least 30 days prior to the end of the initial term, (b) by either party for cause in connection with a material breach that has not been cured within 30 business days of written notice thereof provided by the non-breaching party to the breaching party, or (c) by Marius in its sole discretion without cause by providing at least 60 days’ prior written notice to the Company. Marius may also terminate the agreement with written notice to the Company if the Company has not met at least 30% of the Minimum Subscribers within six months of the product launch date on the Company’s website, which commenced on or around February 29, 2024.

Within 30 days of the date the Marius Agreement is terminated (or on the date of termination, which cannot occur earlier than 60 days after notice of termination is provided, if Marius terminates the Marius Agreement for convenience), we are required to stop and cease all use of the Marius Marks and are required to remove all references to the Marius Marks from our advertising/promotional materials, and signage.

During the term of the Marius Agreement and for a period of 12 months thereafter, we agreed to not create, publish or broadcast any advertisement or otherwise promote or market any other product containing testosterone undecanoate.

Pursuant to the Marius Agreement, and in consideration of the license granted thereunder, the Company issued Marius 100,000 shares of the Company’s restricted common stock (the “Marius Shares”) which are fully earned upon entry into the agreement. The Marius Shares were valued at $0.68 per share for a total of $68,000.

Nasdaq Non-Compliance

As a condition to consummating our IPO, we were required to list our common stock on Nasdaq and in March 2023, our common stock was approved for listing on Nasdaq under the symbol “MGRX”. Notwithstanding such listing, there is no guarantee that we will be able to maintain our listing on NASDAQ for any period of time. Among the conditions required for continued listing on Nasdaq, NASDAQ requires us to maintain at least $2.5 million in stockholders’ equity, $35 million in market value of listed securities, or $500,000 in net income over the prior two years or two of the prior three years, to have a majority of independent directors (subject to certain “controlled company” exemptions, which we do not currently meet), to comply with certain audit committee requirements, and to maintain a stock price over $1.00 per share. Our stockholders’ equity is currently not above NASDAQ’s $2.5 million minimum, as discussed below, we may not generate over $500,000 of yearly net income moving forward, we may not maintain $35 million in market value of listed securities, we may not be able to maintain independent directors (to the extent required), and as discussed below, we do not currently have a stock price over $1.00 per share. Nasdaq’s determination that we fail to meet the continued listing standards of NASDAQ may result in our securities being delisted from Nasdaq.

On October 30, 2023, we received written notice from the Listing Qualifications Department of Nasdaq notifying us that we were not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on Nasdaq. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of thirty (30) consecutive business days. Based on the closing bid price of our common stock for the thirty (30) consecutive business days from September 15, 2023 to October 27, 2023, we no longer meet the minimum bid price requirement.

The letter did not impact the listing of our common stock on Nasdaq. Instead, the letter stated that we have 180 calendar days or until April 29, 2024, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the bid price of our common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. If we do not regain compliance by April 29, 2024, an additional 180 days may be granted to regain compliance, so long as we meet Nasdaq’s initial listing criteria (except for the bid price requirement)(which we do not currently meet, as we do not have stockholders’ equity of at least $5 million) and notify Nasdaq in writing of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If we do not qualify for the second compliance period or fail to regain compliance during the second 180-day period, our common stock will be subject to delisting, at which point we would have an opportunity to appeal the delisting determination to a Hearings Panel.

At a special meeting of stockholders held on March 25, 2024, the stockholders approved  an amendment to the Company’s Second Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of the Company’s issued and outstanding shares of our common stock, par value $0.0001 per share, by a ratio of between one-for-two to one-for-fifty inclusive, with the exact ratio to be set at a whole number to be determined by the Company’s Board of Directors or a duly authorized committee thereof in its discretion, at any time after approval of the amendment and prior to March 25, 2025. No formal determination has been made by the Board of Directors of the Company regarding the reverse stock split ratio, whether or not to move forward with a reverse stock split, or the timing thereof.

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules.

Separately, on November 3, 2023, we received a letter from the Listing Qualifications Department of Nasdaq notifying us that our stockholders’ equity as reported in our Quarterly Report on Form 10-Q for the period ending September 30, 2023 (the “Form 10-Q”), did not meet the minimum stockholders’ equity requirement for continued listing on Nasdaq. Nasdaq Listing Rule 5550(b)(1) (the “Rule”) requires companies listed on Nasdaq to maintain stockholders’ equity of at least $2,500,000. In our Form 10-Q, we reported stockholders’ equity of $1,354,821, which is below the minimum stockholders’ equity required for continued listing pursuant to Nasdaq Listing Rule 5550(b)(1). Additionally, we do not meet the alternative Nasdaq continued listing standards under Nasdaq Listing Rules.

This notice of noncompliance had had no immediate impact on the continued listing or trading of our common stock on Nasdaq, which continues to be listed and traded on Nasdaq, subject to our compliance with the other continued listing requirements. Nasdaq provided the Company until December 18, 2023 to submit to Nasdaq a plan to regain compliance. We submitted the plan to regain compliance in a timely manner, and on January 24, 2024, Nasdaq advised the Company that it has determined to grant the Company an extension to regain compliance with the Rule.

The terms of the extension are as follows: on or before April 29, 2024, the Company must complete certain transactions described in greater detail in the compliance plan, contemplated to result in the Company increasing its stockholders’ equity to more than $2.5 million, and opt for one of the two following alternatives to evidence compliance with the Rule: Alternative 1: The Company must furnish to the SEC and Nasdaq a publicly available report (e.g., a Form 8-K) including: 1. A disclosure of Staff’s deficiency letter and the specific deficiency(ies) cited; 2. A description of the completed transaction or event that enabled the Company to satisfy the stockholders’ equity requirement for continued listing; and 3. An affirmative statement that, as of the date of the report, the Company believes it has regained compliance with the stockholders’ equity requirement based upon the specific transaction or event referenced in Step 2; or Alternative 2: The Company must furnish to the SEC and Nasdaq a publicly available report including: 1. Steps 1 & 2 set forth above; 2. A balance sheet no older than 60 days with pro forma adjustments for any significant transactions or event occurring on or before the report date; and 3. that the Company believes it satisfies the stockholders’ equity requirement as of the report date. The pro forma balance sheet must evidence compliance with the stockholders’ equity requirement.

Additionally, in either case the Company is required to disclose that Nasdaq will continue to monitor the Company’s ongoing compliance with the stockholders’ equity requirement and, if at the time of its next periodic report the Company does not evidence compliance, that it may be subject to delisting.

Regardless of which alternative the Company chooses, if the Company fails to evidence compliance upon filing its next periodic report with the SEC following the end of such compliance period, the Company may be subject to delisting. In the event the Company does not satisfy these terms, Nasdaq will provide written notification that its securities will be delisted. At that time, the Company may appeal Nasdaq’s determination to a Hearings Panel.

The Company is currently evaluating various courses of action to regain compliance and is hopeful that it can regain compliance with Nasdaq’s minimum stockholders’ equity standard within the compliance period. However, there can be no assurance that the Company will be able to complete the transactions contemplated in the compliance plan, which the Company expects will allow it to regain compliance with the Rule, or that such transactions will result in the Company regaining compliance with the rules, within the compliance period granted by Nasdaq, if at all.

Even if we demonstrate compliance with the requirements of Nasdaq as discussed above, we will have to continue to meet other objective and subjective listing requirements to continue to be listed on Nasdaq. Delisting from Nasdaq could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without a Nasdaq listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult, and the trading volume and liquidity of our stock could decline. Delisting from Nasdaq could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB Market or the OTC Pink market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. In the event our common stock is delisted from Nasdaq, we may not be able to list our common stock on another national securities exchange or obtain quotation on an over-the counter quotation system.

A delisting of our common stock from the Nasdaq could adversely affect our business, financial condition and results of operations and our ability to attract new investors, reduce the price at which our common stock trades, decrease, investors’ ability to make transactions in our common stock, decrease the liquidity of our outstanding shares, increase the transaction costs inherent in trading such shares, and reduce our flexibility to raise additional capital without overall negative effects for our stockholders.

Market Overview

The Market for ED Products

According to a January 2022 report published by Verified Market Research, the Global Erectile Dysfunction Drugs Market size was valued at $3.63 billion in 2020, mainly due to the increase in patient awareness and the early adoption of sedentary lifestyle. Verified Market Research also projects that the total Global Dysfunction Drugs Market size will contract to $2.95 billion in 2028. The expected reason for this contraction is poor patient compliance with erectile dysfunction drugs and the future availability of cost-effective imitation medicines, as well as side effects of ED drugs. We do not anticipate our Mango ED drug suffering from these limitations, as we believe our product is easy to use and that we have priced our product competitively. Separately, Grand View Research, in a July 2022 report, projects that the U.S. market (where we are initially marketing our ED product) for erectile dysfunction drugs estimated at approximately $1.1 billion as of 2021, will increase at a 7.4% compound annual growth rate though 2030.

It is also estimated that nearly 3-in-5 men in the US have suffered from erectile dysfunction, according to a survey reported in February 2022, by LetsGetChecked, a leading at-home health screening and insights company (based on research carried out by Opinium Research among 2,006 men in the USA, 1,178 of whom had previously experienced erectile dysfunction, from February 7-10, 2020). According to that study, age isn’t that big a factor either, with 56% of men 18 to 34 years old being affected, compared to 63% of those over the age of 55. The study also determined that most men blame psychological factors for ED – with 41% blaming stress, 34% blaming having “too much on their mind,” and 31% believing it is performance anxiety.

The Market for Mango GROW

According to the website of the American Hair Loss Association, (a) two-thirds of American men will experience some degree of hair loss by the age of 35, (b) by age 50, around 85 percent of men have significantly thinning hair; and (c) for around 25% of men, the start of male pattern baldness can begin before the age of 21. Additionally, and contrary to societal belief, we believe that most men who suffer from male pattern baldness are unhappy with their situation and would take steps to change that. In our experience, hair loss affects every aspect of the hair loss sufferer’s life including interpersonal relationships as well as the professional lives of those suffering.

According to a May 2022 market study entitled, “Hair Loss Prevention Products Market Forecast to 2028 – COVID-19 Impact and Global Analysis – by Product Type (Shampoos and Conditioners, Oils, Serums, and Others), Category (Natural & Organic, and Conventional), End User (Men, Women, and Unisex), and Distribution Channel (Supermarkets and Hypermarkets, Convenience Stores, Online Retail, and Others)”, by The Insight Partners, the hair loss prevention products market size was valued at $23.6 billion in 2021 and is projected to reach $31.5 billion by 2028, growing at a projected compound annual growth rate of 4.2% from 2021 to 2028.

Mordor Intelligence LLP believes that the major factors driving the hair loss prevention market are changing lifestyle patterns, adoption of a hectic schedule that increases stress levels, which in turn results in frequent hair loss at an earlier stage among the young population, growing disposable income, and increased emphasis on appearances.

Competition and Competitive Advantages

We mainly compete with other companies offering men’s wellness products, including Hims & Hers Health, Inc. and Roman, and with our Mango ED products, we compete against much larger pharmaceutical companies who offer ED branded drugs like Viagra (Pfizer) and Cialis (marketed by Lilly ICOS LLC, a joint venture between Eli Lilly and Company and ICOS Corporation) and their generic forms. With our Mango GROW product, we compete against the much larger pharmaceutical company Merck & Co., which offers the branded hair loss product Propecia, and Johnson & Johnson, the owner of Rogaine® – a branded form of Minoxidil. These companies have much greater resources than we do and well-known brand names.

Our future men’s wellness products will also likely need to compete against other traditional healthcare providers, pharmacies, and large retailers that sell non-prescription products.

Furthermore, we compete with other companies, which have greater resources and a greater advertising budget, and which are also selling ED related products with either or both Tadalafil and Sildenafil (or similar products), in an oral disintegrating tablet and who are selling compounded Minoxidil and Finasteride in both topical form (e.g., gels, foams, liquid solutions) and in oral capsule, tablet or pill form. For example, we are aware of other companies that are currently selling oral disintegrating tablets for ED, including those using a combination of Tadalafil and Sildenafil (the active ingredient in Viagra). However, we are not aware of any companies that are selling a compound consisting of Minoxidil and Finasteride in an oral disintegrating tablet form.

We compete against these competitors based on our branding, advertising, unique compounding, and product delivery system (i.e., our Mango ED and Mango GROW products have been designed to be taken sublingually, rather than in pill form).

Relative to other online direct to consumer telemedicine companies that are selling both generic ED medication and generic hair loss medications, we believe we have priced both our Mango ED products and Mango GROW product at a premium, due to the cost of compounding the product and the use of multiple ingredients. We are currently aware of a handful of other direct to consumer companies that are also selling compounded hair loss and ED medications and who are selling their products at a higher price than Mango’s current price. When comparing the current market for various pharmaceutical related hair loss and ED products, we have attempted to position our pricing to be slightly above average as we anticipate marketing our Mango ED and Mango GROW products to a demographic that we expect will pay a premium for what we believe to be a premium product relative to the competition for the treatment of hair loss and erectile dysfunction.

Regulatory Environment

We currently produce and sell our Mango ED and Mango GROW products, and plan to produce and sell future pharmaceutical products, under an exemption provided by Section 503A of the FFDCA Act. Section 503A describes the conditions under which compounded human drug products are exempt from the FFDCA Act sections on FDA approval, prior to marketing, current good manufacturing practice (“cGMP”) requirements and labeling with adequate directions for use. One of these conditions is that the drugs must be compounded based on the receipt of valid patient-specific prescriptions; another condition limits “copying” of FDA-approved products, which restricts compounding drugs that have the same active ingredients and route of administration as ingredients that are used in other FDA approved drugs which are commercially available. The FDA also prohibits any marketing or promotional statements that are “false or misleading in any particular,” including making any unsupported superiority claims against other products or the failure to disclose a material fact.

Notwithstanding the above, under relevant FDA guidance, the FDA generally does not consider a compounded drug to be “essentially a copy” of a commercially available drug if the compounded drug has a different route of administration as compared with the approved alternative, and our Mango ED and Mango GROW products are for a different route of administration (e.g., sublingual). In addition, the FDA does not consider a compounded drug to be “essentially a copy” of a commercially available drug if the approved product cannot be used for the prescribed route of administration, which is available in the compounded version (which we believe it cannot, as discussed below). Finally, we do not expect that we will be deemed to have engaged in such “copying”, because our Mango ED and Mango GROW products are based on a prescriber’s determination for each patient that the change associated with the compounded product (our Mango ED and Mango GROW products) produces for the patient a significant difference as compared with the commercially available drug product. Under relevant FDA guidance, the FDA does not consider a compounded drug “essentially a copy” if a prescriber determines that there is a change, made for an identified individual patient, which produces for that patient a significant difference from the commercially available product.

Under Section 503A of the FFDCA Act, it is the prescribing practitioner who determines if a compounded drug is necessary for the identified patient and whether the change associated with the compounded product produces for the patient a significant difference as compared with the commercially available drug product. FDA’s guidance states that FDA generally does not intend to question prescriber determinations that are appropriately documented. Our Mango ED and Mango GROW compounded products have been formulated as a Rapid Dissolve Tablet using a sublingual (applied under the tongue) delivery system to bypass the stomach and liver. We believe this offers a significant difference based on the fact that the approved versions are not available in the same route of administration (i.e., sublingual). A sublingual formulation may be able to meet the clinical needs of a particular patient who desires a more rapid onset of action compared to an FDA-approved oral formulation. In addition, because the prevalence of ED generally increases with age, older patients who may have difficulty swallowing an FDA-approved oral formulation may benefit from a sublingual formulation that dissolves under the tongue.

Compounded drugs, like our Mango ED and Mango GROW products, are not FDA-approved. This means that the FDA does not verify the safety or effectiveness of such drugs. Instead, consumers rely on the determination of a prescribing physician that the compounded drug is necessary for the individual patient. Compounded drugs also lack an FDA finding of manufacturing quality before such drugs are marketed.

The FDA has the authority to impose significant restrictions on products through regulations on advertising, promotional and distribution activities. In particular, the FDA will object to any promotional activity (including through testimonials and surrogates) that is “false or misleading in any particular,” including the failure to disclose material facts. For example, the FDA will expect adequate substantiation for an efficacy claim, which would require substantial evidence derived from adequate and well-controlled clinical trials. We believe we can conduct truthful and non-misleading promotional activities, including activities involving the use of testimonials and surrogates, with limited claims that do not require substantial evidence derived from adequate and well-controlled clinical trials and which do not include efficacy claims.

We are also aware of data in the scientific literature supporting how the proposed combination of the compounds which make up our Mango ED products (i.e., Tadalafil or Sildenafil, Oxytocin, and L-arginine) might be expected to perform in ED patients. Previous clinical studies (none of which we have paid for or undertaken ourselves) have suggested that either Sildenafil Tadalafil and L-arginine in combination for treatment of ED may be more effective than either compound alone (see L. Gallo et al., The Daily Therapy With L-Arginine 2,500 mg and Tadalafil 5 mg in Combination and in Monotherapy for the Treatment of Erectile Dysfunction: A Prospective, Randomized Multicentre Study, 8 Sex Med 178, 184 (June 2020) – finding that in general, combination therapy with Tadalafil and L-Arginine was superior to monotherapies for the treatment of ED; and M. Abu El-Hamd & E. Mohammed Hegazy, Comparison of the clinical efficacy of daily use of L-arginine, tadalafil and combined L-arginine with tadalafil in the treatment of elderly patients with erectile dysfunction, 52 Andrologia e13640, 3 (Aug. 2020) (“Hamd and Hegazy”) – finding that the combined daily use of L-arginine with Tadalafil therapy for elderly male patients with ED could significantly increase Sexual Health Inventory for Men (SHIM) scores and levels of total testosterone in comparison to L-arginine, or Tadalafil alone)—This is because L-arginine may increase nitric oxide, that in turn may increase cyclic guanosine monophosphate, which has relaxation and vasodilation (dilatation of blood vessels) effects on smooth muscle to assist in the treatment of ED (see Hamd and Hegazy paper). Furthermore, Oxytocin is a neurotransmitter linked to increased levels of social interaction, well-being, and anti-stress effects and clinical studies suggest administration of Oxytocin may stimulate certain aspects of social interaction, and may cause anti-anxiety and anti-stress effects (see Hamd and Hegazy paper).

Furthermore, we are aware of data in the scientific literature supporting the efficacy of Minoxidil as an oral treatment (as discussed below), as opposed to topical treatments that have been more traditionally used and marketed for hair growth to date. Topical Minoxidil and oral Finasteride are current the standard first-line treatments for androgenetic alopecia (AGA)(male pattern baldness). Minoxidil in an oral formulation has been previously used for the treatment of severe and uncontrolled hypertension at a dose of 10–40 mg. Unintentionally, the early trials of oral minoxidil as an antihypertensive drug documented side effects such as hypertrichosis (excessive hair growth anywhere on the body) and hirsutism (excess hair most often noticeable around the mouth and chin) with chronic use. A study conducted by Ratchathorn Panchaprateep & Suparuj Lueangarun, and published in the September 24, 2020 edition of Dermatology and Therapy, found that oral minoxidil at a dose of 5 mg taken once daily, significantly increased hair growth in men with AGA after 12 and 24 weeks of treatment (Panchaprateep, R., Lueangarun, S. Efficacy and Safety of Oral Minoxidil 5 mg Once Daily in the Treatment of Male Patients with Androgenetic Alopecia: An Open-Label and Global Photographic Assessment. Dermatol Ther (Heidelb) 10, 1345–1357 (2020)).

Separately, Finasteride taken orally in the amount of 1 mg per day has shown to promote scalp hair growth and prevent further hair loss in a significant proportion of men with male pattern hair loss (McClellan, K.J., Markham, A. Finasteride. Drugs 57, 111–126 (1999).

Neither we, nor our representatives have had any conversations with the FDA staff regarding whether our Mango ED and Mango GROW products can be sold pursuant to Section 503A of the FFDCA Act and future conversations with the FDA may result in the FDA staff raising issues with such sales pursuant to Section 503A of the FFDCA, requiring certain pre-requisites or changes to our current business plan, which may be costly or time consuming, and/or may result in us being prohibited from selling our Mango ED and Mango GROW products pursuant to Section 503A of the FFDCA Act.

Government Regulation

We, as are many other companies, are also subject to environmental laws, rules and regulations which could affect our operations, including those disclosed below. As a consumer-focused health and wellness company delivering comprehensive telehealth technologies and services and health and wellness prescription based products, in addition to the typical legal and regulatory considerations faced by a technology-based company, we are required to comply with complex healthcare laws and regulations, and consumer protection laws and regulations, all at both the state and federal level. Our business and operations are subject to extensive regulation, including with respect to the practice of medicine, the use of telehealth, relationships with healthcare providers, privacy and security of personal health information, product safety and pharmacy operations.

Government regulation of healthcare generally

Generally speaking, the healthcare industry is one of the most highly regulated industries in the United States. Healthcare-related businesses are subject to a broad array of governmental regulation at the federal, state, and local levels. While portions of our business are subject to significant regulations, some of the more well-known healthcare regulations do not apply to the Company because of the way our current operations are structured. We currently accept payments only from our customers—not any third-party payors, such as government healthcare programs or health insurers. Because of this approach, we are not subject to many of the laws and regulations that impact other participants in healthcare industry. If we begin accepting reimbursement payments from insurance providers or other third-party payors such as a government program, we will become subject to some of these additional healthcare laws and regulations.

Irrespective of our business model, the healthcare industry is subject to changing political, economic and regulatory influences that may affect health and wellness companies like Mangoceuticals. During the past several years, the healthcare industry has been subject to an increase in governmental regulation and subject to potential disruption due to legislative initiatives and government regulation, as well as judicial interpretations thereof. While these regulations may not directly impact us or our offerings in any given case, they will affect the healthcare industry as a whole and may impact customer use of the Company’s solutions and will have a direct impact on the Company’s expenditures as this would require additional capital resources to remain in compliance. If the government asserts broader regulatory control over companies like us or if we accept payment from and/or participate in third-party payor programs in the future, the complexity of our operations and our compliance obligations will materially increase.

Government regulation of the practice of medicine and telehealth

The practice of medicine is subject to various federal, state, and local certification and licensing laws, regulations, approvals and standards, relating to, among other things, the qualifications of the provider, the practice of medicine (including specific requirements when providing health care utilizing telehealth technologies and the provision of remote care), the continuity and adequacy of medical care, the maintenance of medical records, the supervision of personnel, and the prerequisites for the prescription of medication and ordering of tests. Because the practice of telehealth is relatively new and rapidly developing, regulation of telehealth is evolving and the application, interpretation and enforcement of these laws, regulations and standards can be uncertain or uneven. Similarly, the ability of our related party pharmacy to fulfill prescriptions and distribute pharmaceutical products, including compounded pharmaceutical products, is dependent upon the laws that govern licensed pharmacies and the fulfillment and distribution of prescription medication and other pharmaceutical products, which include in some cases requirements relating to telehealth. As a result, we must continually monitor legislative, regulatory, and judicial developments regarding the practice of medicine, telehealth and pharmaceutical laws in order to support our related party pharmacy (Epiq Scripts) and third-party doctor’s network (Doctegrity).

Physicians who provide professional clinical services via telehealth must, in most instances, hold a valid license to provide the applicable professional services in the state in which the patient is located. As such, the physicians provided to us through our relationship with BrighterMD, LLC dba Doctegrity, discussed under “Item 1. Business—Material Agreements—Master Services Agreement with Epiq Scripts” and “—First Amendment to MSA,” are required to be licensed under applicable state law.

Additionally, there may be limitations placed on the modality through which telehealth services are delivered. For example, some states specifically require synchronous (or “live”) communications and restrict or exclude the use of asynchronous telehealth modalities, which is also known as “store-and-forward” telehealth. However, other states do not distinguish between synchronous and asynchronous telehealth services. In response to the COVID-19 pandemic, some state and federal regulatory authorities lowered certain barriers to the practice of telehealth in order to make remote healthcare services more accessible. Due to our business model, these changes did not dramatically change our operations, but these changes did introduce many people to the practice of telehealth. It is unclear whether these changes will have a long-term impact on the adoption of telehealth services by the general public or legislative and regulatory authorities.

Some of the rules and regulations we expect to be subject to include:

Federal Anti-Kickback Statute

The Federal Anti-Kickback Statute (42 U.S.C. § 1320a-7b) is broadly worded and prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (i) the referral of a person covered by Medicare, Medicaid or other governmental programs, (ii) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other governmental programs or (iii) the purchasing, leasing or ordering or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other governmental programs. In addition, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation. Moreover, the government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act, we do not expect to apply to our operations as we do not plan to seek payment for our services from the federal government. Violations of the Anti-Kickback Statute can result in exclusion from Medicare, Medicaid or other governmental programs as well as civil and criminal penalties and fines. Imposition of any of these remedies could have a material adverse effect on our business, financial condition and results of operations.

We do not anticipate our current operations being subject to the Anti-Kickback Statute as we do not seek reimbursement under a federal health care program.

U.S. Food and Drug Administration (“FDA”) Regulation

The FDA regulates product promotion and noncompliance and this could result in the FDA requesting that we modify our product promotion or subject us to regulatory and/or legal enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine, and criminal penalties. Other federal, state or foreign enforcement authorities also monitor product promotion and have the authority to levy significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement, if violations of applicable law or regulations occur. We also believe that the FDA will likely consider our compounded combination product to be different from previously FDA-approved products, and that the FDA will not likely allow us to rely on any FDA-approved labeling or prescribing information.

To qualify for the exemptions under section 503A of the FFDCA Act, among other requirements, a drug must be compounded by a licensed pharmacist or a licensed physician that does not compound regularly or in inordinate amounts any drug products that are essentially copies of a commercially available drug product. As discussed under “Item 1. Business—Material Agreements—Master Services Agreement with Epiq Scripts” and “—First Amendment to MSA,” we have entered into an agreement with Epiq Scripts, a related party, 51% owned and controlled by Jacob D. Cohen, our Chairman and Chief Executive Officer, to provide us compounding and other pharmacy services.

Our operations are subject to extensive government regulation, from the entry into agreements with physicians or groups of physicians to provide telehealth services to our potential customers, to the marketing and promotion of our products, the creation of our products, and the sale of our products through licensed pharmacists.

Risk of Litigation

Additionally, federal and state statutes provide for private causes of action to plaintiffs alleging misleading marketing claims, or otherwise making allegations which are found to be in violation of such laws. As such, misleading promotional statements and practices can lead to litigation under state consumer protection and unfair trade practices laws. To date, there has been a substantial amount of litigation under these laws challenging the marketing and sale of compound drugs and we may face legal actions, and be subject to significant penalties, judgments and damages, if we are found to have violated these laws.

Health Information Privacy and Security Laws

Numerous U.S. state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity, and other processing of health information. We believe that, because of our operating processes, we are not a covered entity or a business associate under the Health Insurance Portability and Accountability Act and the implementing regulations (“HIPAA”), which establishes a set of national privacy and security standards for the protection of protected health information by health plans, healthcare clearinghouses, and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services. Because we need to use and disclose customers’ health and personal information in order to provide our services, we develop and maintain policies and procedures to protect that information in the future.

In addition to HIPAA, numerous other federal, state, and foreign laws and regulations protect the confidentiality, privacy, availability, integrity and security of health information and other types of personal information. These laws and regulations are often uncertain, contradictory, and subject to changing or differing interpretations. Additionally, these laws may be similar to or even more protective than, and may not be preempted by, HIPAA and other federal privacy laws. The privacy and data protection laws in many states in which we operate are more restrictive than HIPAA and/or may apply more broadly than HIPAA. In certain cases, it may be necessary to modify our operations and procedures to comply with these more stringent state laws. Not only may some of these state laws impose fines and penalties upon violators, but also some, unlike HIPAA, may afford private rights of action to individuals who believe their personal information has been misused. We expect new laws, rules and regulations regarding privacy, data protection, and information security to be proposed and enacted in the future; as state laws are changing rapidly.

For example, as of the date of this Report, thirteen states—California, Colorado, Connecticut, Delaware, Indiana, Iowa, Montana, New Jersey, Oregon, Tennessee, Texas, Utah, and Virginia—have enacted consumer data privacy laws. The data privacy laws have a number of things in common with each other, including allowing residents of those states the right to access and delete their personal information and to opt-out of the sale of their personal information, among others. Other provisions require commercial websites or online services to post a privacy policy that describes the types of personal information collected, what information is shared with third parties, and how consumers can request changes to certain information. Our compliance with these and future rules may increase our operating and expenses and our failure to comply with these rules could subject us to fines, penalties and litigation.

In addition to the above, proposed or new legislation and regulations could also significantly affect our business. There currently are a number of proposals pending before federal, state, and foreign legislative and regulatory bodies.

Product Liability

As a distributor of men’s health and wellness products, the Company faces an inherent risk of exposure to product liability claims, regulatory action and litigation if its future products are alleged to have caused significant loss or injury. In addition, the sale of our products involves the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human consumption of our products alone or in combination with other medications or substances could occur. We may be subject to various product liability claims, including, among others, that our future products caused injury or illness, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances. A product liability claim or regulatory action against the Company could result in increased costs, could adversely affect our reputation with our clients and consumers generally, and could have a material adverse effect on our results of operations and financial condition of the Company.

For example, a 2014 study published in The Journal of the American Medical Association determined that Sildenafil (the active ingredient in Viagra) may be associated with a higher risk of developing melanoma. The study evaluated data from more than 25,000 men who used Sildenafil and found that Sildenafil use was significantly associated with an increased risk of subsequent melanoma, after considering other risk factors. It is possible that the ingredients we use in our Mango ED and Mango GROW products or any other products we sell in the future could be found in the future to result in increases in the likelihood of developing cancer or other diseases, which could subject us to litigation, penalties or recalls.

Insurance

We have an insurance policy in effect that includes customary coverage and protection for professional liability, general liability, employee benefits and protection against claims including technology products, services and against cyber security. Our insurance policy also covers exposure to product liability claims, including both technology product claims related to customer data breaches, copyright infringement and/or misrepresentation and fraud and any claims made in connection with any physical products and services sold through the Company’s website.

Material Agreements

Physician Services Agreement with Doctegrity

Pursuant to the Physicians Agreement, Doctegrity, which provides online telemedicine technology services and provides access to independently contracted licensed physicians and providers, agreed to (a) arrange for the services of a physician or, where appropriate, a mid-level practitioner with delegated authority from a physician, licensed in the appropriate state the practice of medicine will take place, who will establish a physician/patient relationship with patients associated with the Company’s platform in accordance with the laws and regulations of the appropriate state(s) and also provide physician review and assessment and quality control of the Company’s or related brands’ advertising of services, medical questionnaires and related prescription requests; and (b) provide an asynchronous telehealth platform (and in certain cases, synchronous capabilities in certain U.S. states where and when available and applicable) which provides patient access to licensed physicians in the state from which the patient, who is participating under our platform, resides.

We chose to contract with Doctegrity after reviewing and comparing the fees and services offered by similar telehealth platform companies that facilitate visits between health care professionals and patients.

After a patient visits our website and submits a request for a consultation with a health care professional, Doctegrity will communicate the patient’s information to one of its affiliated physicians. Doctegrity and the physicians are responsible for conducting the telehealth consultation and any ongoing communication with the patient in accordance with applicable laws. The physicians make a determination, in their sole discretion, as to whether or not to prescribe our products (currently our Mango ED and Mango GROW products) to potential customers. If the physicians prescribe our Mango ED or Mango GROW products, then the customers pay us for our products. In turn, Epiq Scripts, LLC, pursuant to the Master Services Agreement discussed below, is provided information on the customer and compounding of our product, compound the product, and ship the product to customers using packaging and shipping materials which we supply.

We pay Doctegrity for each physician visit conducted in response to request made by a patient on our website, regardless of whether the physician prescribes our product to the patient. The fee we pay Doctegrity is fixed, set in advance and was negotiated at arms’ length after comparing the prices offered by similar services. We are not a party to any contracts between Doctegrity and any health professionals or physician groups and do not control how Doctegrity reimburses these providers.

Although our arrangement with Doctegrity, as summarized above, is structured to comply with applicable laws, including those restricting the corporate practice of medicine and fee splitting, there may be a risk that a state agency, now or in the future as these laws (and interpretations of them) evolve, would conclude that the arrangement and fee structure between Doctegrity and its contracted physicians and/or our agreement with Doctegrity violates the corporate practice of medicine doctrine and fee splitting restrictions in Texas or in another state where a patient who uses our Mangoceuticals platform is located.

The Physicians Agreement has a term of one year subject to automatic one-year renewals unless and until terminated in accordance with the Physicians Agreement, including by either party with 90 days’ prior written notice with or without cause and for cause with ten days’ written notice.

The Physicians Agreement requires us and Doctegrity to maintain certain minimum levels of insurance, and contains customary representations and warranties, force majeure provisions and confidentiality obligations. Pursuant to the Physicians Agreement, each party is required to indemnify and hold harmless the other party, its affiliates and representatives, from and against any third party claims, liabilities, damages, judgments or other losses (including reasonable attorneys’ fees) imposed upon or incurred by them arising out of or as a result of: (i) any acts or omissions by or the willful misconduct of the other party, its affiliates or representatives in connection with the performance of any of their respective obligations under the agreement; and (ii) any material breach of the agreement by the other party, or its affiliates or representatives; except to the extent that such losses arising pursuant to (i) and/or (ii), arise from the bad faith, willful misconduct or gross negligence of the party seeking indemnification. The Physicians Agreement also includes customary limitation of liability language, whereby each party waived any liability from the other for any indirect, incidental, exemplary, punitive or consequential damages.

Doctegrity’s physicians are tasked with determining whether patients seeking Mango ED or Mango GROW products are eligible to be prescribed our Mango ED and Mango GROW products, respectively, with the sole purpose of the telemedicine engagement being for the determination, in the physician’s sole judgment, of whether the patient is qualified to obtain a prescription for the Mango ED or Mango GROW products. Doctegrity’s physicians are required to electronically send prescriptions to Epiq Scripts (the Company’s designated and accredited pharmacy partner), which financial relationship is required to be disclosed in writing to the patient via the Terms and Conditions listed on the Company’s website, including informed consent, and also informing the patient that the prescription is sent to the Company’s designated pharmacy partner. Doctegrity’s physicians are only able to prescribe Mango ED or Mango GROW products to patients seeking ED medical and/or treatment hair loss , respectively, through our customer portal.

The agreement also includes certain covenants restricting our operations, restricting us and our owners, directors, officers, and managers, during the term of the agreement and for 12 months thereafter from providing to or for any customer any services or products, solutions, of the type provided by Doctegrity, using confidential information received during the term of the agreement.

Master Services Agreement with Epiq Scripts

On September 1, 2022, and effective on August 30, 2022, we entered into a Master Services Agreement with Epiq Scripts, which at the time was 51%-owned by American International. Mr. Cohen, our Chairman and Chief Executive Officer, served as the Chief Executive Officer and a director of, and had voting control over, American International at the time of the entry into the Master Services Agreement, and currently serves on the Board of Directors of American International. The Company was wholly-owned by American International until June 16, 2022, when control of the Company was sold to Cohen Enterprises, which is owned by Mr. Cohen. Epiq Scripts was formed in January 2022, and only began compounding drugs for patients in November 2022. On February 15, 2023, the 51% of Epiq Scripts then owned by American International was transferred to Mr. Cohen as part of an exchange transaction, whereby Mr. Cohen agreed to cancel his preferred stock of American International, which provided him voting control over American International, in exchange for among other assets, American International’s ownership of Epiq Scripts. As a result, Epiq Scripts is currently 51% owned by Mr. Cohen, our Chairman and Chief Executive Officer. Additionally, Mr. Cohen has served as the co-Manager of Eqiq Scripts since January 2022.

Pursuant to the Master Services Agreement and a related statement of work (“SOW”), Epiq Scripts agreed to provide pharmacy and related services to the Company, the Company agreed to exclusively use Epiq Scripts as the provider of the Services (defined below) during the term of the agreement, so long as Epiq Scripts complies with the terms of the Master Services Agreement. The agreement also includes a 30 day right of first refusal for Epiq Scripts to provide pharmacy services for any new product that Mango may introduce during the term of the agreement.

Pursuant to the SOW, Epiq Scripts agreed to provide for the online fulfillment, specialty compounding, packaging, shipping, dispensing and distribution (collectively, the “Services”) of products sold exclusively via our website that may be prescribed as part of a telehealth consultation on our platform. Epiq Scripts also agreed to provide mail service pharmacy services to us on an exclusive basis during the term of the SOW.

We agreed to provide Epiq Scripts with all custom packaging materials, including but not limited to, individual sachet and/or blister packaging materials, outer box packaging, and any custom inserts and/or marketing information to accompany the prescription shipment, if any and to provide Epiq Scripts with quarterly sales forecasts to ensure Epiq Scripts has enough packaging materials on hand to cover a 90 day period. We agreed to pay for all direct shipping, delivery and related courier costs and to provide Epiq Scripts with direct access to any online accounts to access and generate shipping labels for the fulfillment and delivery of our products.

The SOW has a term through December 31, 2025, automatically renewable thereafter for successive one-year terms unless either party terminates the agreement at least 90 days before renewal thereof and the SOW is subject to the same termination rights of the parties as set forth in the Master Services Agreement (discussed below).

Pursuant to the SOW, we agreed to pay Epiq Scripts certain fixed rate fees for prescription fulfillment, processing and packaging (per prescription) and drug compounding (per pill), provided the per pill rate is reduced upon us exceeding 3,500 product packages per month.

Under the Master Services Agreement, we are solely responsible for billing and collecting funds from our customers and Epiq Scripts is paid out of funds that we actually collect.

The Master Services Agreement has a term of five years, automatically renewable to additional one-year terms thereafter unless either party provides the other notice of termination at least 90 days prior to the date of automatic renewal. The Master Services Agreement can be terminated (i) upon breach of the agreement by the other party, subject to a 90-day cure right, (ii) if a party enters into bankruptcy or fails to pay its debts as they become due, or (iii) if Epiq Scripts becomes unable to perform the services covered by the Master Services Agreement and any statements of work associated therewith.

Payments under the Master Services Agreement are due within 15 days after the end of each month during which collections are received. The Master Services Agreement contains customary confidentiality obligations, record retention provisions, audit rights, and representations and warranties of the parties. Each party to the Master Services Agreement agreed to indemnify, defend, and hold harmless the other and the other party’s officers, directors, shareholders, employees, and agents from and against any and all nonparty claims, or actions for damages, liabilities (including strict liability), penalties, costs and expenses (including reasonable legal fees, expenses and costs) to the proportionate extent caused by (1) the negligence or willful misconduct of the indemnitor or any of its employees or agents in connection with the performance of the agreement, or (2) any breach of any representation, warranty or covenant under the agreement by the indemnitor or any of its employees or agents. Additionally, the parties agreed that neither party will be liable to the other for special, incidental, or exemplary damages, subject to certain limited exceptions. The Master Services Agreement does not address product liability claims or assign any rights of indemnification or contribution in connection therewith.

We paid Epiq Scripts a total of $60,000 upon our entry into the Master Services Agreement, comprising $45,000 as a one-time non-refundable technology systems setup and implementation fee and $15,000 as an upfront retainer to be credited towards the future provision of pharmacy and related services as outlined and detailed in the Master Services Agreement and SOW, of which $11,745 remained outstanding as of December 31, 2022 and $60,953 remained outstanding as of December 31, 2023. All costs related to the pharmacy services provided by Epiq Scripts are listed as related party costs of revenues on our statement of operations.

Epiq Scripts has filed with the Utilization Review Accreditation Commission (“URAC”) to obtain its pharmacy accreditation and obtained its first state license in the State of Texas in February 2022. Epiq Scripts has State Board of Pharmacy (or its equivalent) licenses to operate in the District of Columbia and the following 47 states: Alaska, Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin, and Wyoming and plans to eventually obtain licenses in all 50 states by the end of the second quarter 2024, with some state licenses easier to obtain and quicker to obtain than others.

As a result of the above, Epiq Scripts can currently only provide the Services to the Company in the District of Columbia and 47 states described above, and the Company will be unable to sell its products to any customers in any states other than those named above, until Epiq Scripts is able to obtain licenses in other states and will thereafter be limited to selling products to customers only in the states in which Epiq Scripts holds a license.

Consulting Agreement With Epiq Scripts

On September 15, 2023, we entered into a Consulting Agreement (the “Consulting Agreement”) with Epiq Scripts. Pursuant to the Consulting Agreement, Epiq Scripts agreed to provide pharmacy consulting services in connection with the Company’s global expansion efforts, and as reasonably requested by the Company, during the term of the agreement, which is for five years, unless otherwise earlier terminated (a) due to breach of the agreement by either party and the failure to cure such breach 30 days after written notice thereof; (b) the mutual agreement of the parties; or (c) the date that Epiq Scripts provides the Company written notice of termination, which may be at any time and for any reason.

In consideration for agreeing to provide the services under the agreement, the Company agreed to pay Epiq Scripts (1) a one-time payment of $65,000, payable within ten days of the entry into the agreement, which was timely paid; and (2) a set fee, payable for each prescription drug pill sold by the Company for cash, to the extent such pill must be prescribed by a medical doctor, or sold through retail pharmacies over the counter, in jurisdictions where a doctor’s prescription is not required for the sale of such drugs, and sold in a Territory (defined below), which consideration per pill decreases each year that the agreement is in effect, and is only payable for the first five years of the agreement.

The Consulting Agreement further provides that no payments are due for the sale of any prescription pills until the First Sale.

Under the Consulting Agreement, (a) “Territory” means worldwide, except for the United States, including its territories and possessions and the District of Columbia; and (b) “First Sale” means the date that the first commercial sale of prescription pills occurs in the Territory.

Future payments are also required to be offset equitably for any prescription pill sold which is later refunded, charged back, returned, or reimbursed to a purchaser.

The agreement includes customary representations of the parties, confidentiality and non-solicitation provisions, rights of Epiq Scripts to audit the sales of prescription pills, subject to certain limitations and requirements, and the requirement that the Company reimburse certain expenses of Epiq Scripts, subject to certain limitations and pre-approvals.

First Amendment to MSA

On September 15, 2023, we entered into a First Addendum to Master Services Agreement (“MSA”) with Epiq Scripts (the “First Amendment”).

Pursuant to the First Amendment, the parties agreed to amend the MSA to include certain Right of first negotiation rights and right of first refusal rights (each as discussed below). Additionally, the First Amendment provides for certain rights to Epiq Scripts in the event that the Company seeks to obtain pharmaceutical services in connection with certain Company products (collectively, “Pharmaceutical Services”) in jurisdictions other than the United States, including, without limitation, Mexico and the United Kingdom, where Epiq Scripts does not currently maintain licenses or permits (“Future Jurisdictions”, which shall also include, to the extent applicable, any state in the United States in which Epiq Scripts does not then hold required permits or licenses for the provision of the Pharmaceutical Services) and/or to terminate Epiq Scripts’ rights to provide exclusive Pharmaceutical Services in any current state of the United States or Future Jurisdiction where Epiq Scripts may then be providing Pharmaceutical Services to the Company (each a “Current Jurisdiction”).

Specifically, the parties agreed in the First Amendment that should the Company decide to transfer any services provided by Epiq Scripts in a Current Jurisdiction to another pharmaceutical service provider (“Transferred Services”), the Company will be required to pay Epiq Scripts a fee of 1% of the total gross sales of all Prescription Products (defined below) by the Company resulting from the Transferred Services in the Current Jurisdiction, for a period of the lesser of (a) five (5) years from the date the Company transferred the Transferred Services; and (b) through the end of the term of the MSA (including where applicable, any renewal term)(the “Non-Use Fee”). The Non-Use Fee is payable monthly in arrears, for calendar quarters, by the 15th day following the end of each calendar quarter. “Prescription Products” means Products (as defined in the MSA) sold by the Company which must be prescribed by a medical doctor.

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

The First Amendment also provides that until the fifth anniversary of the First Amendment, the Company shall notify Epiq Scripts in writing of any plans to (a) expand its need for pharmacy services outside of those contemplated by the MSA; (b) expand its need for pharmacy services into a new jurisdiction which Epiq Scripts does not then operate in (including, but not limited to new countries); or (c) begin providing pharmacy services internally (either through organic growth or acquisition). Thereafter Epiq Scripts has the right to provide the Company written notice of its intention to provide such services (as described in (a) or (b) above, whereafter the Company is required to discuss and negotiate such services in good faith with Epiq Scripts for a period of not less than 15 days). Otherwise, in the event of the occurrence of an event discussed in (c) above, the Company is required to discuss the possibility of Epiq Scripts either co-operating the pharmacy or providing management services to the Company in good faith for 15 days. In the event after such 15 day period, the Company and Epiq Scripts cannot come to a mutually agreeable agreement, the Company is under no further obligation regarding the matter set forth in the notice provided to Epiq Scripts.

Finally, the First Amendment includes a requirement whereby if Epiq Scripts receives notice of any proposed fundamental transaction involving Epiq Scripts or its assets, including any agreement, arrangement, offer or proposal (including a letter of intent, term sheet, form of definitive agreement or definitive agreement) for an asset sale or acquisition, merger, acquisition or sale of securities, or redemption or repurchase of securities, Epiq Scripts must provide the Company notice of such offer within three days, after which receipt the Company will have the right of first refusal for 30 days to become the purchaser in connection with the notified transaction, on the terms, and subject to the conditions, set forth in such notified offer and pursuant to the conditions of the First Amendment.

Consulting Agreements

On September 6, 2022, we entered into a Consulting Agreement with PHX Global, LLC (“PHX”), which is owned by Peter “Casey” Jensen, who was a member of the Board of Directors of American International. Pursuant to the Consulting Agreement, PHX agreed to provide consulting and general business advisory services as reasonably requested by the Company during the term of the agreement, which was for 12 months  , unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued PHX 50,000 shares of restricted common stock. The agreement contains customary confidentiality and non-solicitation provisions. We also agreed to include the shares issued to PHX in the Resale Prospectus, which shares of common stock were included therein.

On September 6, 2022, we entered into a Consulting Agreement with Ezekiel Elliott (“Elliott”), currently a professional football player in the National Football League (NFL), to provide consulting and general business advisory services as reasonably requested by the Company during the term of the agreement, which was for 12 months unless   otherwise earlier terminated due to breach of the agreement by either party and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued Elliott 100,000 shares of restricted common stock. The agreement contains customary confidentiality and non-solicitation provisions. We also agreed to include the shares issued to Elliott in the Resale Prospectus, which shares of common stock were included therein.

On September 15, 2022, we entered into a Consulting Agreement with David Sandler, an individual (“Sandler”), to provide consulting and general business advisory services as reasonably requested by the Company during the term of the agreement, which was for six months  , unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued Sandler 10,000 shares of restricted common stock. The agreement contains customary confidentiality and non-solicitation provisions. We also agreed to include the shares issued to Sandler in the Resale Prospectus, which shares of common stock were included therein.

On September 15, 2022, we entered into a Consulting Agreement with Hsiaoching Chou, an individual (“Chou”), to provide consulting and general business advisory services as reasonably requested by the Company during the term of the agreement, which was for six months  , unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued Chou 5,000 shares of restricted common stock. The agreement contains customary confidentiality and non-solicitation provisions. We also agreed to include the shares issued to Chou in the Resale Prospectus, which shares of common stock were included therein.

On September 22, 2022, we entered into a service agreement with Greentree Financial Group, Inc. (“Greentree” and the “Service Agreement”). Pursuant to the Service Agreement, Greentree agreed to perform the following services: (a) bookkeeping services for the Company for the period from October 1, 2022 through June 30, 2023; (b) advice and assistance to the Company in connection with the conversion of its financial reporting systems, including its projected financial statements, to a format that is consistent with United States Generally Accepted Accounting Principles (“US GAAP”); (c) assistance to the Company with compliance filings for the quarters ended September 30, 2022, March 31, 2023, June 30, 2023 and the year ended December 31, 2022, including the consolidation structure and entries as well as assistance with US GAAP footnotes; (d) reviewing, and providing advice to the Company on, all documents and accounting systems relating to its finances and transactions, with the purpose of bringing such documents and systems into compliance with US GAAP or disclosures required by the SEC; and (e) providing necessary consulting services and support as a liaison for the Company to third party service providers, including coordination amongst the Company and its attorneys, CPAs and transfer agent. Since February 2015, Eugene M. Johnston, our Chief Financial Officer (who was appointed October 1, 2022), has served as Audit Manager for Greentree.

The Company agreed to issue Greentree 100,000 shares of the Company’s restricted common stock upon the parties’ entry into the agreement, and to pay Greentree $50,000 in cash, payable as follows: (a) $12,500 on or before September 30, 2022, which has been paid; (b) $12,500 on or before December 31, 2022, which has been paid; (c) $12,500 or before March 31, 2023; and (d) $12,500 on or before June 30, 2023. We also agreed to include the 100,000 shares of common stock issued to Greentree in the Resale Prospectus, which shares of common stock are included therein, and to reimburse Greentree for its reasonable out-of-pocket expenses incurred in connection with Greentree’s activities under the agreement, including the reasonable fees and travel expenses for the meetings on behalf of the Company.

The Service Agreement continued in effect through August 14, 2023.

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

On December 21, 2022, we entered into a Consulting Agreement with Chartered Services, LLC (“Chartered Services”), to provide strategic marketing services for advertising and consulting, product distribution, digital marketing and identifying creative and constructive brand awareness to the Company during the term of the agreement, which was for six months unless  otherwise earlier terminated due to breach of the agreement by either party and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company agreed to pay Chartered Services $150,000 in cash (with $75,000 payable upon entry into the agreement and $75,000 payable on January 31, 2023, which amount has been paid to date) and issued Chartered Services 250,000 shares of restricted common stock. The agreement contains customary confidentiality and non-solicitation provisions.

On January 3, 2023, we entered into a Consulting Agreement with DojoLabs Group, Inc. (“DojoLabs”), to provide various strategic marketing related services to the Company pursuant to a defined scope of work during the term of the agreement, which is the earlier of a) all deliverables being received by the Company pursuant to the scope of work, or b) if terminated due to breach of the agreement by either party and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company agreed to pay DojoLabs $100,000 in cash and issued DojoLabs 50,000 shares of restricted common stock with registration rights (the registration of the resale of which shares were included in the Resale Prospectus) and fully vest upon the completion of all work performed under the scope of work. The agreement contains customary confidentiality and non-solicitation provisions.

On January 6, 2023, we entered into a Consulting Agreement with Bethor, Ltd. (“Bethor”), to provide strategic advisory services to the Company during the term of the agreement, which was for 12 months   unless otherwise earlier terminated due to breach of the agreement by either party and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued Bethor 250,000 shares of restricted common stock with registration rights (the registration of the resale of which shares were included in the Resale Prospectus). The agreement contains customary confidentiality and non-solicitation provisions.

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

In connection with the establishment of the Advisory Board, the Board of Directors appointed Dr. Brian Rudman (“Dr. Rudman”) and Mr. Jarrett Boon (“Mr. Boon”), both of whom are independent, non-Board members and non-Company employees, to the Advisory Board. Dr. Rudman serves as Chairman of the Advisory Board.

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

On January 24, 2023, we entered into Consulting Agreements with four consultants to the Company: (1) Sultan Haroon; (2) John Helfrich; (3) Justin Baker; and (4) Maja Matthews, each of whom is also an employee of Epiq Scripts. Pursuant to the Consulting Agreements, the Consultants agreed to provide us services related to the research, development, packaging and marketing for additional pharmaceutical and other over-the-counter related products during the term of the agreement, which each had a term of 18 months unless otherwise earlier terminated due to breach of the agreement by either party and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued an aggregate of 350,000 shares of common stock to the consultants as follows: (1) Sultan Haroon 150,000 shares of restricted common stock; (2) John Helfrich 25,000 shares of restricted common stock; (3) Justin Baker 25,000 shares of restricted common stock; and (4) Maja Matthews 150,000 shares of restricted common stock. The shares issued to Haroon and Matthews vest at the rate of 50,000 shares upon entry into the agreement, 50,000 shares upon the Company’s successful launch of a new product category, and 50,000 shares upon the Company’s successful launch of a second and additional new product category, in each case prior to the 18-month anniversary of the applicable agreement. The shares issued to Helfrich and Baker vest at the rate of 10,000 shares upon entry into the agreement, 7,500 shares upon the Company’s successful launch of a new product category, and 7,500 shares upon the Company’s successful launch of a second and additional new product category, in each case prior to the 18-month anniversary of the applicable agreement. Any shares not vested by the eighteen-month anniversary of the applicable agreement are forfeited. The agreement contains customary confidentiality and non-solicitation provisions.

On May 1, 2023, we entered into a Software Development Agreement with Redlime Solutions, Inc. (“Redlime”) to provide software development services during the term of the agreement, which is for 12 months. In consideration for agreeing to provide the services under the agreement, the Company agreed to pay Redlime $300,000 in cash and issue Redlime 180,000 shares of restricted common stock. The shares were valued at $1.00 per share for a total of $180,000.

On May 25, 2023, the Board of Directors appointed Mr. Aaron Andrew, an independent, non-Board member and non-Company employee, to the Advisory Board. In connection with Mr. Andrew’s appointment to the Advisory Board, the Company entered into an Advisor Agreement (the “Andrew Consulting Agreement”), dated effective May 25, 2023, with Mr. Andrew, whereby the Company agreed to issue Mr. Andrew 50,000 shares of the Company’s restricted common stock under the 2022 Plan and to reimburse Mr. Andrew for reasonable out-of-pocket expenses, including, without limitation, travel expenses incurred by him in connection with the Company’s requests of the performance of his duties to the Company in service on the Advisory Board. The shares were valued at $1.10 per share for a total of $55,000.

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

On September 1, 2023, we entered into a service agreement with Greentree. Pursuant to the Service Agreement, Greentree agreed to perform the following services: (a) bookkeeping services for the Company for the period from October 1, 2023 through September 30, 2024; (b) advice and assistance to the Company in connection with the conversion of its financial reporting systems, including its projected financial statements, to a format that is consistent with US GAAP; (c) assistance to the Company with compliance filings for the quarters ended September 30, 2023, March 31, 2024, June 30, 2024 and the year ended December 31, 2023, including the structure and entries as well as assistance with US GAAP footnotes; (d) reviewing, and providing advice to the Company on, all documents and accounting systems relating to its finances and transactions, with the purpose of bringing such documents and systems into compliance with US GAAP or disclosures required by the SEC; and (e) providing necessary consulting services and support as a liaison for the Company to third party service providers, including coordination amongst the Company and its attorneys, CPAs and transfer agent. Since February 2015, Eugene (Gene) M. Johnston, our Chief Financial Officer (who was appointed October 1, 2022) has served as an Audit Manager for Greentree.

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

On November 1, 2023, the Board of Directors appointed Dr. Douglas Christianson (“Dr. Christianson”) an independent, non-Board member and non-Company employee, to the Advisory Board. In connection with Dr. Christianson’s appointment to the Advisory Board, the Company entered into an Advisor Agreement (the “Christianson Consulting Agreement”), dated effective November 1, 2023, with Dr. Christianson, whereby the Company agreed to issue Dr. Christianson 50,000 shares of the Company’s common stock under the 2022 Plan, which vest six months from the issuance date, and to reimburse Dr. Christianson for reasonable out-of-pocket expenses, including, without limitation, travel expenses incurred by him in connection with the Company’s requests of the performance of his duties to the Company in his service on the Advisory Board. The agreement has a one year term, but can be terminated with written notice from either party with 30 days’ notice. The agreement includes customary confidentiality obligations relating to Dr. Christianson and indemnification obligations of the parties, requiring each party to indemnify and hold harmless the other against breaches of the agreement and intentionally misconduct or gross negligence (Dr. Christianson) and the operations of the Company (the Company). The shares were valued at $0.65 per share for a total of $32,500.

On November 1, 2023, we entered into an Influencer Contract with Jason Szkup (“Scoop”), to provide influencer and marketing related services to the Company during the term of the agreement, including posting social media videos. The agreement has a term of three months  , unless otherwise earlier terminated. In consideration for agreeing to provide the services under the agreement, the Company agreed to pay Scoop $10,000 and to issue Scoop 30,000 shares of common stock under the 2022 Plan. The agreement contains customary confidentiality and non-disclosure provisions. The shares were valued at $0.65 per share for a total of $19,500.

On November 7, 2023, we entered into a subsequent Consulting Agreement with PHX to provide consulting and general business advisory services as reasonably requested by the Company during the term of the agreement, which was for 12 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company paid PHX $25,000 in cash and issued PHX 200,000 shares of common stock under the 2022 Plan. The agreement contains customary confidentiality and non-solicitation provisions.

On January 2, 2024, we entered into a Consulting Agreement with G&P General Consulting (“G&P”), Pursuant to the Consulting Agreement, G&P agreed to provide consulting and general business advisory services as it relates to the expansion of the Company’s products into additional international territory’s, including, but not limited to, the United Arab Emirates (UAE), China, Japan, Korea, and in certain regions of Asia and additional services as reasonably requested by the Company during the Term of this Agreement as reasonably requested by the Company during the term of the agreement, which was for 12 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued G&P 250,000 shares of common stock. G&P will receive an additional 500,000 shares in 90 days, if the agreement is still in place. The Consulting Shares we/will be issued under, and subject to the terms of, the Company’s 2022 Equity Incentive Plan (as amended)(the “2022 Equity Incentive Plan”). The agreement contains customary confidentiality and non-solicitation provisions. The shares were valued at $0.28 per share for a total of $70,000.

On January 10, 2024, we renewed a Consulting Agreement with Luca Consulting, LLC (“Luca”), to provide certain management and consulting services to the Company during the term of the agreement, which is for three months unless otherwise earlier terminated due to breach of the agreement by either party. In consideration for agreeing to provide the services under the agreement, the Company issued 200,000 shares of the Company’s restricted common stock upon the parties’ entry into the agreement and to pay Luca $15,000 in cash, payable as follows: (a) $5,000 on the signing of the agreement; and (b) $5,000 on the tenth of each month throughout the remainder of the agreement. The Service Agreement includes customary indemnification obligations requiring the Company to indemnify Luca and its affiliates with regard to certain matters. The shares were valued at $0.28 per share for a total of $56,000  .

On January 11, 2024, we entered into a Consulting Agreement with First Level Capital (“First Level”), to provide certain management and consulting services to the Company during the term of the agreement, which is for six months unless otherwise earlier terminated due to breach of the agreement by either party. In consideration for agreeing to provide the services under the agreement, the Company issued an initial 250,000 shares of the Company’s restricted common stock upon the parties’ entry into the agreement, an additional 250,000 shares of the Company’s restricted common stock before the end of the term of the agreement and to pay First Level $60,000 in cash, payable as follows: (a) $60,000 on the signing of the agreement; and (b) $60,000 on the approval by the Company. The Service Agreement includes customary indemnification obligations requiring the Company to indemnify First Level and its affiliates with regard to certain matters. The initial shares were valued at $0.28 per share for a total of $70,000.

Master Services Agreement with Global Career Networks

On December 1, 2022, the Company entered into a Master Services Agreement with Global Career Networks, Inc. (“GCN”). Pursuant to the agreement, we issued GCN 100,000 shares of restricted common stock with registration rights (which shares were included in the Resale Prospectus) and GCN agreed to assist us with a planned twitter marketing campaign. The agreement has a one year term (provided the individual project described therein had a six month term, beginning December 1, 2022  ), and may be renewed thereafter for additional one year terms with the mutual approval of the parties. Either party may terminate the agreement at any time for any reason, with at least 60 days’ notice, or upon the occurrence of any breach or default under the agreement, which remains uncured within 30 days of written notice thereof, or if the non-terminating party is subject to bankruptcy. The agreement contains customary confidentiality, indemnification obligations, and limitations of liability.

Intellectual Property

We believe that our ability to obtain and maintain intellectual property protection for our technology platform, preserve the confidentiality of our trade secrets, and operate without violating the intellectual property rights of others will be important to our success. We rely on a combination of trademark, copyright, trade secret, including federal, state and common law rights in the United States and other countries, nondisclosure agreements, and other measures to protect our intellectual property, and may seek patent protection of our intellectual property in the future. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Our business is affected by our ability to protect against misappropriation and infringement of our intellectual property and other proprietary rights.

Our intellectual property includes the content of our websites, our registered domain names, our unregistered trademarks, and certain trade secrets.

We have been granted with the United States Patent and Trademark Office for a federal trademark for the following word mark on October 13, 2024 with Reg. No. 7,184,368:

Additionally, the Company has been granted with the United States Patent and Trademark Office for the following federal trademarks:

-	If You Take It They Will Come	April 11, 2023	Reg. No. 7,025,954
-	It Takes Two To Mango	May 16, 2023	Reg. No. 7,055,400
-	Orange Is The New Blue	December 19, 2023	Reg. No. 7,246,645
-	Big Mango Energy	November 28, 2023	Reg. No. 7,232,305

The Company has also applied with the United States Patent and Trademark Office for the following federal trademarks:

-	TreatMint
-	Make Every Day Hump Day

Employees

The Company is currently operated and managed by (a) the Founder, Chairman and Chief Executive Officer, Jacob D. Cohen, (b) Amanda Hammer, the Chief Operating Officer of the Company, and (c) Eugene Johnston, the Chief Financial Officer of the Company. The Company utilizes the assistance of various independent contractors for administrative and technology development related services. We anticipate establishing a compensation program designed to align the compensation of our employees with performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior results in the future. The structure of our compensation program will balance incentives earnings for both short-term and long-term performance such as incentive bonuses and flexible schedules. The Company also intends to develop a culture of inclusion and diversity and places a high value on diversity and inclusion. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We consider our relations with our employees to be satisfactory. Mr. Cohen, Mrs. Hammer and Mr. Johnston, are currently party to employment agreements with the Company as discussed below under “Item 11. Executive Compensation—Employment Agreements.”

Implications of Being an Emerging Growth Company

As a company with less than $1.235 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As an emerging growth company, we have elected to take advantage of reduced reporting requirements and are relieved of certain other significant requirements that are otherwise generally applicable to public companies. As an emerging growth company:

● we may present only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations;

● we are exempt from the requirement to obtain an attestation and report from our auditors on whether we maintained effective internal control over financial reporting under the Sarbanes-Oxley Act;

● we are permitted to provide less extensive disclosure about our executive compensation arrangements; and

● we are not required to give our shareholders non-binding advisory votes on executive compensation or golden parachute arrangements.

We may take advantage of these provisions until December 31, 2028 (the last day of the fiscal year following the fifth anniversary of our initial public offering) if we continue to be an emerging growth company. We would cease to be an emerging growth company if we have more than $1.235 billion in annual revenue, have more than $700 million in market value of our shares held by non-affiliates or issue more than $1.0 billion of non-convertible debt over a three-year period. We may choose to take advantage of some but not all of these reduced burdens. We have elected to provide two years of audited financial statements. Additionally, we have elected to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act.

Item 1A. Risk Factors.

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. If any such risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected, and the value of our securities may decline in value or become worthless. The risks described below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations. The risk factors described below should be read together with the other information set forth in this Report, including our financial statements and the related notes, as well as in other documents that we file with the SEC.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those described below and elsewhere in this Report. These risks include, but are not limited to, the following:

●	Our need for additional funding, the availability and terms of such funding, and dilution caused thereby;

●	We have a limited operating history, have produced only a limited amount of products and have generated only limited revenues to date;

●	Our ability to execute our growth strategy and scale our operations and risks associated with such growth, and our ability to attract members and customers;

●	The effect of pandemics and governmental responses thereto on our operations, those of our vendors, our customers and the economy in general;

●	Risks associated with our ED product which has not been, and will not be, approved by the FDA and has not had the benefit of the FDA’s clinical trial protocol which seeks to prevent the possibility of serious patient injury and death;

●	Risks that the FDA may determine that the compounding of our planned products does not fall within the exemption from the FFDCA Act provided by Section 503A;

●	Our significant reliance on related party transactions and risks associated with such related party relationships and agreements;

●	The effect of data security breaches, malicious code and/or hackers;

●	Competition and our ability to create a well-known brand name;

●	Changes in consumer tastes and preferences;

●	Material changes and/or terminations of our relationships with key parties;

●	Significant product returns from customers, product liability, recalls and litigation associated with tainted products or products found to cause health issues;

●	Our ability to innovate, expand our offerings and compete against competitors which may have greater resources;

●	Our Chairman and Chief Executive Officer, Jacob D. Cohen, has significant voting control over the company which may deter some investors;

●	Our ability to prevent credit card and payment fraud;

●	Risks associated with inflation, and increases in interest rates and economic downturns, including potential recessions, as well as macroeconomic, geopolitical, health and industry trends, pandemics, acts of war (including the ongoing Ukraine/Russian conflict and Israel/Hamas conflict) and other large-scale crises;

●	The risk of unauthorized access to confidential information;

●	Our ability to protect our intellectual property and trade secrets, claims from third-parties that we have violated their intellectual property or trade secrets and potential lawsuits in connection therewith;

●	Our and our providers’ ability to comply with government regulations, changing regulations and laws, penalties associated with any non-compliance (inadvertent or otherwise), the effect of new laws or regulations, and our ability to comply with such new laws or regulations;

●	Our reliance on our current management and the terms of their employment agreements with us;

●	The outcome of future lawsuits, litigation, regulatory matters or claims;

●	The fact that certain recent initial public offerings of companies with public floats comparable to the public float of the Company have experienced extreme volatility that was seemingly unrelated to the underlying performance of the respective company; and the fact that we may experience similar volatility, which may make it difficult for investors to assess the value of our common stock;

●	Certain terms and provisions of our governing documents which may prevent a change of control, and which provide for indemnification of officers and directors, limit the liability of officers or directors, and provide for the board of director’s ability to issue blank check preferred stock; and

●	The volatile nature of the trading price of our common stock; dilution experienced by investors in the offering; and dilution which may be caused by future sales of securities.

Risks Related to our Operating History and Need for Funding

We were recently formed, have a limited operating history and have generated only limited revenues to date and there is no assurance that we can generate revenues or sell any commercial amount of our products in the future. We will need to raise additional funding to support our operations in the future.

We were only recently formed and have a limited operating history. We launched our website in mid-November 2022. To date we have sold only a small number of products and generated only limited revenues and have not sold sufficient quantities of our Mango ED or Mango GROW products to support our operations. There is no assurance that we can generate revenues sufficient to support our operations, and even if additional revenues are generated, there is no assurance that we can generate sufficient net income to support our operations. As reflected in the accompanying financials, the Company had a net loss of $9,170,435 for the year ended December 31, 2023 and an accumulated deficit of $11,186,191 as of December 31, 2023. Additionally, the Company had a net loss of $1,998,055 for the year ended December 31, 2022 and an accumulated deficit of $2,015,756 as of December 31, 2022.

We have experienced recurring net losses since inception. We believe that we will continue to incur substantial operating expenses in the foreseeable future as we continue to invest to bring our Mango ED and Mango GROW products to market and to attract customers, expand the product offerings and enhance technology and infrastructure. These efforts may prove more expensive than we anticipate, and we may not succeed in generating commercial revenues or net income to offset these expenses. Accordingly, we may not be able to achieve profitability, and we may incur significant losses for the foreseeable future. Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of December 31, 2023, included herein. As of the date of this Report, our current capital resources, combined with the net proceeds from the offering, are expected to be sufficient for us to fund operations for the next 12 months. We will need funding in addition to the funding raised in our IPO and Follow On Offering to support our operations in the future. We may also seek to acquire additional businesses or assets in the future, which may require us to raise funding. We currently anticipate such funding, if required, being raised through the offering of debt or equity. Such additional financing may not be available on favorable terms, if at all. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our shareholders experiencing significant dilution. If such financing is unavailable, we may be forced to curtail our business plan, which may cause the value of our securities to decline in value.

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

We need additional capital which may not be available on commercially acceptable terms, if at all, and this raises questions about our ability to continue as a going concern.

We need additional capital to support our operations and continue to market and commercialize our current Mango ED and Mango GROW products. We may also require additional funding in the future to support our operations, expand our product line, pay expenses, or expand or complete acquisitions. The most likely source of future funds presently available to us will be through the sale of equity capital or debt. Any sale of equity or convertible equity or debt will result in dilution to existing shareholders. Furthermore, we may incur debt in the future, and may not have sufficient funds to repay our future indebtedness or may default on our future debts, jeopardizing our business viability.

We may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to expand our operations and business, which might result in the value of our securities decreasing in value or becoming worthless. Additional financing may not be available to us on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans. Obtaining additional financing contains risks, including:

●	additional equity financing may not be available to us on satisfactory terms and any equity or convertible equity or debt we are able to issue could lead to dilution for current shareholders;

●	loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants and control or revocation provisions, which are not acceptable to management or our directors;

●	the current environment in capital markets combined with our capital constraints may prevent us from being able to obtain adequate debt financing; and

●	if we fail to obtain required additional financing to commercialize our products and grow our business, we would need to delay or scale back our business plan, reduce our operating costs, or delay product launches, each of which would have a material adverse effect on our business, future prospects, and financial condition.

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

We are restricted from selling our securities until March 20, 2024, subject to certain exceptions, unless otherwise agree by Boustead.

We and our directors, executive officers, and shareholders holding 5% or more of our outstanding common stock previously agreed, in connection with our IPO, subject to certain exceptions and without the approval of Boustead, not to offer, issue, sell, contract to sell, encumber, grant any option for the sale of or otherwise dispose of any of our securities until March 20, 2024, and any directors or officers who did not enter into a lock-up agreement in connection with our IPO entered into a lock-up agreement in connection with the Follow On Offering, agreeing to not to offer, issue, sell, contract to sell, encumber, grant any option for the sale of or otherwise dispose of any of our securities for a period of 90 days after December 14, 2023. As a result, we may be prohibited from undertaking transactions involving our equity securities which would otherwise be accretive to shareholders through March 20, 2024, and may be prohibited from raising funding through the sale of equity, which may have a material adverse effect on our ability to have sufficient cash flow for our operations.

The representative of the IPO’s and/or the Follow On Offering may, at any time, release, or authorize us to release, as the case may be, all or a portion of our common stock subject to the foregoing lock-up provisions without required notice. If the restrictions under the lock-up provisions of the lock-up agreements entered into in connection with the IPO and/or the Follow On Offering are waived, shares of our common stock may become available for sale into the market, subject to applicable law, which could reduce the market price for our common stock.

Risks Related to Our Business Activities

We may not be able to successfully commercialize our Mango ED or Mango GROW products or any other potential future men’s wellness products.

We may not be able to effectively commercialize our Mango ED or Mango GROW products or any other potential future men’s wellness products. If we are unable to successfully commercialize our Mango ED and Mango GROW products or successfully develop, produce, launch and commercialize any other potential future men’s wellness products, our ability to generate product sales will be severely limited, which will have a material adverse impact on our business, financial condition, and results of operations.

We expect to face intense competition, often from companies with greater resources and experience than we have.

The health, wellness, and telemedicine industries are highly competitive and subject to rapid change. The industries continue to expand and evolve as an increasing number of competitors and potential competitors enter the market. Many of these competitors and potential competitors have substantially greater financial, technological, managerial and research and development resources and experience than we have. We mainly compete with other companies offering men’s wellness products, including Hims & Hers Health, Inc. and Roman, and with our Mango ED products, we are also competing against much larger pharmaceutical companies who offer ED branded drugs like Viagra (Pfizer) and Cialis (marketed by Lilly ICOS LLC, a joint venture between Eli Lilly and Company and ICOS Corporation) and their generic forms. With our Mango GROW product, we compete against the much larger pharmaceutical company Merck & Co., which offers the branded hair loss product Propecia, and Johnson & Johnson, the owner of Rogaine® – a branded form of Minoxidil. The majority of these competitors and potential competitors have more experience than we have in the development of health and wellness services and products. In addition, our planned services and products will compete with service and product offerings from large and well-established companies that have greater marketing and sales experience and capabilities than we or the parties with which we contract have. If we are unable to compete successfully, we may be unable to grow and sustain our revenue.

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

Counterfeit versions of our products could harm our customers and have a negative impact on our revenues, earnings, reputation and business.

Our industry is subject to illegal counterfeiting and the presence of counterfeit products in certain of our markets and over the Internet. Third parties may illegally distribute and sell counterfeit versions of our products, which do not meet our manufacturing and testing standards, and which contain varying ingredients. To customers counterfeit products may be visually indistinguishable from the authentic version. Counterfeit products pose a risk to customer health and safety because of the conditions under which they are manufactured as well as the lack of regulation of their ingredients. The sale of counterfeit products could adversely impact our business and reputation by impacting customer confidence in our authentic products, potentially resulting in lost sales, product recalls, and an increased threat of litigation.

We may expend our limited resources to pursue particular products or services and may fail to capitalize on products or services that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we must focus our efforts on particular service programs and products. As a result, we may forego or delay pursuit of opportunities with other services or products that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Any such failure could result in missed opportunities and/or our focus on products or services with low market potential, which would harm our business and financial condition. Our current use of proceeds is specifically focused on among other things, the marketing and selling of our current Mango ED and Mango GROW products and includes capital allocated for future products or services anticipated to be sold in the future under the ‘Mango’ label and brand.

We have entered into a Master Services Agreement and Statement of Work with Epiq Scripts, LLC, a related party, which entity is currently licensed to provide pharmacy services in only 47 states and the District of Columbia.

As described in greater detail under “Item 1. Business—Material Agreements—Master Services Agreement with Epiq Scripts” and “—First Amendment to MSA,” we have entered into a Master Services Agreement and SOW for Epiq Scripts, a related party, 51% owned and controlled by Jacob D. Cohen, our Chairman and Chief Executive Officer, to provide us pharmacy and compounding services. Epiq Scripts has filed with the Utilization Review Accreditation Commission (“URAC”) to obtain its pharmacy accreditation and has State Board of Pharmacy (or its equivalent) licenses in the District of Columbia and 47 states: Alaska, Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin, and Wyoming. It is also in the process of applying for additional state licenses and plans to eventually obtain licenses in all 50 states by the end of the first quarter of 2024. As a result of the above, Epiq Scripts can currently only provide the Services to us in the 47 states described above and the District of Columbia, and we are unable to sell products to any customers in any states other than those 47 states and the District of Columbia, until Epiq Scripts is able to obtain licenses in other states and is limited to selling products to customers only in the states in which Epiq Scripts holds licenses.

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

We currently owe certain rights to Epic Scrips under the Management Services Agreement which may limit our future operations and/or have a material adverse effect on our operations and cash flow.

As described in greater detail under “Item 1. Business—Material Agreements—Master Services Agreement with Epiq Scripts” and “—First Amendment to MSA,” we have entered into a Master Services Agreement and SOW for Epiq Scripts, a related party, 51% owned and controlled by Jacob D. Cohen, our Chairman and Chief Executive Officer, to provide us pharmacy and compounding services. Pursuant to the Master Services Agreement and a related SOW, Epiq Scripts agreed to provide pharmacy and related services to us, we agreed to exclusively use Epiq Scripts as the provider of online fulfillment, specialty compounding, packaging, shipping, dispensing and distribution services relating to products sold exclusively via our website, that may be prescribed as part of a telehealth consultation on our platform, during the term of the Master Services Agreement, so long as Epiq Scripts complies with the terms of the Master Services Agreement. The agreement also includes a 30-day right of first refusal for Epiq Scripts to provide pharmacy services for any new product that Mango may introduce during the term of the Master Services Agreement.

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

We currently exclusively rely, and continue to exclusively rely, on Epiq Scripts, a related party entity with a limited operating history, for our pharmacy compounding services.

As disclosed herein, we have entered into a Master Services Agreement with Epiq Scripts, a related party, 51% owned and controlled by Jacob D. Cohen, our Chairman and Chief Executive Officer, to operate as our sole and exclusive licensed pharmacy to compound our Mango ED and Mango GROW products to customers, assuming such Mango ED and Mango GROW products are prescribed by physicians pursuant to our agreement with Doctegrity. Epiq Scripts was only formed in January 2022, and has only been compounding drugs for patients for a short period of time. We currently exclusively rely, and continue to exclusively rely, on Epiq Scripts. We face risks relying on a newly formed pharmacy with limited operations. Those risks include risks that Epiq Scripts will not be able to follow applicable regulatory guidelines relating to, will not be able to timely or cost effectively complete, or may not correctly, fulfill, specialty compound, package, ship, dispense and/or distribute our Mango ED and Mango GROW products. If Epiq Scripts is not able to scale its operations to meet the demand of our operations, or is unable to undertake any of the actions described above, our business may be materially and adversely affected, we may need to find a new partner pharmacy, which may charge us more money for its services or may not have as favorable contract terms, we may be delayed or prevented from selling our Mango ED and Mango GROW products, and may face fines, penalties or litigation. In the event of the occurrence of any of the above, the value of our securities may decline in value or become worthless.

The use of social media and influencers may materially and adversely affect our reputation or subject us to fines or other penalties.

We use third-party social media platforms as part of our marketing strategy. We also maintain relationships with social media influencers. As existing e-commerce and social media platforms continue to rapidly evolve and new platforms develop, we expect to maintain a presence on these existing platforms and expect them to be an important part of our marketing strategy. If we are unable to cost-effectively use social media platforms as marketing tools, if the social media platforms we use change their policies or algorithms, or if evolving laws and regulations limit how we can market through these channels, if at all, we may not be able to fully optimize our use of such platforms and our ability to retain current customers and acquire new customers may suffer. Any such failure could adversely affect our reputation, revenue, and results of operations.

In addition, an increase in the use of social media for product promotion and marketing may increase the burden on us to monitor compliance related thereto, and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations. For example, in some cases, the Federal Trade Commission has sought enforcement action where an endorsement has failed to clearly and conspicuously disclose a financial relationship or material connection between an influencer and an advertiser. We do not control the content of what our influencers post on social media, and if we were held responsible for any false, misleading, or otherwise unlawful content of their posts or their actions, we could be fined or subjected to other monetary liabilities or required to alter our practices, which could have an adverse impact on our business, reputation, cash flows and ability to operate.

Negative commentary regarding our business, or influencers who endorse our products and other third parties who are affiliated with or endorse us, may also be posted on social media platforms. Influencers with whom we maintain endorsement arrangements could engage in behavior or use their platforms to communicate with our customers in a manner that reflects poorly on our brand and may be attributed to us or otherwise adversely affect our reputation. Any such negative commentary could impact our reputation or brand and affect our ability to attract and retain customers, which could have a material adverse effect on our business and results of operations.

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

Our Mango ED and Mango GROW products and any other potential future men’s wellness products may not gain or increase market acceptance among physicians, patients, healthcare payors or the medical community. We believe that the degree of market acceptance and our ability to generate commercial revenues from such products will depend on a number of factors, including:

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

Our Mango ED and Mango GROW and/or future products may fail to achieve market acceptance or generate significant revenue to achieve sustainable profitability. In addition, our efforts to educate the medical community and third-party payors on the safety and benefits of our drugs may require significant resources and may not be successful.

We may be unable to scale our operations fast enough to bring down our cost of sales and generate revenues sufficient to support our operations.

We believe that in general, the faster we are able to scale up our operations, the lower our cost of sales, as a percentage of revenue, will be, as we believe that certain economies of scale exist with our operations. If we are unable to grow our business fast enough to take advantage of these economies of scale, our operations may suffer, and we may not be profitable.

Economic downturns or a change in consumer preferences, perception and spending habits could limit consumer demand for our products and negatively affect our future business.

The products that we sell and plan to sell in the future (including our Mango ED and Mango GROW products) may be adversely affected from time to time by economic downturns that impact consumer spending, including discretionary spending. Future economic conditions such as employment levels, business conditions, housing starts, market volatility, interest rates, inflation rates, energy and fuel costs and tax rates, or our actions in response to these conditions, such as price increases, could reduce consumer spending or change consumer purchasing habits.

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

The success of our products depends on a number of factors including our ability to accurately anticipate changes in market demand and consumer preferences, our ability to differentiate the quality of our future products from those of our competitors, and the effectiveness of our marketing and advertising campaigns for our products. We may not be successful in identifying trends in consumer preferences and developing products that respond to such trends in a timely manner. We also may not be able to effectively promote our products by our marketing and advertising campaigns and gain market acceptance. If our products fail to gain market acceptance, are restricted by regulatory requirements or have quality problems, we may not be able to fully recover costs and expenses incurred in our operation, and our business, financial condition, results of operations and prospects could be adversely affected.

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

The success of our wellness business will depend on the ability of Doctegrity and any future contracted telemedicine services provider(s) to continue to recruit and retain a sufficient number of qualified licensed doctors. Although we believe such provider(s) will have an effective recruitment process, there is no assurance that such provider(s) will be able to secure arrangements with sufficient numbers of licensed doctors or retain the services of such practitioners. If Doctegrity or any provider(s) we engage in the future, experience delays or shortages in obtaining access to qualified physicians, we would be unable to operate and may be forced to seek alternative arrangements which could be more costly or may be forced to suspend our business operations.

If we are unable to maintain or enter into future agreements with suppliers or our suppliers fail to supply us with our Mango ED and Mango GROW products ingredients or any other potential future men’s wellness products, we may experience delays in selling our products.

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

For example, a 2014 study published in The Journal of the American Medical Association determined that Sildenafil (the active ingredient in Viagra and one of the ingredients we alternatively use, together with Sildenafil in our Mango ED product) may be associated with a higher risk of developing melanoma. The study evaluated data from more than 25,000 men who used Sildenafil and found that Sildenafil use was significantly associated with an increased risk of subsequent melanoma, after considering other risk factors. It is possible that the ingredients we use in our Mango ED and Mango GROW products or any other products we sell (including our Mango ED product, which is made with Sildenafil as an alternative to Tadalafil), could be found to result in increases in the likelihood of developing cancer or other diseases, which could subject us to litigation, penalties or recalls, all of which could have a material adverse effect on our operations and cause the value of our securities to decline in value or become worthless. Furthermore, our use of Sildenafil in our products could subject us to litigation, penalties or recalls, all of which could have a material adverse effect on our operations and cause the value of our securities to decline in value or become worthless.

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

We incur significant costs associated with our public company reporting requirements and with applicable U.S. and Nasdaq corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC and Nasdaq. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to retain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officers.

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

Separately, Federal law limits compounded drugs that are “essentially copies” of commercially available FDA approved drugs, including those with the same route of administration. If our Mango ED and Mango GROW products, or any future products we may choose to market in the future are deemed to be “essentially copies” of commercially available FDA approved drugs we would be prohibited from compounding such drugs and would be unable to sell our Mango ED and Mango GROW drug or future products. If that were to occur, we would need to change our business plan which would require substantial additional expenses and would have a material adverse effect on our cash flows and the value of our securities.

Marketing activities for our Mango ED and Mango GROW products are subject to strict governmental regulation which may limit our ability to market or promote such product.

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

The FDA also has the authority to impose significant restrictions on approved products through regulations on advertising, promotional and distribution activities. In particular, the FDA will object to any promotional activity (including through testimonials and surrogates) that is “false or misleading in any particular,” including the failure to disclose material facts. For example, the FDA will expect adequate substantiation for an efficacy claim, which would require substantial evidence derived from adequate and well-controlled clinical trials. We believe we can conduct truthful and non-misleading promotional activities, including activities involving the use of testimonials and surrogates, with limited claims that do not require substantial evidence derived from adequate and well-controlled clinical trials and which do not include efficacy claims. If our products (including our Mango ED and Mango GROW products) are marketed in contradiction with FDA laws and regulations, the FDA may issue warning letters that require specific remedial measures to be taken, as well as an immediate cessation of the impermissible conduct, resulting in adverse publicity. The FDA may also require that all future promotional materials receive prior agency review and approval before use. Certain states have also adopted regulations and reporting requirements surrounding the promotion of pharmaceuticals. Failure by us or any of our collaborators to comply with state requirements may affect our ability to promote or sell future products in certain states. This, in turn, could have a material adverse impact on our financial results and financial condition and could subject us to significant liability, including civil and administrative remedies as well as criminal sanctions.

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

Privacy laws, rules, and regulations are constantly evolving in the United States and abroad and may be inconsistent from one jurisdiction to another. We expect that new industry standards, laws and regulations will continue to be proposed regarding privacy, data protection and information security in many jurisdictions, including privacy acts previously adopted by the states of California, Colorado, Connecticut, Delaware, Indiana, Iowa, Montana, New Jersey, Oregon, Tennessee, Texas, Utah, and Virginia, certain of which are already effective, and certain of which become effective during 2023, and from 2024 to 2026. We cannot yet determine the impact such future laws, regulations and standards may have on our business. Complying with these evolving obligations is costly. For instance, expanding definitions and interpretations of what constitutes “personal data” (or the equivalent) within the United States and elsewhere may increase our compliance costs. Any failure to comply could give rise to unwanted media attention and other negative publicity, damage our customer and consumer relationships and reputation, and result in lost sales, claims, administrative fines, lawsuits or regulatory and governmental investigations and proceedings and may harm our business and results of operations.

Our Mango ED and Mango GROW products have not been, and will not be, approved by the FDA. The use of such products may cause serious side effects which could subject us to material litigation, damages and penalties.

Our Mango ED and Mango GROW products have not been, and will not be, approved by the FDA. It is compounded using bulk drug substances and as such, we believe it is exempt from specific FDA approval, provided that it is compounded in accordance with statutory requirements. Because compounded drugs are not FDA-approved, the FDA does not verify their safety, effectiveness, or quality before they are marketed. In addition, poor compounding practices can result in serious drug quality problems, such as contamination or a drug that contains too much or too little active ingredient, among other possible quality deficiencies.

We are not aware of any clinical studies involving the administration of Sildenafil or Tadalafil sublingually at the doses we intend to provide patients, or the compounding of Sildenafil or Tadalafil, Oxytocin, and L-arginine to treat ED, as is contemplated by our Mango ED products. We are also not aware of any clinical studies involving the administration of Minoxidil and Finasteride sublingually at the dose we provide patients, or the compounding of Minoxidil, Finasteride, Vitamin D3 and Biotin, to attempt to treat hair loss, as is contemplated by our Mango GROW product.

Because our Mango ED and Mango GROW products have not been, and will not be, approved by the FDA, our products have not had the benefit of the FDA’s clinical trial protocol which seeks to prevent the possibility of serious patient injury and death. If this were to occur, we could be subject to litigation and governmental action, which could result in costly litigation, significant fines, judgments or penalties. For example, in October 2012, a pharmacy in Massachusetts shipped compounded drugs that were contaminated with a fungus throughout the country, and these drugs were injected into patients’ spines and joints. More than 750 people in 20 states developed fungal infections, and more than 60 people died. This type of action could have a significant negative impact on our brand name, results of operations and cash flows, and result in us having to cease selling products, curtailing our business plan, or seeking bankruptcy protection.

The main ingredients of our Mango ED and Mango GROW products are publicly disclosed and separately our Mango ED products are being specially compounded for the customer by a pharmacist with a physician’s prescription, and as a result, our Mango ED and Mango GROW products formula can be replicated by other companies.

Our Mango ED products are made up of the following three ingredients: (1) Either Sildenafil (50 milligrams (mg) or Tadalafil (10 (mg)), Oxytocin (100 International units (IU)) and L-Arginine (50mg); and (2) either Sildenafil (100mg) or Tadalafil (20mg), Oxytocin (100IU) and L-Arginine (50mg), an amino acid that is available as a dietary supplement. However, the fact that Sildenafil, Tadalafil and Oxytocin are used in FDA approved drugs, and L-arginine is available as a dietary supplement, does not mean that these ingredients will prove safe when combined into a single formulation to treat ED. Further, our Mango GROW product currently includes the following amounts of the four ingredients discussed below: (1) Minoxidil (2.5mg), (2) Finasteride (1mg), (3) Vitamin D3 (2000IU), and (4) Biotin (1mg). However, the fact that Minoxidil and Finasteride are used in FDA approved drugs, and Vitamin D3 and Biotin are available as a dietary supplement, does not mean that these ingredients will prove safe when combined into a single formulation to treat hair growth.

We currently offer two dosage levels of our Mango ED products and one dosage level of our Mango GROW product and anticipate a prescribing doctor prescribing a dosage based on the needs and medical history of the patient. Additionally, because our Mango ED and Mango GROW products are being specially compounded for the customer by a pharmacist with a physician’s prescription and because the ingredients for our Mango ED and Mango GROW products are publicly disclosed, these product formulas can be replicated by other companies. As a result, competitors, including those with greater resources, marketing, and brand recognition, may compete against us in the future using our exact product ingredients or variations thereof. We may be unable to distinguish our Mango ED and Mango GROW products from copycat products and may not be able to differentiate our product from competitors in the marketplace. As a result, we may fail to obtain a significant market share, or may lose any market share we may obtain in the future, may be unable to compete with competitors, and may be forced to abandon or curtail our business plan, which could cause the value of our shares to decline in value or become worthless.

Our Mango ED and Mango GROW products need to be compounded by licensed pharmacists who are subject to risks regarding applicable exemptions from the Federal Food, Drug, and Cosmetic Act.

Section 503A of the FFDCA describes the conditions under which compounded human drug products are exempt from the FFDCA sections on FDA approval prior to marketing, current good manufacturing practice (“cGMP”) requirements, and labeling with adequate directions for use. One of these conditions is that the drugs must be compounded based on the receipt of valid patient-specific prescriptions. Our ED product needs to be compounded by licensed pharmacists, after being prescribed by a licensed physician. Licensed pharmacists who compound drug products in accordance with Section 503A of the FFDCA are not required to comply with CGMP requirements and the drugs that they compound are not required to be approved by the FDA, provided that the compounding complies with applicable requirements. Therefore, the FDA is often not aware of potential problems with compounded drug products or compounding practices unless it receives a complaint, such as a report of a serious adverse event or visible contamination. As such, the compounding of our products is subject to limited FDA oversight, which could lead to such products not being compounded safely and could lead to product recalls and litigation which could have a significant negative impact on our brand name, results of operations and cash flows, and result in us having to cease selling products, curtailing our business plan, or seeking bankruptcy protection. Neither we, nor our representatives have had any conversations with the FDA staff regarding whether our Mango ED or Mango GROW products can be sold pursuant to Section 503A of the FFDCA Act and future conversations with the FDA may result in the FDA staff raising issues with such sales pursuant to Section 503A of the FFDCA, requiring certain pre-requisites or changes to our current business plan, which may be costly or time consuming, and/or may result in us being prohibited from selling our Mango ED and Mango GROW products pursuant to Section 503A of the FFDCA Act. We also face risks that the compounding of our products does not fall within the exemption from the FFDCA provided by Section 503A thereof. For example, if the FDA determined that any of our products are essentially a copy of an FDA approved product, we would be severely limited in our ability to compound such a product. If any of the above were to apply, we may need to change our business plan or compounding activities, which could force us to curtail our business plan or expend significant additional resources to obtain FFDCA or FDA approval for our products.

Notwithstanding the above, under relevant FDA guidance, the FDA generally does not consider a compounded drug to be “essentially a copy” of a commercially available drug if the compounded drug has a different route of administration as compared with the approved alternative, and our Mango ED and Mango GROW products are for a different route of administration (e.g., sublingual). In addition, we do not expect that we will be deemed to have engaged in such “copying”, because our Mango ED and Mango GROW products are based on a prescriber’s determination for each patient that the change associated with the compounded product (our Mango ED and Mango GROW products) produces for the patient a significant difference as compared with the commercially available drug product. Under relevant FDA guidance, the FDA does not consider a compounded drug “essentially a copy” if a prescriber determines that there is a change, made for an identified individual patient, which produces for that patient a significant difference from the commercially available product.

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

If any of our contracting parties fail to fulfill their future contractual obligations, our business may be negatively affected and we may receive limited or no revenues under our agreements with them. See also the risk factor, “The related party pharmacy we have entered into an agreement with may not receive licenses in all of the 50 United States to provide national coverage for us to sell our Mango ED and Mango GROW products and future products” below.

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

Risks Related to Related Party Relationships and Transactions and Our Management

We depend heavily on our senior management, including our Chief Executive Officer, who may have a conflict of interest with regard to various matters. The ability of certain key employees to devote adequate time to us is critical to the success of our business, and failure to do so may adversely affect our revenues and as a result could materially adversely affect our business, financial condition and results of operations.

We must retain the services of our key employees and strategically recruit and hire new talented employees. Our future business and results of operations depend in significant part upon the continued contributions of our senior management personnel, particularly our Chairman and Chief Executive Officer, Jacob D. Cohen. Mr. Cohen is currently a co-Manager and 51% owner of Epiq Scripts, and as Chief Executive Officer of Ronin Equity Partners, Inc., a private investment company, and in various positions with other entities and groups. Mr. Cohen currently spends approximately 95% of his time on Company matters. As a result, Mr. Cohen dedicates only a portion of his professional efforts to our business and operations, and there is no contractual obligation for him to spend a specific amount of his time with us. Mr. Cohen may not be able to dedicate adequate time to our business and operations and we could experience an adverse effect on our operations due to the demands placed on him from his other professional obligations. Such involvement in other businesses may therefore present a conflict of interest regarding decisions he makes for us or with respect to the amount of time available for us. If we lose his services or if he fails to perform in his current position, or if we are not able to attract and retain skilled personnel as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key personnel in managing our operations, product development, marketing and sales aspects of our business, any part of which could be harmed by turnover in the future.

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

We have entered, and may continue to enter, into transactions with related parties for financing, corporate, business development and operational services. Included in such transactions is a Master Services Agreement and Statement of Work with Epiq Scripts, LLC, a related party, 51% owned and controlled by Jacob D. Cohen, our Chairman and Chief Executive Officer, as discussed in greater detail under “Item 1. Business—Material Agreements—Master Services Agreement with Epiq Scripts” and “—First Amendment to MSA,” for pharmacy and compounding services. Such transactions may not have been/may not be, entered into on an arm’s-length basis, and we may have achieved more or less favorable terms because such transactions were entered into with our related parties. This could have a material effect on our business, results of operations and financial condition. Such conflicts could cause an individual in our management to seek to advance his or her economic interests or the economic interests of certain related parties above ours. Further, the appearance of conflicts of interest created by related party transactions could impair the confidence of our investors.

We are significantly reliant on related party relationships.

We have entered into a Master Services Agreement and Statement of Work with Epiq Scripts, LLC, a related party, 51% owned and controlled by Jacob D. Cohen, our Chairman and Chief Executive Officer, who also serves as a co-Manager of Epiq Scripts, as discussed in greater detail under “Item 1. Business—Material Agreements—Master Services Agreement with Epiq Scripts” and “—First Amendment to MSA,” for pharmacy and compounding services. In the event that relationship is terminated, our costs may increase, and we may be unable to effectively obtain the services currently provided by Epiq Scripts, LLC. Additionally, certain of our consultants are employed by Epiq Scripts, LLC. We also anticipate entering into other related party relationships in the future. While we believe that all related party agreements have been and will be on arms-length terms, such significant related party relationships may be perceived negatively by potential shareholders or investors and/or may result in conflicts of interest. Each of our officers and directors (including those discussed above) presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director may be required to present a business opportunity to such entity, subject to his or her fiduciary duties under applicable law. Additionally, such persons may have conflicts of interest in allocating their time among various business activities. These conflicts may not be resolved in our favor. Our significant related party relationships and transactions, the terms of such relationships and transactions, and/or the termination of any such relationships or transactions, may have a material adverse effect on our results of operations moving forward and/or create conflicts of interest or perceived conflicts of interest which may have a material adverse effect on the value of our securities.

The related party pharmacy we have entered into an agreement with may not receive licenses in all of the 50 United States to provide national coverage for us to sell our Mango ED and Mango GROW products and future products.

We have entered into a Master Services Agreement and Statement of Work with Epiq Scripts, LLC, a related party, 51% owned and controlled by Jacob D. Cohen, our Chairman and Chief Executive Officer, as discussed in greater detail under “Item 1. Business—Material Agreements—Master Services Agreement with Epiq Scripts,” for pharmacy and compounding services. Epiq Script’s ability to provide pharmacy services in each state is subject to, among other things, receipt of regulatory approvals and licenses in the states in which it operates. Currently Epiq Scripts holds State Board of Pharmacy (or its equivalent) licenses to operate in the District of Columbia and 47 states: Alaska, Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin, and Wyoming. Its failure to receive regulatory approval or licenses in the other states in which we hope to operate, or loss of such licenses in the future, may prohibit us from selling our Mango products to customers that reside in those states limiting our ability to grow and compete with other companies that have those capabilities. Any of the above may have an adverse effect on our revenues, operations and cash flow and cause the value of our securities to decline in value or become worthless. We also face related party conflicts associated with our engagement of Epiq Scripts, LLC as discussed in greater detail above.

Jacob D. Cohen, our Chairman and Chief Executive Officer, beneficially owns a significant percentage of our outstanding common stock and as such exercise significant voting control over us, which limits shareholders’ abilities to influence corporate matters and could delay or prevent a change in corporate control.

Jacob D. Cohen, our Chairman and Chief Executive Officer, beneficially owns approximately 38.9% of the outstanding shares of our common stock. As a result, he has significant influence on the shareholder vote. Consequently, he has the ability to influence matters affecting our shareholders and therefore exercise significant control in determining the outcome of a number of corporate transactions or other matters, including (i) making amendments to our certificate of formation; (ii) whether to issue additional shares of common stock and preferred stock, including to himself; (iii) employment decisions, including compensation arrangements; (iv) whether to enter into material transactions with related parties; (v) election of directors; and (vi) any merger or significant corporate transactions, including with himself or other related parties. Additionally, it will be difficult if not impossible for investors to remove our current directors (including, but not limited to Mr. Cohen), which will mean he will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of our common stock and wish to vote them at annual or special shareholder meetings, your shares will have little effect on the outcome of corporate decisions. Because Mr. Cohen will significantly influence the vote on all shareholder matters, investors may find it difficult to replace our management if they disagree with the way our business is being operated. The interests of Mr. Cohen may not coincide with our interests or the interests of other shareholders.

Mr. Cohen acquired his shares of common stock for substantially less than the price of the shares of common stock acquired in our IPO and our Follow On Offering, and/or the current trading price of our common stock, and may have interests, with respect to their common stock, that are different from other investors and the concentration of voting power held by Mr. Cohen may have an adverse effect on the price of our common stock.

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

Potential competition from our existing executive officers, after they leave their employment with us, and subject to the non-compete terms of their employment agreements, could negatively impact our profitability.

Although our Chief Executive Officer, Jacob D. Cohen, and our Chief Operating Officer, Amanda Hammer, are prohibited from competing with us while they are employed with us and for 12 months thereafter (subject to the terms of, and exceptions set forth in, their employment agreements with the Company), none of such individuals will be prohibited from competing with us after such 12-month period ends. Additionally, the Federal Trade Commission recently proposed a new rule that, if it becomes effective, would ban employers from imposing non-competes on their workers, which if effective could prohibit the Company from enforcing, or invalidate, the non-competes in our executive’s and in certain other employee’s, employment agreements. Finally, various states have recently enacted rules banning non-competes, including California. Accordingly, any of these individuals could be in a position to use industry experience gained while working with us to compete with us. Such competition could distract or confuse customers, reduce the value of our intellectual property and trade secrets, or reduce our future revenues, earnings or growth prospects.

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

Risks Related to Our Common Stock

We are currently not in compliance with Nasdaq’s continued listing requirements and there is no guarantee that our common stock will continue to trade on Nasdaq.

As a condition to consummating our IPO, we were required to list our common stock on Nasdaq and in March 2023, our common stock was approved for listing on Nasdaq under the symbol “MGRX”. Notwithstanding such listing, there is no guarantee that we will be able to maintain our listing on NASDAQ for any period of time. Among the conditions required for continued listing on Nasdaq, NASDAQ requires us to maintain at least $2.5 million in stockholders’ equity, $35 million in market value of listed securities, or $500,000 in net income over the prior two years or two of the prior three years, to have a majority of independent directors (subject to certain “controlled company” exemptions, which we do not currently meet), to comply with certain audit committee requirements, and to maintain a stock price over $1.00 per share. Our stockholders’ equity is currently not above NASDAQ’s $2.5 million minimum, as discussed below, we may not generate over $500,000 of yearly net income moving forward, we may not maintain $35 million in market value of listed securities, we may not be able to maintain independent directors (to the extent required), and as discussed below, we do not currently have a stock price over $1.00 per share. Nasdaq’s determination that we fail to meet the continued listing standards of NASDAQ may result in our securities being delisted from Nasdaq.

On October 30, 2023, we received written notice from the Listing Qualifications Department of Nasdaq notifying us that we were not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on Nasdaq. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of thirty (30) consecutive business days. Based on the closing bid price of our common stock for the thirty (30) consecutive business days from September 15, 2023 to October 27, 2023, we no longer meet the minimum bid price requirement.

The letter did not impact the listing of our common stock on Nasdaq. Instead, the letter stated that we have 180 calendar days or until April 29, 2024, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the bid price of our common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. If we do not regain compliance by April 29, 2024, an additional 180 days may be granted to regain compliance, so long as we meet Nasdaq’s initial listing criteria (except for the bid price requirement)(which we do not currently meet, as we do not have stockholders’ equity of at least $5 million) and notify Nasdaq in writing of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If we do not qualify for the second compliance period or fail to regain compliance during the second 180-day period, our common stock will be subject to delisting, at which point we would have an opportunity to appeal the delisting determination to a Hearings Panel.

At a special meeting of stockholders held on March 25, 2024, the stockholders approved  an amendment to the Company’s Second Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of the Company’s issued and outstanding shares of our common stock, par value $0.0001 per share, by a ratio of between one-for-two to one-for-fifty inclusive, with the exact ratio to be set at a whole number to be determined by the Company’s Board of Directors or a duly authorized committee thereof in its discretion, at any time after approval of the amendment and prior to March 25, 2025. No formal determination has been made by the Board of Directors of the Company regarding the reverse stock split ratio, whether or not to move forward with a reverse stock split, or the timing thereof.

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules.

Separately, on November 3, 2023, we received a letter from the Listing Qualifications Department of Nasdaq notifying us that our stockholders’ equity as reported in our Quarterly Report on Form 10-Q for the period ending September 30, 2023 (the “Form 10-Q”), did not meet the minimum stockholders’ equity requirement for continued listing on Nasdaq. Nasdaq Listing Rule 5550(b)(1) (the “Rule”) requires companies listed on Nasdaq to maintain stockholders’ equity of at least $2,500,000. In our Form 10-Q, we reported stockholders’ equity of $1,354,821, which is below the minimum stockholders’ equity required for continued listing pursuant to Nasdaq Listing Rule 5550(b)(1). Additionally, we do not meet the alternative Nasdaq continued listing standards under Nasdaq Listing Rules.

This notice of noncompliance had had no immediate impact on the continued listing or trading of our common stock on Nasdaq, which continues to be listed and traded on Nasdaq, subject to our compliance with the other continued listing requirements. Nasdaq provided the Company until December 18, 2023 to submit to Nasdaq a plan to regain compliance. We submitted the plan to regain compliance in a timely manner, and on January 24, 2024, Nasdaq advised the Company that it has determined to grant the Company an extension to regain compliance with the Rule.

The terms of the extension are as follows: on or before April 29, 2024, the Company must complete certain transactions described in greater detail in the compliance plan, contemplated to result in the Company increasing its stockholders’ equity to more than $2.5 million, and opt for one of the two following alternatives to evidence compliance with the Rule: Alternative 1: The Company must furnish to the SEC and Nasdaq a publicly available report (e.g., a Form 8-K) including: 1. A disclosure of Staff’s deficiency letter and the specific deficiency(ies) cited; 2. A description of the completed transaction or event that enabled the Company to satisfy the stockholders’ equity requirement for continued listing; and 3. An affirmative statement that, as of the date of the report, the Company believes it has regained compliance with the stockholders’ equity requirement based upon the specific transaction or event referenced in Step 2; or Alternative 2: The Company must furnish to the SEC and Nasdaq a publicly available report including: 1. Steps 1 & 2 set forth above; 2. A balance sheet no older than 60 days with pro forma adjustments for any significant transactions or event occurring on or before the report date; and 3. that the Company believes it satisfies the stockholders’ equity requirement as of the report date. The pro forma balance sheet must evidence compliance with the stockholders’ equity requirement.

Additionally, in either case the Company is required to disclose that Nasdaq will continue to monitor the Company’s ongoing compliance with the stockholders’ equity requirement and, if at the time of its next periodic report the Company does not evidence compliance, that it may be subject to delisting.

Regardless of which alternative the Company chooses, if the Company fails to evidence compliance upon filing its next periodic report with the SEC following the end of such compliance period, the Company may be subject to delisting. In the event the Company does not satisfy these terms, Nasdaq will provide written notification that its securities will be delisted. At that time, the Company may appeal Nasdaq’s determination to a Hearings Panel.

The Company is currently evaluating various courses of action to regain compliance and is hopeful that it can regain compliance with Nasdaq’s minimum stockholders’ equity standard within the compliance period. However, there can be no assurance that the Company will be able to complete the transactions contemplated in the compliance plan, which the Company expects will allow it to regain compliance with the Rule, or that such transactions will result in the Company regaining compliance with the rules, within the compliance period granted by Nasdaq, if at all.

Even if we demonstrate compliance with the requirements of Nasdaq as discussed above, we will have to continue to meet other objective and subjective listing requirements to continue to be listed on Nasdaq. Delisting from Nasdaq could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without a Nasdaq listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult, and the trading volume and liquidity of our stock could decline. Delisting from Nasdaq could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB Market or the OTC Pink market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. In the event our common stock is delisted from Nasdaq, we may not be able to list our common stock on another national securities exchange or obtain quotation on an over-the counter quotation system.

A delisting of our common stock from the Nasdaq could adversely affect our business, financial condition and results of operations and our ability to attract new investors, reduce the price at which our common stock trades, decrease, investors’ ability to make transactions in our common stock, decrease the liquidity of our outstanding shares, increase the transaction costs inherent in trading such shares, and reduce our flexibility to raise additional capital without overall negative effects for our stockholders.

A reverse stock split may not increase our stock price and have the desired effect of maintaining compliance with the rules of the Nasdaq.

The Company received stockholder approval at a special meeting of stockholders held on March 25, 2024, of an amendment to the Company’s Second Amended and Restated Certificate of Incorporation, to effect a reverse stock split of the Company’s issued and outstanding shares of common stock, by a ratio of between one-for-two to one-for-fifty, inclusive, with the exact ratio to be set at a whole number to be determined by the Company’s Board of Directors or a duly authorized committee thereof in its discretion, at any time prior to March 25, 2025.

The Board expects that a reverse stock split of our common stock will increase the market price of our common stock so that we are able to regain and maintain compliance with the Nasdaq minimum bid price listing standard. However, the effect of the reverse stock split upon the market price of our common stock cannot be predicted with any certainty, and the history of similar reverse stock splits for companies in like circumstances is varied. The price per share of our common stock after the reverse stock split may not reflect the exchange ratio implemented by the Board of Directors and the price per share following the effective time of the reverse stock split may not be maintained for any period of time following the reverse stock split. Accordingly, the total market capitalization of our common stock following a reverse stock split may be lower than before the reverse stock split.

Under applicable Nasdaq rules, to regain compliance with the $1.00 minimum closing bid price requirement and maintain our listing on the Nasdaq Capital Market, the $1.00 closing bid price must be maintained for a minimum of ten (10) consecutive business days. Accordingly, we cannot assure you that we will be able to maintain our Nasdaq listing after a reverse stock split is effected or that the market price per share after a reverse stock split will exceed or remain in excess of the $1.00 minimum bid price for a sustained period of time.

It is possible that the per share price of our common stock after a reverse stock split will not rise in proportion to the reduction in the number of shares of our common stock outstanding resulting from the reverse stock split, and the market price per post-reverse stock split share may not exceed or remain in excess of the $1.00 minimum bid price for a sustained period of time, and the reverse stock split may not result in a per share price that would attract brokers and investors who do not trade in lower priced stocks. Even if we effect the reverse stock split, the market price of our common stock may decrease due to factors unrelated to the stock split. In any case, the market price of our common stock may also be based on other factors which may be unrelated to the number of shares outstanding, including our future performance. If the reverse stock split is consummated and the trading price of the common stock declines, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of the reverse stock split. Even if the market price per post-reverse stock split share of our common stock remains in excess of $1.00 per share, we may be delisted due to a failure to meet other continued listing requirements, including Nasdaq requirements related to the minimum stockholders’ equity, the minimum number of shares that must be in the public float, the minimum market value of the public float and the minimum number of round lot holders.

A reverse stock split may decrease the liquidity of our common stock.

The liquidity of our common stock may be harmed by a reverse stock split given the reduced number of shares of common stock that would be outstanding after a reverse stock split, particularly if the stock price does not increase as a result of the reverse stock split. In addition, investors might consider the increased proportion of unissued authorized shares of common stock to issued shares to have an anti-takeover effect under certain circumstances, because the proportion allows for dilutive issuances which could prevent certain stockholders from changing the composition of the Board of Directors or render tender offers for a combination with another entity more difficult to successfully complete. The Board of Directors does not intend for a reverse stock split to have any anti-takeover effects.

Stockholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of our common stock.

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

Certain recent initial public offerings of companies with public floats comparable to the anticipated public float of the Company have experienced extreme volatility that was seemingly unrelated to the underlying performance of the respective company. We have in the past, and may in the future experience similar volatility, which may make it difficult for prospective investors to assess the value of our common stock.

In addition to the risks addressed below under the heading “— Our common stock prices have been, and may continue to be, volatile and could decline substantially following the date of this Report,” our common stock may be subject to extreme volatility that is seemingly unrelated to the underlying performance of our business. For example, since our common stock began trading on the Nasdaq Capital Market in connection with our IPO on March 20, 2023, the trading price of our common stock has traded as high as $4.37 and as low as $0.256 per share. The trading price of our common stock is expected to continue to be volatile, and our common stock may be subject to rapid and substantial price volatility. Such volatility, including any stock-run up, may be unrelated to our actual or expected operating performance, financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our common stock. There have been recent instances of extreme stock price run-ups followed by rapid price declines following public offerings, particularly among companies with relatively smaller public floats, and we expect that such instances may continue and/or increase in the future. Contributing to this risk of volatility are a number of factors. First, our common stock is likely to be more sporadically and thinly traded than that of larger, more established companies. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction, which may cause our stock price to deviate, potentially significantly, from a price that better reflects the underlying performance of our business. The price of our shares could, for example, decline precipitously in the event that a large number of our shares are sold in the market without commensurate demand (including as our IPO lockups expire – 12 months after the IPO (unless earlier waived in the discretion of the underwriter of the IPO)) as compared to a seasoned issuer that could better absorb those sales without an adverse impact on its stock price. Second, we are a speculative investment due to our limited operating history, not being profitable, and not expecting to be profitable in the near term. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a larger, more established company that has a relatively large public float.

Many of these factors are beyond our control and may decrease the market price of our securities. Such volatility, including any stock run-ups, may be unrelated or disproportionate to our actual or expected operating performance and financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our shares.

Furthermore, the stock market in general, and the market for men’s wellness product companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, as well as general economic, political and market conditions such as recessions, or changes in inflation or interest rates, may seriously affect the market price of our securities, regardless of our actual operating performance. As a result of this volatility, investors may experience losses on their investment in our common stock. A decline in the market price of our common stock also could adversely affect our ability to issue additional shares of common stock or other securities and our ability to obtain additional financing in the future. No assurance can be given that an active market in our common shares will develop or be sustained. If an active market does not develop, holders of our common stock may be unable to readily sell the shares they hold or may not be able to sell their shares at all.

Our common stock prices have been, and may continue to be, volatile and could decline substantially following the date of this Report.

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

If our stock price fluctuates after the offering, you could lose a significant part of your investment.

The market price of our common stock could be subject to wide fluctuations in response to, among other things, the risk factors described in this Report, and other factors beyond our control, such as fluctuations in the valuation of companies perceived by investors to be comparable to us For example, since our common stock began trading on the Nasdaq Capital Market in connection with our IPO on March 20, 2023, the trading price of our common stock has traded as high as $4.37 and as low as $0.256 per share. Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political, and market conditions, such as recessions, interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock. In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

Future sales of our common stock, other securities convertible into our common stock, or preferred stock could cause the market value of our common stock to decline and could result in dilution of your shares.

Our Board of Directors is authorized, without your approval, to cause us to issue additional shares of our common stock or to raise capital through the creation and issuance of preferred stock, other debt securities convertible into common stock, options, warrants and other rights, on terms and for consideration as our Board of Directors in its sole discretion may determine. Additionally, pursuant to the Resale Prospectus, we registered the resale of an aggregate of 4,765,000 shares of common stock, which shares of common stock are available for immediate resale in the public market (which number includes 2,000,000 shares of common stock issuable upon the exercise of warrants, of which 975,500 shares of common stock remain issuable thereunder as of the date of this Report). An additional (a) 87,500 shares of common stock are issuable upon exercise of outstanding warrants to purchase shares at $5.00 per share, which were issued in connection with the IPO; and (b) 322,000 shares of common stock are issuable upon exercise of outstanding warrants to purchase shares at $0.375 per share, which were issued in connection with the Follow On Offering. Sales of substantial amounts of our common stock or of preferred stock could cause the market price of our common stock to decrease significantly. We cannot predict the effect, if any, of future sales of our common stock, or the availability of our common stock for future sales, on the value of our common stock. Sales of substantial amounts of our common stock by large shareholders, or the perception that such sales could occur, may adversely affect the market price of our common stock.

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

The issuance and sale of common stock upon exercise of outstanding warrants may cause substantial dilution to existing shareholders and may also depress the market price of our common stock. Outstanding warrants to purchase shares of our common stock have cashless exercise rights.

As of the date of this Report, we had a total of 1,385,000 warrants outstanding with a weighted average exercise price of $1.11 per share and term ranging from August 16, 2027 through January 19, 2029. If the holders of the warrants choose to exercise the warrants, it may cause significant dilution to the then holders of our common stock. If exercises of the warrants and sales of such shares issuable upon exercise thereof take place, the price of our common stock may decline. In addition, the common stock issuable upon exercise of the warrants may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of our stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. If the share volume of our common stock cannot absorb shares sold by the warrant holders, then the value of our common stock will likely decrease.

A total of 409,500 of the warrants discussed above (which have an exercise price of $5.00 per share (87,500) and $0.375 (322,000)) currently allow for cashless exercise rights. In a ‘cashless exercise’, the holder reduces the number of shares of common stock issuable upon exercise of the warrants in amount equal to the aggregate value of the exercise price of the exercised warrants. For example, if our common stock was trading at $2.00 per share and a holder desires to exercise warrants to purchase 100 shares of common stock with an exercise price of $1.00 per share on a cashless basis, the number of shares of common stock issuable to the holder upon such exercise would be reduced by 50 shares, equal in value to $100 ($2.00 per share x 50 shares), and the holder would receive 50 shares of common stock upon such exercise. We do not receive any cash upon a cashless exercise and as such, while a cashless exercise reduces the dilution which would otherwise exist upon a warrant exercise, it is also not as beneficial to us, as it does not bring in any new investment proceeds. Additionally, holders of warrants with cashless exercise provisions may be more likely to exercise their warrants as they do not have to come out of pocket with any cash exercise payments.

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

Global economic conditions continue to be volatile and uncertain due to, among other things, consumer confidence in future economic conditions, fears of recession and trade wars, the price of energy, fluctuating interest rates, the availability and cost of consumer credit, the availability and timing of government stimulus programs, levels of unemployment, increased inflation, tax rates, and the war between Ukraine and Russia which began in February 2022, and has continued through the date of this Report, as well as the current ongoing war between Hamas and Israel, which began in October 2023, and has continued through the date of this Report. These conditions remain unpredictable and create uncertainties about our ability to raise capital in the future. In the event required capital becomes unavailable in the future, or more costly, it could have a material adverse effect on our business, future results of operations, and financial condition.

Our business may be materially and adversely disrupted by epidemics or pandemics in the future, including COVID-19.

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

Economic uncertainty may affect consumer purchases of discretionary items, which may affect demand for our products.

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

For all of the foregoing reasons and others set forth herein, an investment in our securities involves a high degree of risk.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

The Company understands the importance of preventing, assessing, identifying, and managing material risks associated with cybersecurity threats. Cybersecurity processes to assess, identify and manage risks from cybersecurity threats have been incorporated as a part of the Company’s overall risk assessment process. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws.

We have processes in place to identify, assess and monitor material risks from cybersecurity threats, including the material risks of the Company. These processes are part of our overall enterprise risk management process and have been embedded in our operating procedures, internal controls and information systems. On a regular basis we implement into our operations these cybersecurity processes, technologies, and controls to assess, identify, and manage material risks. Cybersecurity risks related to our business, technical operations, privacy and compliance issues are identified and addressed through a multi-faceted approach including third party assessments, IT security, governance, risk and compliance reviews. To defend, detect and respond to cybersecurity incidents, we, among other things, have developed cybersecurity measures for our technology platform that include a variety of safety measures.

The Company’s technology platform and application is hosted on Amazon Web Services (AWS) with a Virtual Desktop Infrastructure (VDI) and operates on Linux. The application architecture is designed with security as a priority, leveraging AWS’s robust infrastructure. We utilize an Amazon Relational Database Service (AWS RDS) for data storage, which resides within a private network to safeguard sensitive information. Only the front-end interface is exposed to the internet via port 80, while the rest of the application stack remains shielded behind AWS’s firewall. This setup effectively blocks unauthorized external access, ensuring that only legitimate user requests reach our application.

To further enhance security and prevent data breaches, our platform mandates the use of a .pem file for any connection to services within the platform, adding an extra layer of authentication. All client-server communications are encrypted using SSL (Secure Socket Layer), which ensures that all data transmitted over the internet is secure and protected from interception. Additionally, we employ AWS Shield for defense against Distributed Denial of Service (DDoS) attacks, which are increasingly common threats to online platforms. This comprehensive approach to security ensures that our platform remains resilient against attacks, protecting both our infrastructure and our users’ sensitive information.

Moreover, the communication between the front-end and backend components of our platform is secured with security tokens, which prevent unauthorized access and ensure that only authenticated requests are processed. Personal information required for integrations with external systems is encrypted using hash algorithms, further securing data at rest and in transit. These security practices highlight our commitment to maintaining the confidentiality, integrity, and availability of user data. Our adherence to best security practices and utilization of AWS’s advanced security features showcase our platform as a secure and reliable solution for customers seeking privacy and protection while purchasing sensitive health-related products.

Incidents are evaluated to determine materiality as well as operational and business impact, and reviewed for privacy impact.

We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or customers, or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation” included as part of our risk factor disclosures at Item 1A of this Annual Report on Form 10-K.

Cybersecurity is an important part of our risk management processes and an area of focus for our Board and management.

Our Chief Operating Officer and our Director of E-Commerce are responsible for the oversight of risks from cybersecurity threats. The Board receives information and updates periodically with respect to the effectiveness of our cybersecurity and information security framework, data privacy and risk management. The Board will also be provided updates on any material incidents relating to information systems security and cybersecurity incidents.

As of and for the year ended December 31, 2023, there have been no cybersecurity incidents that have materially affected the Company’s business strategy, results of operations, or financial condition.

Item 2. Properties.

On September 28, 2022, and with an effective date of October 1, 2022, the Company entered into a Lease Agreement with Rox Trep Tollway, L.P. (the “Landlord”) to lease and occupy approximately 2,201 square feet of office space located at 15110 N. Dallas Parkway, Suite 600, Dallas, Texas 75248 to serve as the Company’s main headquarters (the “Lease Agreement”). The Lease Agreement has a term of 38 months (through December 31, 2025) and has a monthly base rent of $0 for the second month; $5,778, or $31.50 per square foot, for months 1 and 3-18 and increases at the rate of $1 per square foot per annum thereafter until the end of the lease term (the “Base Rent”). In addition to the Base Rent, the Company is required to reimburse the landlord for its pro-rata share of all real estate taxes and assessments, hazard and liability insurance and common area maintenance costs for the building at the rate of 2.45% (the “Proportionate Rent”). Upon the execution of the Lease Agreement, the Company agreed to prepay the first full month’s Base Rent along with a security deposit equal to $16,942. The lease includes an option to extend the lease for an additional period of 36 calendar months at market.

We believe our facilities are sufficient to meet our current needs and that suitable space will be available as and when needed. We do not own any real property.

Item 3. Legal Proceedings.

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us or contemplated to be brought against us. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Those claims, even if lacking merit, could result in the expenditure by us of significant financial and managerial resources. We may become involved in material legal proceedings in the future.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is presently traded on The Nasdaq Capital Market under the symbol “MGRX”. As of the date of this filing we had 22,969,500 shares of common stock issued and outstanding.

Holders

According to the records of our transfer agent, as of the date of this Report, there were approximately 34 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees, or other fiduciaries.

Dividends

We have never paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for use in our business. Consequently, we do not anticipate paying any cash dividends in the foreseeable future. The payment of dividends in the future will depend upon our results of operations, as well as our short-term and long-term cash availability, working capital, working capital needs, and other factors as determined by our Board of Directors. Currently, except as may be provided by applicable laws, there are no contractual or other restrictions on our ability to pay dividends if we were to decide to declare and pay them.

Recent sales of unregistered securities

There have been no sales of unregistered securities during the quarter ended December 31, 2023, and from the period from January 1, 2024 to the filing date of this Report, except as set forth below:

On October 10, 2023, we entered into a Consulting Agreement with Luca Consulting, LLC (“Luca”), to provide certain management and consulting services to the Company during the term of the agreement, which is for three months unless otherwise earlier terminated due to breach of the agreement by either party. In consideration for agreeing to provide the services under the agreement, the Company issued 200,000 shares of the Company’s restricted common stock upon the parties’ entry into the agreement and to pay Luca $15,000 in cash, payable as follows: (a) $5,000 on the signing of the agreement; (b) $5,000 on the tenth of each month throughout the remainder of the agreement. The Service Agreement includes customary indemnification obligations requiring the Company to indemnify Luca and its affiliates with regard to certain matters. The shares were valued at $0.63 per share for a total of $126,000.

On January 10, 2024, we renewed a Consulting Agreement with Luca Consulting, LLC (“Luca”), to provide certain management and consulting services to the Company during the term of the agreement, which is for three months unless otherwise earlier terminated due to breach of the agreement by either party. In consideration for agreeing to provide the services under the agreement, the Company issued 200,000 shares of the Company’s restricted common stock upon the parties’ entry into the agreement and to pay Luca $15,000 in cash, payable as follows: (a) $5,000 on the signing of the agreement; (b) $5,000 on the tenth of each month throughout the remainder of the agreement. The Service Agreement includes customary indemnification obligations requiring the Company to indemnify Luca and its affiliates with regard to certain matters. The shares were valued at $0.28 per share for a total of $56,000.

On January 11, 2024, we entered into a Consulting Agreement with First Level Capital (“First Level”), to provide certain management and consulting services to the Company during the term of the agreement, which is for six months unless otherwise earlier terminated due to breach of the agreement by either party. In consideration for agreeing to provide the services under the agreement, the Company issued an initial 250,000 shares of the Company’s restricted common stock upon the parties’ entry into the agreement, an additional 250,000 shares of the Company’s restricted common stock before the end of the term of the agreement and to pay First Level $60,000 in cash, payable as follows: (a) $60,000 on the signing of the agreement; (b) $60,000 on the approval by the Company. The Service Agreement includes customary indemnification obligations requiring the Company to indemnify First Level and its affiliates with regard to certain matters. The initial shares were valued at $0.28 per share for a total of $70,000.

On March 21, 2024, we entered into Amendment to the of January 10, 2024 consulting agreement with Luca Consulting, LLC (“Luca”)extending the agreement for an additional 6 months (the “Luca Amendment”). In consideration for entering into the Luca Amendment, the Company issued 500,000 shares of the Company’s restricted common stock upon the parties’ entry into the Luca Amendment and agreed to continue to pay Luca $5,000 in in cash on the tenth of each month throughout the remainder of the agreement. The shares were valued at $0.1975 per share for a total of $98,750. The issuance described above was exempt from registration pursuant to Section 4(a)(2), and/or Rule 506 of Regulation D of the Securities Act, since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale, we took take appropriate measures to restrict transfer, and the recipient was (a) an “accredited investor”; and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

The issuances described above were exempt from registration pursuant to Section 4(a)(2), and/or Rule 506 of Regulation D of the Securities Act, since the foregoing issuances did not involve a public offering, the recipienst took the securities for investment and not resale, we took take appropriate measures to restrict transfer, and the recipients were (a) “accredited investors”; and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

Recent sales of unregistered securities during the quarter ended December 31, 2023

None.

Issuer Repurchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

The following discussion of the Company’s historical performance and financial condition should be read together with the consolidated financial statements and related notes in “Item 8. Financial Statements and Supplemental Data” of this Report. This discussion contains forward-looking statements based on the views and beliefs of our management, as well as assumptions and estimates made by our management. These statements by their nature are subject to risks and uncertainties, and are influenced by various factors. As a consequence, actual results may differ materially from those in the forward-looking statements. See “Item 1A. Risk Factors” of this Report for the discussion of risk factors and see “Cautionary Statement Regarding Forward-Looking Statements” for information on the forward-looking statements included below.

The following discussion is based upon our financial statements included elsewhere in this Report, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies.

Introduction

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Key Performance Indicators. Indicators describing our performance for the periods presented.

●	Plan of Operations. A description of our plan of operations for the next 12 months including required funding.

●	Results of Operations. An analysis of our financial results comparing the years ended December 31, 2023 and 2022.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

●	Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

See also “Glossary of Industry Terms” above for information on certain of the terms used below.

Plan of Operations

We had working capital of $0.7 million as of December 31, 2023. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we currently anticipate the need for additional funding in order to continue our operations at their current levels and to pay the costs associated with being a public company for the next 12 months. We may also require additional funding in the future to expand or complete acquisitions.

Our plan for the next 12 months is to continue using the same marketing and management strategies and continue providing a quality product with excellent customer service while also seeking to expand our operations organically or through acquisitions as funding and opportunities arise. As our business continues to grow, customer feedback will be integral in making small adjustments to improve products and our overall customer experience.

We are headquartered in Dallas, Texas and intend to grow our business both organically and through identifying acquisition targets over the next 12 months in the technology, health and wellness space, funding permitting. Specifically, we plan to continue to make additional and ongoing technology enhancements to our platform, further develop, market and advertise additional men’s health and wellness related products on our telemedicine platform, and identify strategic acquisitions that complement our vision. As these opportunities arise, we will determine the best method for financing such acquisitions and growth which may include the issuance of debt instruments, common stock, preferred stock, or a combination thereof, all of which may result in significant dilution to existing shareholders.

We may seek additional funding in the future through equity financings, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. We may not be able to obtain financing on acceptable terms or at all. The terms of any financing may adversely affect the holdings or rights of our shareholders and/or create significant dilution. Although we continue to pursue these plans, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continued operations, if at all.

Results of Operations

Comparison of the Year Ended December 31, 2023 and 2022

Revenues

We began generating revenues in November 2022 and had revenues of $731,493 and $8,939 for the years ended December 31, 2023 and 2022, respectively.

Cost of Revenues

We had cost of revenues of $154,900 and $4,089 for the years ended December 31, 2023 and 2022, respectively, relating to amounts paid to Epiq Scripts, a related party, 51% owned and controlled by Jacob D. Cohen, our Chairman and Chief Executive Officer, which entity provides us pharmacy and compounding services, resulting in gross profit of $431,501 and $4,850 for the years ended December 31, 2023 and 2022, respectively. The related party cost of revenues was associated with the Master Services Agreement entered into with Epiq Scripts and a related statement of work and the remaining cost of revenues was attributed to the amounts paid to our unrelated party doctors network and shipping expenses.

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

Operating Expenses and Net Loss

We had total general and administrative expenses of $9,608,409 and $1,996,432 and imputed interest expense of $0 and $6,473 (which represented imputed interest on the related party loans which were repaid as discussed below under “Liquidity and Capital Resources”) for the years ended December 31, 2023 and 2022, respectively, resulting in a net loss of $9,212,417 and $1,998,055, respectively, for the years ended December 31, 2023 and 2022.

The increase in general administration expenses for the years ended December 31, 2023 and 2022, compared to the prior period, was due primarily to (a) stock-based compensation totaling $2,155,144 and $774,153 (including a total of $1,530,651 and $540,065 attributed to stock issued for services and $624,463 and $234,088 attributed to stock-based compensation from issuances of options and warrants), respectively, which increase was due to us having issued less stock for compensation during the 2022 period; (b) advertising and marketing expenses in the amount of $2,097,505 and $352,860, for the years ended December 31, 2023 and 2022, respectively, related to us increasing our advertising and marketing costs in the 2023 period as we ramped up our marketing efforts in connection with the expansion of our operations; (c) legal fees of $327,055 and $231,799, for the years ended December 31, 2023 and 2022, respectively, mainly related to legal fees in connection with our initial public offering and related matters; (d) placement agent fees of $496,000 and $160,000, for the years ended December 2023 and 2022, respectively, relating to fees paid to our placement agent in connection with our private placement and initial public offering; (e) salaries and benefits of $914,115 and $164,941 for the years ended December 31, 2023 and 2022, respectively, which increased due to the engagement of new employees as we ramped up our operations in the current period; (f) accounting and auditing fees of $121,330 and $44,500, for the years ended December 2023 and 2022, respectively, which was in connection with fees paid to our accountants and auditors in connection with the preparation of the financial statements for our initial public offering , quarterly reviews, and annual filing; (g) general consulting related expenses of $585,729 and $622,331, for the years ended December 31, 2023 and 2022, respectively, related to other various consulting fees paid in connection with our operations in the current period; and (h) software development fees of $434,490 and $72,440 for the years ended December 2023 and 2022, respectively, related to the front and backend development of our website in the current period. Software development expenses are integral to customers accessing our ordering system and successfully placing an order for our products. We had not yet implemented our online ordering in the first nine months of 2022.

Liquidity and Capital Resources

As of December 31, 2023, we had $739,006 of cash on-hand, compared to $682,860 of cash on-hand of December 31, 2022. We also had $60,953 of prepaid expenses, related party, relating to amounts funded to Epiq Scripts, which is 51% owned and controlled by Jacob D. Cohen, our Chairman and Chief Executive Officer, $18,501 of inventory; $96,129 of property and equipment, net, consisting of computers, office and custom product packaging equipment, $16,942 of security deposit, representing the security deposit on our leased office space and $119,262 of right of use asset in connection with our office space lease. Cash increased mainly due to funds raised in the IPO and Follow On Offering, offset by cash used for general operating expenses.

As of December 31, 2023, the Company had total current liabilities of $276,039, consisting of $140,765 of accounts payable and accrued liabilities, $6,595 of payroll tax liabilities, and $63,718 of right-of-use liability, operating lease, current portion. We also had $64,961 of right-of-use liability, long-term.

As of December 31, 2023, we had $1,050,793 in total assets, $276,039 in total liabilities, working capital of $0.6 million and a total accumulated deficit of $11,.

We have mainly relied on related party loans, as well as funds raised through the sale of securities, mainly through the private placement offering, our IPO and our Follow On Offering, each discussed below, and revenues generated from sales of our Mango ED and Mango GROW products, to support our operations since inception. We have primarily used our available cash to pay operating expenses. We do not have any material commitments for capital expenditures.

We have experienced recurring net losses since inception. We believe that we will continue to incur substantial operating expenses in the foreseeable future as we continue to invest to bring our Mango ED and Mango GROW products to market and to attract customers, expand the product offerings and enhance technology and infrastructure. These efforts may prove more expensive than we anticipate, and we may not succeed in generating commercial revenues or net income to offset these expenses. Accordingly, we may not be able to achieve profitability, and we may incur significant losses for the foreseeable future. Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of December 31, 2023. As of December 31, 2023, our current capital resources, combined with the net proceeds from the offering, are not expected to be sufficient for us to fund operations for the next 12 months. We need to raise funding in addition to the funding raised in our IPO and Follow On Offering, to support our operations in the future. We may also seek to acquire additional businesses or assets in the future, which may require us to raise funding. We currently anticipate such funding being raised through the offering of debt or equity. Such additional financing, if required, may not be available on favorable terms, if at all. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our shareholders experiencing significant dilution. If such financing is unavailable, we may be forced to curtail our business plan, which may cause the value of our securities to decline in value  .

To support our existing operations or any future expansion of business, including the ability to execute our growth strategy, we must have sufficient capital to continue to make investments and fund operations. We have plans to pursue an aggressive growth strategy for the expansion of operations through marketing to attract new customers for our Mango ED and Mango GROW products.

Cash Flows

	Year ended December 31, 2023	Year ended December 31, 2022
Cash provided by (used in):
Operating activities	$(6,997,375)	$(1,346,518)
Investing activities	(3,519)	(43,102)
Financing activities	7,057,040	2,047,930
Net increase in cash	$56,146	$660,310

Net cash used in operating activities was $6,997,375 for the year ended December 31, 2023, which was mainly due to $9,212,417 of net loss, offset by $1,530,651 of common stock issued for services, $624,463 for options vested for stock-based compensation.

Net cash used in operating activities was $1,346,518 for the year ended December 31, 2022, which was mainly due to $1,998,055 of net loss offset by $540,065 of common stock issued for services and $234,088 for options vested for stock-based compensation.

Net cash used in investing activities was $3,519 for the year ended December 31, 2023, compared to $43,102 for the year ended December 31, 2022, which were due to the purchase of equipment.

Net cash provided by financing activities was $7,057,040 for the year ended December 31, 2023, which was mainly due to $6,200,000 of funds raised in the IPO and Follow On Funding and $1,024,500 in proceeds from the exercise of warrants, offset by repayments of notes payable of $78,260 and repayments of related party notes payable of $89,200.

Net cash provided by financing activities was $2,049,930 for the year ended December 31, 2022, which was mainly due to $2,000,000 of proceeds from the sale of common stock in our private offering, discussed below.

Related Party Loans and Advances

On December 10, 2021, the Company received an advance of $70 from ZipDoctor, Inc., a wholly-owned subsidiary of its then sole shareholder, American International, which was used to open and establish the Company’s bank account. The advance bears no interest and is due on demand upon the Company’s ability to repay the advance from either future revenues or investment proceeds. The amount owed to ZipDoctor was $70 as of December 31, 2021. Imputed interest equal to 8% per annum, or $0, was recorded against the related party advance as of December 31, 2021. The amount was paid in full on May 24, 2022 and the amount owed to ZipDoctor was $0 as of December 31, 2022.

On December 10, 2021 and March 18, 2022, the Company received advances of $39,200 and $50,000, respectively, for a total of $89,200 from its previous majority shareholder, American International, in order to cover various general and administrative expenses. The amount owed to American International was $39,200 as of December 31, 2021. Imputed interest equal to 8% per annum, or $181, was recorded against the related party advance as of December 31, 2021. Other than the imputed interest discussed above, the advances bear no interest and are due on demand upon the Company’s ability to repay the advances from either future revenues or investment proceeds. Pursuant to the terms of the June 16, 2022, SPA discussed below, on June 16, 2022, Cohen Enterprises also acquired the right to be repaid the $89,200 advanced from American International to the Company.

On June 16, 2022, American International entered into and closed the transactions contemplated by a Stock Purchase Agreement (the “SPA”), with Cohen Enterprises, Inc. (“Cohen Enterprises”), which entity is owned by Jacob D. Cohen, the Chairman and Chief Executive Officer of the Company, who is also the majority shareholder of the Company. Pursuant to the SPA, American International sold 8,000,000 shares of the outstanding common stock of the Company which represented 80% of the then outstanding shares of common stock of the Company, to Cohen Enterprises in consideration for $90,000, which was approximately the same amount that had been advanced to the Company from American International through the date of the SPA ($89,200). Cohen Enterprises also acquired the right to be repaid the $89,200 advanced from American International to the Company, from the Company, pursuant to the terms of the SPA. As a result of the closing of the SPA, Cohen Enterprises increased its ownership of the Company to 90% (with the remaining 10% of the Company then being owned by Mr. Arango (or former President and Director), as discussed above), and American International completely divested its interest in the Company.

On June 29, 2022, the Company received an advance of $25,000 from Cohen Enterprises, which is owned by Mr. Cohen, the Chairman and Chief Executive Officer of the Company, who is also the majority shareholder of the Company, in order to cover various general and administrative expenses. The Company repaid Cohen Enterprises $25,000 on August 18, 2022 and the remaining $89,200 on April 4, 2023, bringing the total amount owed to Cohen Enterprises to $0 as of December 31, 2023. The Company further recorded a credit of $6,473 towards imputed interest, as other income (previously calculated at a rate of 8% per annum) against the related party advances for the year ended December 31, 2023.

On November 18, 2022, the Company entered into a Secured Installment Promissory Note with a vendor for the purchase of equipment in the amount of $78,260 (the “Note Payable”). The note bears no interest unless an event of default occurs, and then it bears interest at the rate of 10% per annum until paid in full. The Note Payable was payable in installments, requiring payments of $5,000 on each of January 1, 2023, February 1, 2023, and March 1, 2023, with a $31,630 payment due on April 1, 2023 and a final payment due on May 1, 2023. The January 1 and March 1, 2023 payments were timely made and on March 23, 2023, the Company elected to pay off the remaining balance of $63,260. The outstanding balance on December 31, 2022 was $78,260 and as of December 31, 2023, was $0.

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

Initial Public Offering

On March 23, 2023, we consummated our IPO of 1,250,000 shares of common stock at a price to the public of $4.00 per share, pursuant to that certain Underwriting Agreement, dated March 20, 2023, between the Company and Boustead Securities, LLC, as representative of several underwriters named in the Underwriting Agreement. The Company received gross proceeds of approximately $5 million, before deducting underwriting discounts and commissions and estimated offering expenses payable by the Company upon the sale of the shares. In connection with the IPO, the Company also granted Boustead a 45-day option to purchase up to an additional 187,500 shares of its common stock, which expired unexercised.

At the same time, and as part of the same registration statement, but pursuant to a separate prospectus the Company registered the sale of 4,765,000 shares of common stock, including 2,000,000 shares of common stock issuable upon the exercise of outstanding warrants to purchase shares of common stock with an exercise price of $1.00 per share, of which warrants to purchase 975,500 shares of common stock remain outstanding, and unexercised, as of the date of this Report.

As additional consideration in connection with the IPO, we granted Boustead, the representative of the underwriters named in the Underwriting Agreement for the IPO, warrants to purchase 87,500 shares of common stock with an exercise price of $5.00 per share, which are exercisable beginning six months after the effective date of the registration statement filed in connection with the IPO (March 20, 2023) and expire five years after such effectiveness date.

At the same time, and as part of the same registration statement, but pursuant to a separate prospectus (the “Resale Prospectus”) the Company registered the sale of 4,765,000 shares of common stock, including 2,000,000 shares of common stock issuable upon the exercise of outstanding warrants to purchase shares of common stock with an exercise price of $1.00 per share, of which warrants to purchase 975,500 shares of common stock remain outstanding and unexercised.

As additional consideration in connection with the IPO, upon the closing of the IPO, we granted Boustead, the representative of the underwriters named in the Underwriting Agreement for the IPO, warrants to purchase 87,500 shares of common stock with an exercise price of $5.00 per share, which are exercisable beginning six months after the effective date of the registration statement filed in connection with the IPO (March 20, 2023) and expire five years after such effectiveness date.

Follow On Offering

On December 15, 2023, we entered into another underwriting agreement (the “Underwriting Agreement”) with Boustead, as representative of the underwriters named on Schedule 1 thereto (the “Underwriters”), relating to a public offering of 4,000,000 shares of the Company’s common stock to the Underwriters at a purchase price to the public of $0.30 per share and also granted to the Underwriters a 45-day option to purchase up to 600,000 additional shares of its common stock, solely to cover over-allotments, if any, at the public offering price less the underwriting discounts.

The Follow On Offering closed on December 19, 2023. As a result, the Company sold 4,000,000 shares of its common stock for total gross proceeds of $1.2 million.

The net proceeds to the Company from the Offering, after deducting the underwriting discounts and commissions and offering expenses, were approximately $1.0 million. The Company used the net proceeds from the Offering to finance the marketing and operational expenses associated with the planned marketing of its Mango ED and GROW hair growth products, to develop and maintain software, and for working capital and other general corporate purposes.

We and our directors, executive officers, and shareholders holding 5% or more of our outstanding common stock previously agreed, in connection with our IPO, subject to certain exceptions and without the approval of Boustead, not to offer, issue, sell, contract to sell, encumber, grant any option for the sale of or otherwise dispose of any of our securities until March 20, 2024, and any directors or officers who did not enter into a lock-up agreement in connection with our IPO entered into a lock-up agreement in connection with the Follow On Offering, agreeing to not to offer, issue, sell, contract to sell, encumber, grant any option for the sale of or otherwise dispose of any of our securities for a period of 90 days after December 14, 2023.

On December 19, 2023, pursuant to the Underwriting Agreement, the Company issued a common stock purchase warrant to Boustead for the purchase of 280,000 shares of common stock at an exercise price of $0.38, subject to adjustments. The warrant is exercisable at any time and from time to time, in whole or in part, until December 14, 2029, and may be exercised on a cashless basis.

On January 18, 2024, the Underwriters notified the Company that they were exercising their over-allotment option in full to purchase an additional 600,000 shares of common stock, which sale closed on January 22, 2024. The net proceeds to the Company from the sale of the 600,000 shares of common stock, after deducting underwriting discounts and expenses, was approximately $160,000. Inclusive of the full exercise of the over-allotment option, a total of 4,600,000 shares of common stock were issued and sold in the Offering.

On January 22, 2024, pursuant to the Underwriting Agreement, the Company also issued a common stock purchase warrant to Boustead for the purchase of 42,000 shares of common stock at an exercise price of $0.375, subject to adjustments. The warrant is exercisable at any time and from time to time, in whole or in part, until December 14, 2028, and may be exercised on a cashless basis.

Need for Future Funding

As discussed above, our current capital resources, combined with the net proceeds from the offering, are not expected to be sufficient for us to fund operations for the next 12 months. We believe we will need funding in addition to the funding raised in our IPO and Follow On Offering, to support our operations in the future. We may also seek to acquire additional businesses or assets in the future, which may require us to raise funding. We currently anticipate such funding, if required, being raised through the offering of debt or equity. Such additional financing, if required, may not be available on favorable terms, if at all. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our shareholders experiencing significant dilution. If such financing is unavailable, we may be forced to curtail our business plan, which may cause the value of our securities to decline in value.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses. “Note 2 – Summary of Significant Accounting Policies” to the audited financial statements included under “Index to Financial Statements,” below describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies and estimates have a higher degree of inherent uncertainty and require significant judgments. Accordingly, actual results could differ from those estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: (1) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and (2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our financial statements are fairly stated in accordance with GAAP and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Share-Based Compensation – Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the shorter of period the employee or director is required to perform the services in exchange for the award or the vesting period. ASC 718 also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. Pursuant to ASC 505-50, for share-based payments to non-employees, compensation expense is determined at the “measurement date.” The expense is recognized over the service period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date. Additionally, we used this same methodology when determining the fair value of our restricted common stock issuances to managers and other related parties.

Estimating the Fair Value of Common Stock – We are required to estimate the fair value of the common stock underlying our stock-based awards and warrants when performing the fair value calculations using the Black-Scholes option pricing model

Our determination of the fair value of stock options with time-based vesting on the date of grant utilizes the Black-Scholes option pricing model, and is impacted by our common stock price as well as other variables including, but not limited to, expected term that options will remain outstanding, expected common stock price volatility over the term of the option awards, risk-free interest rates and expected dividends. Estimating the fair value of equity-settled awards as of the grant date using valuation models, such as the Black-Scholes option pricing model, is affected by assumptions regarding a number of complex variables. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop.

Warrants – In accordance with ASC 480, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement in its own shares. The Company classifies as liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) give the counterparty a choice of net-cash settlement or settlement in shares.

The Company accounts for its currently issued warrants in conjunction with the Company’s ordinary shares in permanent equity. These warrants are indexed to the Company’s stock and meet the requirements of equity classification as prescribed under ASC 815-40. Warrants classified as equity are initially measured at fair value, and subsequent changes in fair value are not recognized so long as the warrants continue to be classified as equity. The value of the warrant is based on accepted valuation procedures and practices that rely substantially on the third-party professional’s use of numerous assumptions and its consideration of various factors that are relevant to the operation of the Company.

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

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

In August 2020, the FASB issued Accounting Standards Update (“ ASU”) 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40)” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2020-06 on its financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

MANGOCEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Mangoceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mangoceuticals, Inc. as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Mangoceuticals, Inc. as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 9 to the financial statements, the entity has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Mangoceuticals, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Mangoceuticals, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Turner, Stone & Company, L.L.P.

We have served as Mangoceuticals, Inc.’s auditor since 2023.

Dallas, Texas

April 1, 2024

Mangoceuticals, Inc.

Balance Sheets

	December 31, 2023	December 31, 2022
CURRENT ASSETS
Cash and cash equivalents	$739,006	$682,860
Inventory	18,501	-
Prepaid expenses - related party	60,953	11,745
TOTAL CURRENT ASSETS	818,460	694,605

FIXED ASSETS
Property and equipment, net of accumulated depreciation of $28,752 and $3,863	96,129	117,499
TOTAL FIXED ASSETS	96,129	117,499

OTHER ASSETS
Deposits	16,942	16,942
Right of use - asset	119,262	174,241
TOTAL OTHER ASSETS	136,204	191,183
TOTAL ASSETS	$1,050,793	$1,003,287

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$140,765	$33,675
Payroll tax liabilities	6,595	2,717
Notes payable to related parties	-	89,200
Notes payable	-	78,260
Right-of-use liability - operating lease	63,718	56,725
TOTAL CURRENT LIABILITIES	211,078	260,577
LONG-TERM LIABILITIES
Right-of-use liability - operating lease	64,961	128,680
TOTAL LONG-TERM LIABILITIES	64,961	128,680

TOTAL LIABILITIES	276,039	389,257

COMMITMENTS AND CONTINGENCIES (SEE NOTE 10)

STOCKHOLDERS’ EQUITY
Common stock (par value $0.0001, 200,000,000 shares authorized, of which 21,419,500 and 13,365,000 shares issued and outstanding as of December 31, 2023 and 2022, respectively)	2,142	1,337
Additional paid in capital	12,000,785	2,628,449
Accumulated deficit	(11,228,173)	(2,015,756)
TOTAL STOCKHOLDERS’ EQUITY	774,754	614,030

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,050,793	$1,003,287

The accompanying notes are an integral part of these financial statements.

Mangoceuticals, Inc.

Statements of Operations

	For The Year	For The Year
	Ended	Ended
	December 31, 2023	December 31, 2022

Revenues
Revenues	$731,493	$8,939

Cost of revenues	154,900	4,089
Cost of revenues - related party	145,092	-
Gross profit	431,501	4,850

Operating expenses
General and administrative expenses	3,319,417	1,643,572
Salary and benefits	977,890	-
Advertising and marketing	2,097,505	352,860
Investor relations	1,100,465	-
Stock based compensation	2,155,114	-
Total operating expenses	9,650,391	1,996,432

Loss from operations	(9,218,890)	(1,991,582)

Other (income) expense
Other income	(6,473)	-
Imputed interest - related party	-	6,473
Total other (income) expense	(6,473)	6,473

Loss before income taxes	(9,212,417)	(1,998,055)

Income taxes	-	-

Net loss	$(9,212,417)	$(1,998,055)

Basic and diluted loss per share
Basic and diluted loss per share	$(0.57)	$(0.19)

Weighted average number of shares outstanding
Basic and diluted	16,113,029	10,798,083

The accompanying notes are an integral part of these financial statements.

MANGOCEUTICAL, INC.

Statement of Changes in Stockholders' Equity (Deficit)

For the Years Ended December 31, 2023 and 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2021	8,000,000	$800	$181	$(17,701)	$(16,720)

Issuance of common stock for services	3,365,000	337	539,728	-	540,065

Issuance of units for cash	2,000,000	200	1,999,800	-	2,000,000

Options and warrants vested for services	-	-	234,088	-	234,088

Warrants for services cancelled	-	-	(151,821)	-	(151,821)

Imputed interest	-	-	6,473	-	6,473

Net loss	-	-	-	(1,998,055)	(1,998,055)

Balance, December 31, 2022	13,365,000	$1,337	$2,628,449	$(2,015,756)	$614,030

Issuance of common stock for services	1,780,000	178	1,530,473	-	1,530,651

Issuance of common stock for cash	5,250,000	525	6,199,475	-	6,200,000

Imputed interest related party loan repayment	-	-	(6,473)	-	(6,473)

Options and warrants vested for services	-	-	624,463	-	624,463

Warrants exercised	1,024,500	102	1,024,398	-	1,024,500

Net loss	-	-	-	(9,212,417)	(9,212,417)

Balance, December 31, 2023	21,419,500	2,142	12,000,785	(11,228,173)	774,754

The accompanying notes are an integral part of these financial statements.

MANGOCEUTICALS, INC.

Statements of Cash Flows

	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,212,417)	$(1,998,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24,889	3,863
Issuance of common stock for services	1,530,651	540,065
Imputed interest expense	-	6,473
Other income	(6,473)	-
Options vested for stock-based compensation	624,463	234,088
Warrants for service cancelled	-	(151,821)
(Increase) decrease in operating assets:
Rent Deposits	-	(16,942)
Inventory	(18,501)	-
Prepaid expenses – related party	(49,208)	(11,745)
Operating lease right of use asset	54,979	(174,241)
(Decrease) increase in operating liabilities:
Accounts payable and accrued liabilities	107,090	33,675
Operating lease right of use liabilities	(56,726)	185,405
Payroll tax liabilities	3,878	2,717
NET CASH USED IN OPERATING ACTIVITIES	(6,997,375)	(1,346,518)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(3,519)	(43,102)
NET CASH USED IN INVESTING ACTIVITIES	(3,519)	(43,102)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on notes payable to related parties	-	75,000
Repayment on notes payable	(78,260)	-
Repayment on notes payable - related parties	(89,200)	(25,070)
Proceeds from exercise of warrants	1,024,500	-
Proceeds from sales of common stock for cash	6,200,000	2,000,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,057,040	2,049,930

NET INCREASE IN CASH AND CASH EQUIVALENTS	56,146	660,310

CASH AND CASH EQUIVALENTS:
Beginning of year	682,860	22,550
End of year	$739,006	$682,860

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

MANGOCEUTICALS, INC.

Notes to Financial Statements

Years Ended December 31, 2023 and 2022

NOTE 1 – ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Mangoceuticals, Inc. (“Mangoceuticals” or the “Company”), was incorporated in the State of a Texas on October 7, 2021, with the intent of focusing on developing, marketing, and selling a variety of men’s wellness products and services via a telemedicine platform. To date, the Company has identified men’s wellness telemedicine services and products as a growing sector in the most recent years and especially related to the areas of erectile dysfunction (“ED”), hair loss and testosterone replacement or enhancement therapies. In this regard, Mangoceuticals has developed and is commercially marketing a new brand of ED products under the brand name “Mango” and a new brand of hair loss products under the brand name “Grow.” These products are produced at a compounding pharmacy using a proprietary combination of U.S. Food and Drug Administration (“FDA”) approved ingredients and is available to patients on the determination of a prescribing physician that the compounded drug is necessary for the individual patient. Mangoceuticals is currently marketing and selling these branded ED and hair loss products exclusively online via its website at www.MangoRx.com.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The financial statements present the financial position, results of operations and cash flows of the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). All dollar amounts are rounded to the nearest thousand dollars.

Cash Equivalents

Highly liquid investments with original maturities of three months or less are considered cash equivalents. The Company maintains the majority of its cash accounts at a commercial bank. The Federal Deposit Insurance Corporation (“FDIC”) insures the total cash balance up to $250,000 per commercial bank. From time to time, cash in deposit accounts may exceed the FDIC limits, the excess would be at risk of loss for purposes of the statement of cash flows. There are no cash equivalents at December 31, 2023 and 2022

Income Taxes

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

Net Loss Per Common Share

We compute net loss per share in accordance with ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were 2,650,000 options, 1,343,000 warrants and no derivative securities outstanding as of December 31, 2023. There were 1,250,000 options, 2,000,000 warrants and no derivative securities outstanding as of December 31, 2022.

Use of Estimates and Assumptions

The preparation of financial statements in accordance with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results can, and in many cases will, differ from those estimates.

Fair Value of Financial Instruments

The Company measures its financial and non-financial assets and liabilities, as well as makes related disclosures, in accordance with FASB ASC 820, Fair Value Measurement (“ASC 820”), which provides guidance with respect to valuation techniques to be utilized in the determination of fair value of assets and liabilities. Approaches include, (i) the market approach (comparable market prices), (ii) the income approach (present value of future income or cash flow), and (iii) the cost approach (cost to replace the service capacity of an asset or replacement cost). ASC 820 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

The following tables summarize our financial instruments measured at fair value as of December 31, 2023 and 2022.

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$739,006	$-	$-
Total assets	739,006	-	-
Liabilities
Total liabilities	-	-	-
	$739,006	$-	$-

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3
Assets
Cash	$682,860	$-	$-
Total assets	682,860	-	-
Liabilities
Total liabilities	-	-	-
	$682,860	$-	$-

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

Concentration and Risks

The Company’s operations are subject to risks including financial, operational, regulatory and other risks including the potential risk of business failure. For the years ended December 31, 2023 and 2022, the Company had no significant revenue from continuing operations which were derived from a single or a few major customers.

Black-Scholes Option Pricing Model

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

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40) (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in US GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2020-06 on its financial statements.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement. Material related party transactions have been identified in Notes 3, 6 and 8 in the notes to financial statements.

Stock-Based Compensation

The Company recognizes compensation costs to employees under FASB ASC 718 Compensation - Stock Compensation (“ASC 718”). Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options and warrants. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option and warrant grant.

Revenue Recognition

The Company follows the provisions of ASC 606. Revenue from Contracts with Customer for recording and recognizing revenue from customers. The Company generates our online revenue through the sale of products and services purchased by customers directly through our online platform. Online revenue represents the sales of products and services on our platform, net of refunds, credits, and chargebacks, and includes revenue recognition adjustments recorded pursuant to US GAAP. Online revenue is generated by selling directly to consumers through our websites.

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

Inventories

Inventories are stated at the lower of cost or net realizable value with cost being determined on a first-in, first-out (“FIFO”) basis. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. During the years ended December 31, 2023 and 2022, there were no inventory write-downs.

Marketing and Advertising

The Company follows the policy of charging the costs of marketing and advertising to expense as incurred. The Company charged $2,097,505 and $352,860 towards marketing and advertising for the years ended December 31, 2023 and 2022, respectively.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of FASB ASC 855, Subsequent Events, for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued (see Note 12).

NOTE 3 – PREPAID EXPENSES-RELATED PARTIES

During the year ended December 31, 2023, and in association with the Master Services Agreement and Statement of Work with our related party Contracted Pharmacy, the Company prepays the related party Contracted Pharmacy as a retainer to be credited towards future product sales. As of December 31, 2023 and 2022, the balance was $60,953 and $11,745, respectively.

Additionally, the Company signed a lease agreement for office space, effective October 1, 2022, which included an initial security deposit of $16,942.

NOTE 4 – INVENTORY

During the years ended December 31, 2023 and 2022, the Company purchased inventories related to promotional merchandise intended to be sold online. As of December 31, 2023 and 2022, the inventory balance was $18,501 and $0, respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

During the year ended December 31, 2023, the Company acquired computers and office equipment totaling $3,519. Depreciation for the year ended December 31, 2023 and 2022 was $24,889 and $3,863, respectively. Total net property, plant and equipment was $96,129 and $117,499, as of December 31, 2023 and 2022, respectively.

	December 31, 2023	December 31, 2022

Computers	5,062	5,062
Equipment	119,819	116,300
Less accumulated depreciation:	(28,752)	(3,863)
Property and equipment, net	96,129	117,499

NOTE 6 – LOANS FROM RELATED PARTIES

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

On June 29, 2022, the Company received an advance of $25,000 from Cohen Enterprises in order to cover various general and administrative expenses. The Company repaid Cohen Enterprises $25,000 on August 18, 2022 bringing the total amount owed to Cohen Enterprises to $89,200 as of December 31, 2022. This amount was paid in full on April 4, 2023 and the amount owed to Cohen Enterprises was $0 and $89,200 as of December 31, 2023 and 2022, respectively. Previously recorded imputed interest equal to eight percent (8%) per annum, or a total of $8,232 against the related party advances, was canceled and reversed for the year ended December 31, 2023.

On December 10, 2021, the Company received an advance of $70 from ZipDoctor, Inc., a then wholly-owned subsidiary of its then majority shareholder, AMIH, which was used to open and establish the Company’s bank account. The advance bears no interest and is due on demand upon the Company’s ability to repay the advance from either future revenues or investment proceeds. The amount was paid in full on May 24, 2022 and the amount owed to ZipDoctor was $0 and $70 as of December 31, 2023 and 2022, respectively. Imputed interest at eight percent (8%) per annum on this advance was insignificant and therefore was not calculated, recorded or paid during the time the advance was outstanding from December 10, 2021 to May 24, 2022.

For additional information on related party prepaid expenses see Note 3.

NOTE 7 – NOTES PAYABLE

On November 18, 2022, the Company entered into a note payable with a vendor for the purchase of equipment in the amount of $78,260. The note bears no interest and was due in three payments of $5,000 each January 1, 2023 through March 1, 2023, a $31,630 payment on April 1, 2023 and a final payment on May 1, 2023 for the outstanding balance. The January 1 and March 1, 2023 payments were timely made and on March 23, 2023, the Company elected to pay off the remaining balance of $63,260. The outstanding balance as of December 31, 2023 and 2022 was $0 and 78,260, respectively.

NOTE 8 – CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of “blank check” preferred stock, $0.0001 par value. All preferred stock were undesignated as of December 31, 2023 and 2022.

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.0001 per share, of which 21,419,500 shares were issued and outstanding at December 31, 2023 and 13,365,000 were issued and outstanding at December 31, 2022.

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

On June 5, 2023, a warrant holder exercised private placement Warrants to purchase 25,000 shares of common stock with an exercise price of $1.00 per share in consideration for $25,000 in cash. The shares of common stock issuable upon exercise of the warrants were registered under the Securities Act.

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

On October 1, 2023, the Company executed a Summary of Terms and Conditions (“Consulting Agreement”) with Gene Johnston (“Johnston”) continuing his appointment as the Company’s Chief Financial Officer on a full-time basis for a term of 12 months. Pursuant to the Consulting Agreement, the Company issued Johnston 50,000 shares of the Company’s common stock and $2,000 per month. The Consulting Shares shall be issued under, and subject to the terms of, the Company’s 2022 Equity Incentive Plan.

On October 10, 2023, we entered into a Consulting Agreement with Luca Consulting, LLC (“Luca”), to provide certain management and consulting services to the Company during the term of the agreement, which is for three months unless otherwise earlier terminated due to breach of the agreement by either party. In consideration for agreeing to provide the services under the agreement, the Company issued 200,000 shares of the Company’s restricted common stock upon the parties’ entry into the agreement and to pay Luca $15,000 in cash, payable as follows: (a) $5,000 on the signing of the agreement; (b) $5,000 on the tenth of each month throughout the remainder of the agreement. The Service Agreement includes customary indemnification obligations requiring the Company to indemnify Luca and its affiliates with regard to certain matters. The shares were valued at $0.63 per share for a total of $126,000.

On November 1, 2023, we entered into an Influencer Agreement with Jason Szkup (“Scoop”) to promote its products or services through social media platforms and other online channels, In consideration for agreeing to provide the services under the agreement, the Company agreed to pay Scoop $10,000 in cash and issue 30,000 shares. The shares were valued at $0.58 per share for a total of $17,400. The Shares shall be issued under, and subject to the terms of, the Company’s 2022 Equity Incentive Plan.

On November 1, 2023, the Board of Directors appointed Dr. Douglas Christianson, ND (“Dr. Christianson”), an independent, non-Board member and non-Company employee, to the Advisory Board. In connection with Dr. Christianson’s appointment to the Advisory Board, the Company entered into an Advisor Agreement (the “Dr. Christianson Consulting Agreement”), with Dr. Christianson, whereby the Company agreed to issue Dr. Christianson 50,000 shares. The Shares shall be issued under, and subject to the terms of, the Company’s 2022 Equity Incentive Plan. The Company will reimburse Dr. Christianson for reasonable out-of-pocket expenses, including, without limitation, travel expenses incurred by him in connection with the Company’s requests of the performance of his duties to the Company in service on the Advisory Board. The shares were valued at $0.58 per share for a total of $29,000.

On November 15, 2023, we renewed a Consulting Agreement with PHX Global, LLC (“PHX”), which is owned by Peter “Casey” Jensen, who is a member of the Board of Directors of American International. Pursuant to the Consulting Agreement, PHX agreed to provide consulting and general business advisory services as reasonably requested by the Company during the term of the agreement, which was for 12 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued PHX 200,000 shares of restricted common stock. The agreement contains customary confidentiality and non-solicitation provisions. The shares were valued at $0.47 per share for a total of $94,000. PHX is a related party.

On December 11, 2023, the Company entered into a Marketing Agreement with Marius Pharmaceuticals (“Marius”) to market and sell KYZATREX®, an innovative FDA-approved oral Testosterone Replacement Therapy (TRT) product, under the program, ‘PRIME’ by MangoRx. During the Term, Marius grants to MangoRx a non-exclusive, non-transferable, royalty-free license to use the Marius Marks in the United States (the “Territory”) for the sole purpose of the Permitted Purpose. The term of the initial agreement is for two years, automatically renewable for successive one year terms, subject to certain performance targets as agreed upon each year. As consideration for the license granted herein, MangoRx shall issue to Marius one hundred thousand (100,000) shares of the Company’s common stock (the “Marius Shares”). The Marius Shares shall be issued to Marius upon signing of this Agreement and shall be deemed fully earned upon signing this Agreement. The shares were valued at $0.58 per share for a total of $58,000.

On December 19, 2023 the Company sold 4,000,000 shares of its common stock at a price of $0.30 per share to investors in connection with a follow on offering for gross proceeds of $1,200,000.

Options:

During the year ended December 31, 2022, the Company granted a total of 1,250,000 options to purchase shares of common stock of the Company, under the 2022 Plan, of which 750,000 were granted to Jacob Cohen, the Company’s CEO, and 500,000 were granted to Jonathan Arango, the Company’s then President and then COO, related to their respective employment agreement. The options have an exercise price of $1.10 per share, an original life of five years and vest at the annual renewal of their employment over three years.

On May 1, 2023, the Company granted 150,000 options to purchase shares of common stock of the Company, under the 2022 Plan to Amanda Hammer, the Company’s COO, related to her employment agreement. The options have an exercise price of $1.10 per share, an original life of five years and vest at the annual renewal of their employment over three years.

On December 28, 2023, the Company granted 1,250,000 options to purchase shares of common stock of the Company, under the 2022 Plan to Jacob Cohen, the Company’s CEO, related to his employment agreement. The options have an exercise price of $0.32 per share, an original life of five years and vested at the time of grant.

As of December 31, 2023 and 2022, $624,463 and $82,267, respectively, has been recorded and included as stock-based compensation expense on the statement of operations for the year-ended December 31, 2023 and within general and administrative expense for year-ended December 31, 2022. Mr. Cohen, Mr. Arango (former President and Director) and Ms. Hammer are related parties.

The following table summarizes common stock options activity: The following table summarizes common stock options activity:

	Options	Weighted Average Exercise Price
December 31, 2021	-	$-
Granted	1,250,000	1.10
Exercised	-	-
Expired	-	-
Outstanding, December 31, 2022	1,250,000	$1.10
Exercisable, December 31, 2022	133,333	$1.10

Granted	1,400,000	$0.40
Exercised	-	-
Expired	-	-
Outstanding, December 31, 2023	2,650,000	$0.73
Exercisable, December 31, 2023	1,812,500	$0.73

The weighted average exercise prices, remaining lives for options granted, and exercisable as of December 31, 2023 were as follows:

	Outstanding Options		Exercisable Options
Options Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$1.10	1,400,000	4.28	$1.10	562,500	$1.10
$0.32	1,250,000	5.00	$0.32	1,250,000	$0.32

As of December 31, 2023, the fair value of options outstanding was $573,202. The aggregate initial fair value of the options measured on the grant date of August 31, 2022, May 1, 2023 and December 28, 2023 was calculated using the Black-Scholes option pricing model based on the following assumption:

Fair Value of Common Stock on measurement date	$1.00 – 0.32
Risk free interest rate	3.83% - 3.30%
Volatility	232.05% 92.54%
Dividend Yield	0%
Expected Term	6.0 - 3.5

(1)	The risk-free interest rate was determined by management using the market yield on U.S. Treasury securities with comparable terms as of the measurement date.
(2)	The trading volatility was determined by calculating the volatility of the Company’s peer group.
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

As additional consideration in connection with the follow on offering, upon the closing of the follow on offering, we granted Boustead Securities, LLC, the representative of the underwriters named in the Underwriting Agreement for the secondary offering, warrants to purchase 280,000 shares of common stock with an exercise price of $0.38 per share, which are exercisable six months after the effective date of the registration statement filed in connection with the follow on offering (December 19, 2023) and expire five years after such effectiveness date. The fair value of the warrants on the grant date was $271,216.

As of December 31, 2023 and 2022, the fair value of warrants outstanding to investors was $852,480 and $581,264, respectively. Because the warrants vested immediately, the fair value was assessed on the grant date.

The following table summarizes common stock warrants activity:

	Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2021	-	$-
Granted	2,210,070	1.00
Exercised	-	-
Expired	-
Cancelled	(210,070)	1.00
Outstanding, December 31, 2022	2,000,000	1.00
Exercisable, December 31, 2022	2,000,000	$1.00

Granted	367,500	1.22
Exercised	(1,024,500)	1.00
Expired	-	-
Cancelled	-	-
Outstanding, December 31, 2023	1,343,000	1.43
Exercisable, December 31, 2023	1,343,000	$1.43

The weighted average exercise prices, remaining lives for warrants granted, and exercisable as of December 31, 2023, were as follows:

	Outstanding and Vested Warrants
Weighted Average Warrant Exercise Price Per Share	Shares	Life (Years)
$1.43	1,343,000	2.07

As of December 31, 2023, warrants to purchase 1,063,000 shares of common stock are outstanding and vested, and the vested stock warrants have a weighted average remaining life of 3.83 years.

Fair Value of Common Stock on measurement date	$0.37 - $0.97
Risk-free interest rate	From 2.95% to 4.00%
Volatility	From 81.92% to 169.22%
Dividend Yield	0%
Expected Term	5 years

(1)	The risk-free interest rate was determined by management using the market yield on U.S. Treasury securities with comparable terms as of the measurement date.
(2)	The trading volatility was determined by calculating the volatility of the Company’s peer group.
(3)	The Company does not expect to pay a dividend in the foreseeable future.

NOTE 9 – GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As reflected in the accompanying financials, the Company had a net loss of $9,212,417 for the year ended December 31, 2023 and an accumulated deficit of $11,228,173 as of December 31, 2023. The Company will need to raise additional capital to successfully execute its business plan of which there can be no assurance. The sources of this capital are expected to be the sale of equity and debt, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing shareholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues, our financial position, and liquidity, or force us to abandon our business plan. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Unless management is able to obtain additional financing, it is unlikely that the Company will be able to meet its funding requirements during the next 12 months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company may become a party to lawsuits involving various matters. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. The Company is not currently subject to any such litigation.

Operating Leases

The Company has a lease for an office in Dallas, Texas classified as operating leases under ASC 842.

On September 28, 2022, and with an effective date of October 1, 2022, the Company entered into a Lease Agreement with Rox Trep Tollway, L.P. (the “Landlord”) to lease and occupy approximately 2,201 square feet of office space located at 15110 Dallas Parkway, Suite 600, Dallas, Texas 75248 to serve as the Company’s main headquarters (the “Lease Agreement”). The Lease Agreement has a term of thirty-eight (38) months and has a monthly base rent of $5,777.63, or $31.50 per square foot, the from months 3-18 and increases at the rate of $1 per square foot per annum until the end of the lease term (the “Base Rent”). In addition to the Base Rent, the Company is required to reimburse the landlord for its pro-rata share of all real estate taxes and assessments, hazard and liability insurance and common area maintenance costs for the building at the rate of 2.45% (the “Proportionate Rent”). Upon the execution of the Lease Agreement, the Company agreed to prepay the first full month’s Base Rent along with a security deposit equal to $16,942.

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company used an estimated incremental borrowing rate of 8% to estimate the present value of the right-of-use liability.

The Company has right-of-use assets of $119,262 and operating lease liabilities of $128,679 as of December 31, 2023. Operating lease expense for the year ended December 31, 2023 was $65,274. The Company has recorded $0 in impairment charges related to right-of-use assets during the year ended December 31, 2023.

Maturity of Lease Liabilities at December 31, 2023	Amount
2024	$71,716
2025	67,589
Later years	-
Total lease payments	139,305
Less: Imputed interest	(10,626)
Present value of lease liabilities	$128,679

NOTE 11 - INCOME TAXES

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which significantly changed U.S. tax law. The Act lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018, while also imposing a deemed repatriation tax on previously deferred foreign income.

The Act also created a new minimum tax on certain future foreign earnings. The impact of the Act increased the Company’s deferred tax asset related to the Company’s net operating loss by approximately $9,212,417 and increased the Company’s valuation allowance by approximately $9,212,417 resulting in no impact to the Company’s financials.

We record tax positions as liabilities in accordance with ASC 740 and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the recognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2023, and 2022 we have not recorded any uncertain tax positions in our financial statements.

The effective US Federal Income Corporate Tax Rates for 2023 and 2022 are 21% and 21%, respectively.

The Company has net operating loss carryforwards of approximately $11,228,173 at December 31, 2023 that do not expire. However, utilization of these losses may be limited pursuant to Section 382 of the Internal Revenue Code due to subsequent stock issuances.

The Company has a deferred tax asset as shown in the following:

	Year Ending December 31, 2023	Year Ending December 31, 2022
Deferred Tax Asset	11,228,173	2,015,756
Valuation Allowance	(11,228,173)	(2,015,756)
Net Deferred Tax Asset	$—	$—

NOTE 12 – SUBSEQUENT EVENTS

On January 2, 2024, we entered into a Consulting Agreement with G&P General Consulting (“G&P”), Pursuant to the Consulting Agreement, G&P agreed to provide consulting and general business advisory services as it relates to the expansion of the Company’s products into additional international territory’s, including, but not limited to, the United Arab Emirates (UAE), China, Japan, Korea, and in certain regions of Asia and additional services as reasonably requested by the Company during the Term of this Agreement as reasonably requested by the Company during the term of the agreement, which was for 12 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued G&P 250,000 shares of restricted common stock. G&P will receive an additional 500,000 shares in 90 days, if the agreement is still in place. The Consulting Shares shall be issued under, and subject to the terms of, the Company’s 2022 Equity Incentive Plan. The agreement contains customary confidentiality and non-solicitation provisions. The shares were valued at $0.28 per share for a total of $70,000.

On January 10, 2024, we renewed a Consulting Agreement with Luca Consulting, LLC (“Luca”), to provide certain management and consulting services to the Company during the term of the agreement, which is for three months unless otherwise earlier terminated due to breach of the agreement by either party. In consideration for agreeing to provide the services under the agreement, the Company issued 200,000 shares of the Company’s restricted common stock upon the parties’ entry into the agreement and to pay Luca $15,000 in cash, payable as follows: (a) $5,000 on the signing of the agreement; (b) $5,000 on the tenth of each month throughout the remainder of the agreement. The Service Agreement includes customary indemnification obligations requiring the Company to indemnify Luca and its affiliates with regard to certain matters. The shares were valued at $0.28 per share for a total of $56,000.

On January 11, 2024, we entered into a Consulting Agreement with First Level Capital (“First Level”), to provide certain management and consulting services to the Company during the term of the agreement, which is for six months unless otherwise earlier terminated due to breach of the agreement by either party. In consideration for agreeing to provide the services under the agreement, the Company issued an initial 250,000 shares of the Company’s restricted common stock upon the parties’ entry into the agreement, an additional 250,000 shares of the Company’s restricted common stock before the end of the term of the agreement and to pay First Level $60,000 in cash, payable as follows: (a) $60,000 on the signing of the agreement; (b) $60,000 on the approval by the Company. The Service Agreement includes customary indemnification obligations requiring the Company to indemnify First Level and its affiliates with regard to certain matters. The initial shares were valued at $0.28 per share for a total of $70,000.

On January 18, 2024, the Underwriters in the follow-on offering notified the Company that they were exercising their over-allotment option in full to purchase an additional 600,000 shares of common stock, which sale closed on January 22, 2024. The net proceeds to the Company from the sale of the 600,000 shares of common stock, after deducting underwriting discounts and expenses, was approximately $160,000. Inclusive of the full exercise of the over-allotment option, a total of 4,600,000 shares of common stock were issued and sold in the follow-on offering.

On January 22, 2024, pursuant to the Underwriting Agreement, the Company also issued a common stock purchase warrant to the Representative for the purchase of 42,000 shares of its common stock at an exercise price of $0.375, subject to adjustments (the “Warrant”). The Warrant is exercisable at any time and from time to time, in whole or in part, until December 14, 2028, and may be exercised on a cashless basis. The Warrant also includes customary anti-dilution provisions and immediate piggyback registration rights with respect to the registration of the shares underlying the Warrant. The Warrant and the shares of common stock underlying the Warrant were registered as a part of the follow-on registration statement.

On March 21, 2024, we entered into Amendment to the of January 10, 2024 consulting agreement with Luca extending the agreement for an additional 6 months (the “Luca Amendment”). In consideration for entering into the Luca Amendment, the Company issued 500,000 shares of the Company’s restricted common stock upon the parties’ entry into the Luca Amendment and agreed to continue to pay Luca $5,000 in in cash on the tenth of each month throughout the remainder of the agreement. The shares were valued at $0.1975 per share for a total of $98,750.

On March 21, 2024, we entered into a Consulting Agreement with Zvonimir Moric (the “Zee”). Pursuant to the consulting agreement, Zee agreed to provide consulting and general business advisory services as it relates to making introductions to strategic partners to expand the sales of the Company’s products and additional services as reasonably requested by the Company during the Term of this Agreement as reasonably requested by the Company during the term of the agreement, which is for 12 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued Zee 150,000 shares of restricted common stock. The Consulting Shares were issued under, and subject to the terms of, the Company’s 2022 Equity Incentive Plan. The agreement contains customary confidentiality and non-solicitation provisions. The shares were valued at $0.1975 per share for a total of $29,625.

On March 1, 2024, the Company borrowed $37,500 from Ronin Equity Partners, which is owned and controlled by Jacob D. Cohen, the Company’s Chief Executive Officer and Chairman. The amount borrowed is payable on demand and does not accrue interest.

On March 18, 2024, the Company borrowed $50,000 from Cohen Enterprises, Inc. , which is owned and controlled by Jacob D. Cohen, the Company’s Chief Executive Officer and Chairman. The amount borrowed is payable on demand and does not accrue interest.

On March 25, 2024, at a Special Meeting of the stockholders of the Company, the stockholders of the Company approved a First Amendment to the Mangoceuticals, Inc. 2022 Equity Incentive Plan (“First Amendment” and the Mangoceuticals, Inc. 2022 Equity Incentive Plan, as amended by the First Amendment, the “2022 Plan”). The First Amendment was originally approved by the Board of Directors of the Company on February 26, 2024, subject to stockholder approval and the First Amendment became effective at the time of stockholder approval. The First Amendment increased the number of shares of common stock available for awards under the Incentive Plan, such that currently, subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of common stock, or a reorganization or reclassification of the Company’s common stock, the aggregate number of shares of common stock which may be issued pursuant to awards under the 2022 Plan is currently the sum of (i) 10,000,000, and (ii) an automatic increase on April 1st of each year for a period of nine years commencing on April 1, 2024 and ending on (and including) April 1, 2032, in an amount equal to the lesser of (x) ten percent (10%) of the total shares of common stock of the Company outstanding on the last day of the immediately preceding fiscal year; and (y) 2,000,000 shares of common stock; provided, however, that the Board may act prior to April 1st of a given year to provide that the increase for such year will be a lesser number of shares of common stock. This is also known as an “evergreen” provision. Notwithstanding the foregoing, no more than a total of 26,000,000 shares of common stock (or awards) may be issued or granted under the 2022 Plan in aggregate, and no more than 26,000,000 shares of common stock may be issued pursuant to the exercise of Incentive Stock Options.

Also at the Special Meeting, the stockholders approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of the Company’s issued and outstanding shares of our common stock, par value $0.0001 per share, by a ratio of between one-for-two to one-for-fifty inclusive, with the exact ratio to be set at a whole number to be determined by the Company’s Board of Directors or a duly authorized committee thereof in its discretion, at any time after approval of the amendment and prior to March 25, 2025. No formal determination has been made by the Board of Directors of the Company regarding the reverse stock split ratio, whether or not to move forward with a reverse stock split, or the timing thereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure controls and procedures

The Company’s Chief Executive Officer (the principal executive officer) and Chief Financial Officer (principal financial/accounting officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based upon such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2023, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by SEC rules for newly public companies.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report. On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act. Included in the Act is a provision that permanently exempts smaller public companies that qualify as either a Non-Accelerated Filer or Smaller Reporting Company from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

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

Item 9B. Other Information.

(a) The information and disclosures which are set forth above under “Part II, Item 5. Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities, Recent sales of Unregistered Securities”, are incorporated by reference into this “Item 9B. Other Information”, in their entirety, and shall serve as disclosure of such information pursuant to Item 3.02 of Form 8-K.

Additionally, because this Annual Report on Form 10-K is being filed within four business days from the date of the reportable events discussed below, we have elected to make the following disclosures in this Annual Report on Form 10-K instead of in a Current Report on Form 8-K under Items 3.03, 5.02 and 5.03, as applicable:

Item 3.03 Material Modification to Rights of Security Holders.

The information contained in Item 5.03 relating to the Series B Designation (as discussed in Item 5.03), below, is incorporated in this Item 3.03 by reference.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Resignation of Jonathan Arango

Effective on March 28, 2024, Jonathan Arango resigned as a member of the Board of Directors and as President and Secretary of the Company. Mr. Arango’s resignation was not the result of any disagreement with the Company on any matter relating to its operation, policies (including accounting or financial policies) or practices.

Item 5.03 Amendments to Designation of Incorporation or Bylaws; Change in Fiscal Year.

On March 28, 2024, the Company submitted for filing to the Secretary of State of Texas, a Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Mangoceuticals, Inc. (the “Series B Designation”), which has not been officially filed yet with the Secretary of State of Texas, but is expected to be filed effective on March 28, 2024, when the Secretary of State catches up to the filing in its queue, expected to be in the next two weeks.

No Series B Convertible Preferred Stock (“Series B Preferred Stock”) have been issued to date and no shares will be issued until the Series B Designation is filed with the Secretary of State of Texas.

The Series B Designation provides for the Series B Convertible Preferred Stock to have the following terms:

Series B Convertible Preferred Stock

The Series B Designation provides for the Series B Preferred Stock to have the following rights:

Dividend Rights. From and after the issuance date of the Series B Preferred Stock, each share of Series B Preferred Stock is entitled to receive, when, as and if authorized and declared by the Board of Directors of the Company, out of any funds legally available therefor, cumulative dividends in an amount equal to (i) the 10% per annum on the stated value (initially $1,100 per share)(the “Stated Value”) as of the record date for such dividend (as described in the Series B Designation), and (ii) on an as-converted basis, any dividend or other distribution, whether paid in cash, in-kind or in other property, authorized and declared by the Board of Directors on the issued and outstanding Common Shares in an amount determined by assuming that the number of shares of common stock into which such shares of Series B Preferred Stock could be converted on the applicable record date for such dividend or distribution.

Dividends payable pursuant to (i) above are payable quarterly in arrears, if, as and when authorized and declared by the Board of Directors, or any duly authorized committee thereof, to the extent not prohibited by law, on March 31, June 30, September 30 and December 31 of each year (unless any such day is not a business day, in which event such dividends are payable on the next succeeding business day, without accrual of interest thereon to the actual payment date), commencing on June 30, 2024.

Accrued dividends may be settled in cash, subject to applicable law, shares of common stock (valued at the closing price on the on the date the dividend is due) or in-kind, by increasing the stated value by the amount of the quarterly dividend.

Liquidation Preference. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “Liquidation”), the holders of the Series B Preferred Stock are entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to the Stated Value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due and owing, for each share of Series B Preferred Stock, before any distribution or payment shall be made to the holders of any junior securities, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of the Series B Preferred Stock shall be ratably distributed among the holders of the Series B Preferred Stock in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full. A Fundamental Transaction or Change of Control Transaction (each as described in the Series B Destination) are not deemed a Liquidation.

Conversion Rights. Each holder of Series B Preferred Stock may, at its option, convert its shares of Series B Preferred Stock (each a “Series B Conversion”) into that number of shares of common stock equal to the Stated Value of such share of Series B Preferred Stock, divided by the lesser of (x) $0.40, or (y) 90% of the average of the three lowest volume weighted average prices (“VWAPs”) during the ten trading days preceding and ending on and including the conversion date subject to adjustment as provided in the designation (the “Set Price” or the “Conversion Price”). Further, in no event shall the Conversion Price be less than $0.035, subject to adjustment in the designation or the mutual agreement of the holder and the Company (the “Floor Price”).

In the event the Company doesn’t comply with the terms of the designation and timely issue shares of common stock upon conversion to the holder, the Company is liable for damages in cash, as liquidated damages and not as a penalty, for each $5,000 of Stated Value of preferred shares being converted, $50 per trading day (increasing to $100 per trading day on the fifth trading day and increasing to $200 per trading day on the tenth trading day after such damages begin to accrue) for each trading day after the date due that the shares are delivered. The designation also provides for customary buy-in rights to the holders for failure of the Company to timely deliver conversion shares.

We agreed to reserve not less than 50 million shares to allow for conversion of the Series B Preferred Stock.

The Series B Designation includes a conversion limitation prohibiting any holder and their affiliates from converting the Series B Preferred Stock into common stock in the event that upon such conversion their beneficial ownership of the Company’s common stock would exceed 4.99%. The Series B Designation also includes a general restriction prohibiting the issuance of more than 19.99% of the Company’s outstanding shares under certain agreements whereby the Series B Preferred Stock is expected to be issued, without the Company’s stockholders approving such issuance(s) under Nasdaq Rule 5635(b).

The Conversion Price is subject to anti-dilutive rights in the event that the Company issues any shares of common stock or common stock equivalents with a value less than the then conversion price, subject to certain customary exceptions for equity plan issuances, securities already outstanding, and certain strategic acquisitions, subject to the Floor Price.

Voting Rights. The Series B Preferred Stock have no voting rights, except in connection with the protective provisions discussed below.

Redemption Rights. The Series B Preferred Stock has no redemption rights.

Protective Provisions. So long as any shares of Series B Preferred Stock are outstanding, the Company cannot without first obtaining the approval of the holders of a majority of the then outstanding shares of Series B Preferred Stock, voting together as a class:

(a) Amend any provision of the Series B Designation;

(b) Increase or decrease (other than by redemption or conversion) the total number of authorized shares of Series B Convertible Preferred Stock;

(c) Amend the Certificate of Formation of the Company (including by designating additional series of Preferred Stock) in a manner which adversely affects the rights, preferences and privileges of the Series B Preferred Stock;

(d) Effect an exchange, or create a right of exchange, cancel, or create a right to cancel, of all or any part of the shares of another class of shares into shares of Series B Preferred Stock; or

(e) Alter or change the rights, preferences or privileges of the shares of Series B Preferred Stock so as to affect adversely the shares of such series.

Additionally, so long as any Series B Preferred Stock shares remain outstanding, neither the Company nor any subsidiary thereof shall redeem, purchase or otherwise acquire, directly or indirectly, any junior securities; pay any dividends (other than on Series B Preferred Stock), or enter into any variable rate transaction.

Events of Default. An “Event of Default” under the Series B Designation include the occurrence of any of the events described below:

a) if at any time the Common Stock is no longer DWAC eligible;

b) a registration statement of the Company is not filed within sixty (60) days of the date Series B Preferred Stock is first issued;

c) the Company fails to obtain stockholder approval of the issuance of more than 20% of the Company’s outstanding common stock in connection with the sale of certain securities within one hundred twenty (120) days of the first sale thereof;

d) the Company shall fail to deliver shares issuable upon a conversion prior to the fifth trading day after such shares are required to be delivered;

e) the Company shall fail to have available a sufficient number of authorized and unreserved common stock shares to issue to any holder upon a conversion completed under the Series B Designation;

f) the Company shall fail to observe or perform any other covenant, agreement or warranty contained in, or otherwise commit any breach of any documents entered into in connection with the sale of Series B Preferred Stock, and such failure or breach shall not, if subject to the possibility of a cure by the Company, have been cured within 10 business days after the date on which written notice of such failure or breach shall have been delivered;

g) the Company shall redeem junior securities or pari passu securities;

h) the Company shall be party to a Change of Control Transaction (as defined in the designation);

i) the Company shall enter bankruptcy;

j) any monetary judgment, writ or similar final process shall be entered or filed against the Company, any subsidiary or any of their respective property or other assets for more than $500,000 (provided that amounts covered by the Company’s insurance policies are not counted toward this $500,000 threshold), and such judgment, writ or similar final process shall remain unvacated, unbonded or unstayed for a period of thirty (30) trading days;

k) the electronic transfer by the Company of common stock shares through the Depository Trust Company is no longer available or is subject to a ‘freeze” and/or “chill”, which continues for a period of five trading days; or

l) the common shares shall cease trading on an approved trading market, and such failure shall continue for a period of five trading days.

Following an Event of Default, (a) the dividend rate for any dividends to be issued automatically increases to 18% per annum beginning on the date of the Event of Default; (b) the Stated Value increases automatically by an amount equal to 17.5% of the Stated Value as of the date of the Event of Default; and (c) the conversion price of the Series B Preferred Stock is adjusted to the lesser of (i) the then applicable conversion price and (ii) a price per share equal to sixty five percent (65%) of the average of the three lowest trading prices for the Company’s common stock during the twenty (20) trading days preceding the relevant conversion, subject to the Floor Price.

Negative Covenants: As long as any shares of Series B Preferred Stock are outstanding, unless a simple majority of holders of the Series B Preferred Stock have otherwise given prior written consent, the Company shall not, and shall not permit any of the subsidiaries to, directly or indirectly:

a) amend its charter documents, including, without limitation, its certificate of incorporation and bylaws, in any manner that materially and adversely affects any rights of any holder;

b) repay, repurchase or offer to repay, repurchase or otherwise acquire more than a de minimis number of common stock, common stock equivalents or junior securities, other than as to (i) certain pre-approved purchases agreed to by the holders of the Series B Preferred Stock and (ii) the repurchase common shares or common share equivalents of departing officers and directors of the Company, provided that such repurchases shall not exceed an aggregate of $100,000 for all officers and directors for so long as the Series Preferred Stock are outstanding;

c) pay cash dividends or distributions on junior securities of the Company;

d) enter into any transaction with any affiliate of the Company which would be required to be disclosed in any public filing with the SEC, unless such transaction is made on an arm’s-length basis and expressly approved by a majority of the disinterested directors of the Company (even if less than a quorum otherwise required for board approval);

e) redeem any junior securities or pay any dividends (other than on the Series B Preferred Stock); or

f) enter into any agreement with respect to any of the foregoing.

Redemption Rights. At any time while the Series B Preferred Stock are outstanding, and on any date following stockholder approval of the issuance of more than 20% of the Company’s common stock upon conversion of the Series B Preferred Stock, the Company has the right to redeem fifty (50%) of the Stated Value then outstanding, and an additional fifty (50%) percent of the Stated Value then outstanding upon the written consent of the holders of the Series B Preferred Stock (each, the “Company Optional Redemption Amount”) on the Company Optional Redemption Date (each as defined below) (a “Company Optional Redemption”). If redeemed within ninety (90) calendar days from the date of issuance, the Series B Preferred Stock shares subject to redemption shall be redeemed by the Company in cash at a price (the “Company Optional Redemption Price”) equal to 110% of the Stated Value being redeemed as of the Company Optional Redemption Date, plus all accrued but unpaid dividends and all other amounts due to a holder, if any. If redeemed within ninety-one (91) calendar days after the date of issuance, but no later than one hundred twenty (120) calendar days from the date of issuance, the Series B Preferred Stock subject to redemption shall be redeemed by the Company in cash at a Company Optional Redemption Price equal to 115% of the Stated Value being redeemed as of the Company Optional Redemption Date, plus all accrued but unpaid dividends and all other amounts due to holders, if any. If redeemed after one hundred twenty (120) calendar days from the date of issuance, the Series B Preferred Stock subject to redemption shall be redeemed by the Company in cash at a Company Optional Redemption Price equal to 120% of the Stated Value being redeemed as of the Company Optional Redemption Date, plus all accrued but unpaid dividends and all other amounts due to any holder, if any. The Company may deliver only one Company Optional Redemption Notice and such Company Optional Redemption Notice shall be irrevocable.

The Company may not deliver a Company Optional Redemption Notice, and any Company Optional Redemption Notice delivered by the Company shall not be effective, unless all of the Equity Conditions have been met on each trading day during the period beginning on the date notice of the redemption is provided and ending on the redemption date, which cannot be less than 10 nor more than 20 days.

“Equity Conditions” means, during the period in question: (a) the Company shall have duly honored all conversions scheduled to occur or occurring by virtue of one or more notices of conversion of the applicable holder on or prior to the dates so requested or required, if any; (b) the Company shall have paid all liquidated damages and other amounts owing to the applicable holder in respect of the preferred shares; (c) (i) there is an effective registration statement or Rule 144 can be relied upon pursuant to which either: (A) the Company may issue conversion shares [except in the case of a redemption, where only the shares being redeemed are subject to this requirement]; or (B) the holders are permitted to utilize the prospectus thereunder to resell all of the common shares issuable pursuant to certain transaction documents (and the Company believes, in good faith, that such effectiveness will continue uninterrupted for the foreseeable future); or (ii) all of the conversion shares issuable pursuant to the applicable transaction documents may be resold pursuant to Rule 144 without volume or manner-of-sale restrictions or current public information requirements as determined by the counsel to the Company as set forth in a written opinion letter to such effect, addressed and acceptable to the transfer agent and the affected holders; or (iii) all of the conversion shares may be issued to the holder pursuant to Section 3(a)(9) of the Securities Act and immediately resold without restriction; (d) the common shares are trading on a trading market and all of the common shares issuable pursuant to the applicable transaction documents are listed or quoted for trading on such trading market (and the Company believes, in good faith, that trading of the common shares on a trading market will continue uninterrupted for the foreseeable future); (e) there is a sufficient number of authorized, but unissued and otherwise unreserved, common shares for the issuance of all of the shares then issuable pursuant to the applicable transaction documents; (f) the issuance of the common shares in question to the applicable holder would not violate the beneficial ownership limitation set forth in the designation; (g) there has been no public announcement of a pending or proposed Fundamental Transaction or Change of Control Transaction that has not been consummated; (h) the applicable holder is not in possession of any information provided by the Company, any of its subsidiaries, or any of their officers, directors, employees, agents or affiliates, that constitutes, or may constitute, material non-public information.

The information above does not constitute an offer to sell or a solicitation of an offer to buy any of the Series B Preferred Stock or any shares of common stock potentially issuable upon conversion of the Series B Preferred Stock nor shall there be any sale of Series B Preferred Stock (or shares issuable upon conversion thereof) in any state or other jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such state. Such Series B Preferred Stock (and the common stock issuable upon conversion thereof) have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements

(b) Rule 10b5-1 Trading Plans. During the quarter ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth information with respect to persons who are serving as directors and executive officers of the Company as of April 1, 2024.

Name	Position	Age	Director Since
Jacob D. Cohen	Chairman and Chief Executive Officer	45	October 2021
Eugene M. Johnston	Chief Financial Officer	60	—
Amanda Hammer	Chief Operating Officer	38	—
Lorraine D’Alessio	Director	44	October 2022
Alex P. Hamilton	Director	51	October 2022
Dr. Kenny Myers	Director	57	October 2022

Business Experience

The following is a brief description of the education and business experience of our directors and executive officers.

Jacob D. Cohen – Chairman and Chief Executive Officer

Jacob Cohen is a serial entrepreneur, corporate finance and executive management professional with over 20 years of investment banking and capital markets experience having started and growing multiple companies in various industry sectors including marketing, advertising, healthcare, IT and financial services. Prior to founding the Company, Mr. Cohen was the co-founder and managing partner of several boutique investment bank and strategic advisory firms where he advised both early and later stage companies in raising capital in the form of debt and/or equity and in both private and public markets.

Prior to his experiences in investment banking, Mr. Cohen served as the Chief Financial Officer of The Renewed Group, Inc., a manufacturer, wholesaler and retailer of eco-friendly and sustainable apparel primarily made from recycled textiles and under the brand name REUSE JEANS from 2010 through the end of 2013. Further, Mr. Cohen served from 2008 through 2010 as Executive Vice President and Controller of Metiscan, Inc., a publicly-traded company, and as the President and Chief Executive Officer of one of its subsidiaries, Shoreline Employment Services, Inc. During his tenure at Metiscan, Mr. Cohen was instrumental in restructuring, reorganizing and operating the company and its five subsidiaries, and successfully raised over $8 million in equity financing for growth capital. Mr. Cohen also spearheaded the company’s financial audit process and managed its various filings with the SEC.

From 2007 through 2008, Mr. Cohen served as the Chief Operating Officer of Artfest International, which he assisted in taking public at the end of 2007. Throughout his career, Mr. Cohen was involved in starting many new ventures, including The AdvertEyes Network, a digital signage advertising company where he served as founder and CEO. Other positions include investment advisor and institutional equity research analyst for Solomon Advisors and Huberman Financial, securities broker-dealers, from 2003 through 2005, and investment banker for Allegiance Capital, a middle market investment bank specializing on mergers and acquisitions, from 2005-2007. Mr. Cohen holds a Bachelor of Arts in International Economics and Finance from Brandeis University in Waltham, Massachusetts.

Mr. Cohen has served as Chief Executive Officer of the Company since October 2021, as a director from October 2021 to present, and as Chairman from September 2022 to present. Mr. Cohen also currently serves as a director of American International, a publicly-traded company which was the majority owner and parent to Epiq Scripts, LLC prior to February 15, 2023, and which is the former sole owner of the Company, having fully divested its ownership in June 2022. Mr. Cohen served as Chief Executive Officer and President of American International from April 2019 to March 2023. Cohen also serves as Chief Executive Officer of Ronin Equity Partners, Inc., a private investment company, which role he has held since August 2016. Mr. Cohen also serves the Chief Executive Officer of Cohen Enterprises, Inc., a private investment company, which position he has held since November 2013. Since February 15, 2023, Mr. Cohen has owned 51% of and controlled, Epiq Scripts. Mr. Cohen has served as the co-Manager of Epiq Scripts since January 2022.

We believe that Mr. Cohen’s extensive background in investment banking, public company management and corporate finance makes him well qualified to serve on the Board of Directors.

Eugene M. Johnston – Chief Financial Officer

Mr. Johnston has served as Chief Financial Officer of the Company since October 2022. Since February 2015, Mr. Johnston has served as Audit Manager for Greentree Financial Group, Inc., an accounting and auditing firm. From August 1999 to September 2014, Mr. Johnston served as Chief Executive Officer of Peoplesway.com, Inc., a skincare and nutritional products company, and from August 1999 to present, Mr. Johnston has served as a member of the Board of Directors of Peoplesway.com, Inc. From January 1999 to July 1999, Mr. Johnston served as Chief Executive Officer of RMC Group, Inc., a skincare and nutritional products company. Prior to that, from April 1987 to January 1989, Mr. Johnston served as Vice President of Sales Administration at WeCare Distributors, Inc., a skincare and nutritional products company. Mr. Johnston received a Bachelor’s in Science in Business Administration from the University of North Carolina Charlotte.

Amanda Hammer – Chief Operating Officer

Mrs. Hammer has served as the Company’s Chief Operating Officer since May 2023 and as director of e-Commerce from October 2022 to May 2023. Prior to that, she served in various roles with D Magazine Partners, a media/publishing company, including Chief Operating Officer (December 2021 to September 2022); Audience Development and Digital Operations Director (July 2019 to November 2021); and Audience Development Director (August 2018 to June 2019). From February 2018 to July 2018, Mrs. Hammer served as a Sales Consultant with Liberty Mutual insurance. From October 2014 to October 2017, Mrs. Hammer served as Director of Membership and Product Development at McKissock LLC, a professional development / e-learning company. Prior to that, from August 2008 to September 2014, she served as Training and Membership Director at The Institute for Luxury Home Marketing, a real estate / professional association. Mrs. Hammer obtained dual Bachelor of Arts degrees (i) with a concentration in Graphic Design, and (ii) in Communication Studies, from the University of Iowa. She has also obtained a Negotiation and Leadership Certificate from Harvard Law School. She is a member of the Texas Women’s Foundation and the MetroTex Young Professionals Network.

Independent Directors

Lorraine D’Alessio – Director

Lorraine D’Alessio was elected as a director of the Company effective October 14, 2022. From January 2022 to March 2023, Ms. D’Alessio has served as a member of the Board of Directors and member of the Audit Committee of the Board of Directors of American International.

Since 2010, Ms. D’Alessio has served as CEO and Managing Partner at D’Alessio Law Group, PLC, a law firm in Beverly Hills, California which provides immigration and entertainment law services. In that capacity, she has provided counsel to entertainment agencies, unions, private companies, academic institutions, tech startups, entrepreneurs and enterprises including: Next Models, Food Network, SubPac, Pepperdine University, ACTRA, New York Film Academy, Plug and Play, Expert Dojo, and 500 Startups.

Ms. D’Alessio was named the 2017 Leader in Law by the Los Angeles Business Journal and is the recipient of the 2018 Enterprising Woman Award. Since 2016, Ms. D’Alessio has also served on the board of directors of Artists for Change, a non-profit organization which focuses on creating high impact film, television, and multimedia projects to inspire individuals, organizations, and communities to bring about positive social change.

From 2005 to 2007, Ms. D’Alessio served as a policy analyst and advisor for the government of Ontario, Canada.

Ms. D’Alessio received her Bachelor’s degree in International Relations from the University of Toronto in 2005, a Master’s of Public Policy in Public Policy Administration from Queen’s University, in Kingston, Ontario in 2006, and a Juris Doctorate degree from Southwestern Law School in Los Angeles, California in 2010.

The Board of Directors believes that Ms. D’Alessio is well qualified to serve on the Board of Directors because of her legal expertise and extensive knowledge of corporate governance and controls.

Alex P. Hamilton – Director

Alex P. Hamilton was elected as a director of the Company effective October 14, 2022.

In April 2016, Mr. Hamilton founded Hamilton Laundry, a boutique laundromat that serves high-end luxury commercial companies, and has served as its chief executive officer since then. He has also served as Chief Executive Officer of Hamilton Strategy Group, Inc., a consulting firm, since November 2014. Mr. Hamilton is also the Co-Founder of Donald Capital LLC, a FINRA registered investment banking firm, and has served as its president since May 2019. Since May 2021, Mr. Hamilton has served as a member of the Board of Directors, the Chairman of the Audit Committee and member of the Corporate Governance and Nominating Committee of Addentax Group Corp. (ATXG:Nasdaq), an integrated service provider focusing on garment manufacturing, logistics service, property management and subleasing, and epidemic prevention supplies. From February 2017 to July 2019, Mr. Hamilton served as Chief Financial Officer of Hemp Logic, Inc. From December 2018 to February 2019, Mr. Hamilton served as the Interim Chief Financial Officer of ChineseInvestors.com, Inc. From December 2020 to July 2021, Mr. Hamilton served as a non-executive Board Member, Chairman of the Audit Committee and Member of the Nominating and Compensation Committee of Meiwu Technology Co., LTD (WNW:Nasdaq). Mr. Hamilton, served as the Chief Financial Officer and Director of CBD Biotech, Inc. from November 2018 to February 2021. From January 2015 to May 2019, Mr. Hamilton served as Senior Managing Director of Consilium Global Research. From November 2013 to November 2014, Mr. Hamilton was the president of Kei Advisors. From November 2012 to November 2013, Mr. Hamilton served as Senior Director of FTI Consulting, a management consulting company. Prior to that, Mr. Hamilton served as managing director of Early Bird Capital (August 2010 to September 2012) and Jesup & Lamont (July 2007 to February 2010), and as a Vice President of The Benchmark Company (February 2006 to July 2007). Mr. Hamilton holds his Series 7, 24 and 63 licenses. Mr. Hamilton received a Batchelor’s Degree in Economics from Brandeis University in Waltham, Massachusetts.

The Board of Directors believes that Mr. Hamilton is well qualified to serve on the Board of Directors because of his extensive business knowledge, public company experience and experience serving in various positions with investment management firms.

Dr. Kenny Myers – Director

Dr. Kenny Myers was elected as a director of the Company effective October 14, 2022. From January 2022 to March 2023, Dr. Myers has served as a member of the Board of Directors and Audit Committee of American International.

Since March 2020, Dr. Myers has served as VP of Business Development for Living Fit Nation, Inc., a corporate wellness provider which designs and implements customized employee health and wellness programs for corporations around the United States. From March 2012 to February 2020, Dr. Myers worked as VP of Business Development at One Health Medical Systems, LLC, an integrated health services provider, where he was responsible for overseeing the planning, development and execution of the organization’s marketing and advertising initiatives. From May 1998 to March 2012, Dr. Myers was CEO of Texas Physicians Network, a healthcare management company where he was responsible for the marketing and management of several urgent care centers, medical clinics and other related healthcare facilities.

Dr. Myers received his Bachelor of Science degree in Microbiology from Oklahoma University in 1989, and a Doctor of Chiropractic Degree from Parker University in Dallas, Texas in 1996.

The Board of Directors believes that Dr. Myers is well qualified to serve on the Board of Directors because of his background in the health services industry and his experience in business marketing and development.

Terms of Office of Officers and Directors

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until December 31, 2024, one fiscal year following our listing on Nasdaq. The term of office of our directors will expire at our first annual meeting of shareholders, subject to re-nomination and reappointment to the board by our shareholders.

Our officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint persons to the offices set forth in our Bylaws as it deems appropriate. Our Bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the Board of Directors.

Corporate Governance

Family Relationships among Directors and Officers

There are no family relationships among our directors and executive officers.

Arrangements between Directors and Officers

To our knowledge, there is no arrangement or understanding between any of our officers or directors and any other person, including directors, pursuant to which the officer was selected to serve as an officer or director.

Involvement in Certain Legal Proceedings

None of our executive officers or directors has been involved in any of the following events during the past ten years: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being a named subject to a pending criminal proceeding (excluding traffic violations and minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law; (5) being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any Federal or State securities or commodities law or regulation; (ii) any law or regulation respecting financial institutions or insurance companies, including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (6) being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section (1a)(40) of the Commodity Exchange Act), or any equivalent exchange, association, entity, or organization that has disciplinary authority over its members or persons associated with a member.

Board Leadership Structure

Our Board of Directors has the responsibility for selecting the appropriate leadership structure for the Company. In making leadership structure determinations, the Board of Directors considers many factors, including the specific needs of the business and what is in the best interests of the Company’s shareholders. Our current leadership structure is comprised of a combined Chairman of the Board and Chief Executive Officer (“CEO”), Mr. Jacob D. Cohen. The Board of Directors believes that this leadership structure is the most effective and efficient for the Company at this time. Mr. Cohen possesses detailed and in-depth knowledge of the issues, opportunities, and challenges facing the Company, and is thus best positioned to develop agendas that ensure that the Board of Directors’ time and attention are focused on the most critical matters. Combining the Chairman of the Board and CEO roles promotes decisive leadership, fosters clear accountability and enhances the Company’s ability to communicate its message and strategy clearly and consistently to our shareholders, particularly during periods of turbulent economic and industry conditions.

Risk Oversight

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors discusses risk throughout the year generally or in connection with specific proposed actions. The Board of Directors’ approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight, and fostering an appropriate culture of integrity and compliance with legal responsibilities. The directors exercise direct oversight of strategic risks to the Company.

The Audit Committee reviews and assesses the Company’s processes to manage business and financial risk and financial reporting risk. It also reviews the Company’s policies for risk assessment and assesses steps management has taken to control significant risks.

Other Directorships

No director of the Company is also a director of an issuer with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act), except for Mr. Alex Hamilton who serves as a member of the Board of Directors, the Chairman of the Audit Committee and member of the Corporate Governance and Nominating Committee, of Addentax Group Corp. (NASDAQ:ATXG).

Committees of the Board

Our Board of Directors has three standing committees: an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee.

Board Committee Membership

Committee membership of the Board of Directors is as follows:

	Independent	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Jacob D. Cohen(1)
Jonathan Arango(2)
Lorraine D’Alessio	X	M	M	C
Alex P. Hamilton	X	C
Dr. Kenny Myers	X	M	C	M

(1)	Chairman of Board of Directors.
C	Chairman of Committee.
M	Member.
(2)	Resigned effective March 28, 2024.

Audit Committee

We have established an Audit Committee of the Board of Directors. Ms. D’Alessio, Mr. Hamilton and Dr. Meyers serve as members of our Audit Committee, and Mr. Hamilton chairs the Audit Committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the Audit Committee, all of whom must be independent. The Board of Directors has determined that each of Ms. D’Alessio, Mr. Hamilton and Dr. Meyers meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

The Board has determined that Mr. Hamilton, is an “audit committee financial expert” (as defined in the SEC rules) because he has the following attributes: (i) an understanding of generally accepted accounting principles in the United States of America (“GAAP”) and financial statements; (ii) the ability to assess the general application of such principles in connection with accounting for estimates, accruals and reserves; (iii) experience analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements; (iv) an understanding of internal control over financial reporting; and (v) an understanding of Audit Committee functions. Mr. Hamilton has acquired these attributes as a result of his significant experience serving on the Board of Directors of various private and public companies and the Co-Founder and president of Donald Capital LLC, a FINRA registered investment banking firm.

We have adopted an Audit Committee Charter, which details the principal functions of the Audit Committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

The Audit Committee also has the sole authority, at its discretion and at our expense, to retain, compensate, evaluate and terminate our independent auditors and to review, as it deems appropriate, the scope of our annual audits, our accounting policies and reporting practices, our system of internal controls, our compliance with policies regarding business conduct and other matters. In addition, the Audit Committee has the authority, at its discretion and at our expense, to retain special legal, accounting or other advisors to advise the Audit Committee.

Compensation Committee and Nominating and Corporate Governance Committee

We have established a Compensation Committee of the Board of Directors. Ms. D’Alessio and Dr. Meyers serve as members of our Compensation Committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the Compensation Committee, all of whom must be independent. Each of Ms. D’Alessio and Dr. Meyers are independent, and Dr. Meyer’s chairs the Compensation Committee.

We have adopted a Compensation Committee Charter, which details the principal functions of the Compensation Committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the Compensation Committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the Compensation Committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominations for Directors

We have established a Nominating and Corporate Governance Committee. The members of our nominating and corporate governance are Ms. D’Alessio and Dr. Meyers and Ms. D’Alessio serves as chair of the Nominating and Corporate Governance Committee.

The primary purposes of our Nominating and Corporate Governance Committee are to assist the board in:

●	identifying, screening and reviewing individuals qualified to serve as directors and recommending to the Board of Directors candidates for nomination for election at the annual meeting of shareholders or to fill vacancies on the Board of Directors;

●	developing, recommending to the Board of Directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the Board of Directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The Nominating and Corporate Governance Committee is governed by a charter that complies with the rules of the Nasdaq.

Our Nominating and Corporate Governance Committee will recommend to the Board of Directors candidates for nomination for election at the annual meeting of the shareholders. The Board of Directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders).

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board of Directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Director Independence

Nasdaq listing standards require that a majority of our Board of Directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s Board of Directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has determined that all of our directors, other than Mr. Cohen, are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

In assessing director independence, the Board considers, among other matters, the nature and extent of any business relationships, including transactions conducted, between the Company and each director and between the Company and any organization for which one of our directors is a director or executive officer or with which one of our directors is otherwise affiliated.

Shareholder Communications with the Board

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our Secretary, 15110 N. Dallas Parkway, Suite 600, Dallas, Texas 75248, who, upon receipt of any communication other than one that is clearly marked “Confidential,” will note the date the communication was received, open the communication, make a copy of it for our files and promptly forward the communication to the director(s) to whom it is addressed. Upon receipt of any communication that is clearly marked “Confidential,” our Secretary will not open the communication, but will note the date the communication was received and promptly forward the communication to the director(s) to whom it is addressed.

Policy on Equity Ownership

The Company does not have a policy on equity ownership at this time.

Policy against Hedging

The Company recognizes that hedging against losses in Company shares may disturb the alignment between shareholders and executives that equity awards are intended to build; however, while ‘short sales’ are discouraged by the Company, the Company does not currently have a policy prohibiting such transactions. We plan to implement a policy prohibiting such transactions in the future.

Compensation Recovery

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

Code of Ethics

We have adopted a Code of Ethical Business Conduct (“Code of Ethics”) that applies to all of our directors, officers and employees. We intend to disclose any amendments to our Code of Ethics and any waivers with respect to our Code of Ethics granted to our principal executive officer, our principal financial officer, or any of our other employees performing similar functions in a Current Report on Form 8-K.

There have been no waivers granted with respect to our Code of Ethics to any such officers or employees.

Whistleblower Protection Policy

The Company adopted a Whistleblower Protection Policy (“Whistleblower Policy”) that applies to all of its directors, officers, employees, consultants, contractors and agents of the Company. The Whistleblower Policy has been reviewed and approved by the Board.

Board Diversity

While we do not have a formal policy on diversity, our Board of Directors considers diversity to include the skill set, background, reputation, type and length of business experience of our board members as well as a particular nominee’s contributions to that mix. Our Board of Directors believes that diversity promotes a variety of ideas, judgments and considerations to the benefit of our Company and shareholders.

On August 6, 2021, the Securities and Exchange Commission approved a proposed rule from Nasdaq on diversity of boards of directors of companies listed on Nasdaq. Pursuant to the rule as approved (the “Diversity Rule”), any company newly listing on The Nasdaq Capital Market that was not previously subject to a substantially similar requirement of another national securities exchange, is required to have, explain why it does not have, at least two Diverse (as defined below) directors by the later of: (a) two years from the date of listing; or (b) the date the company files its proxy statement or its information statement (or, if the company does not file a proxy, in its Form 10-K) for the company’s second annual meeting of shareholders subsequent to the company’s listing; provided that if the company has a board of five or fewer members it need only have, or explain why it does not have, one Diverse director. Unless exempt from the rules as discussed below, at least one Diverse director must self-identify as female and at least one Diverse director must self-identify as an underrepresented minority or as LGBTQ+ (unless we remain as a smaller reporting company, in which case both Diverse directors may self-identify as female). “Diverse” means an individual who self-identifies as one or more of the following: female, LGBTQ+, or an underrepresented individual based on national, racial, ethnic, indigenous, cultural, religious or linguistic. We currently have one director who self-identifies as female.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership in our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish our company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received by us and on representations by certain of our officers and directors regarding their compliance with the applicable reporting requirements   under Section 16(a) of the Exchange Act, we believe that all filings required to be made under Section 16(a) during the twelve months ending December 31, 2023 were timely made, except that Jacob D. Cohen, our Chief Executive Officer and Chairman failed to timely file one Form 4 and as a result three transactions were not timely reported and Amanda Hammer, the Company’s Chief Operating Officer, failed to timely file on Form 4 and as a result two transactions were not timely reported.

Item 11. Executive Compensation.

Summary Executive Compensation Table

The following table sets forth information concerning the compensation of (i) all individuals serving as our principal executive officer or acting in a similar capacity for the years ended December 31, 2023 and 2022 (“PEO”), regardless of compensation level; (ii) our two most highly compensated executive officers other than the PEO who were serving as executive officers for the years ended December 31, 2023 and 2022, if any (subject to the limitations below); and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to (ii) but for the fact that the individual was not serving as an executive officer at December 31, 2023 or 2022 (collectively, the “Named Executive Officers”).

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)		Option Awards ($)(1)		All Other Compensation ($)(2)		Total ($)
Jacob D. Cohen	2023	260,000	—	—		362,238	(9)	18,000	(10)	598,256
CEO and Chairman	2022	70,000	—	100,000		462,750	(4)	—		632,750

Jonathan Arango	2023	120,000	5,000	—		—		—		125,000
Former President, Secretary and Director(11)	2022	50,000	—	100,000		308,500	(5)	—		458,500

Eugene M. Johnston	2023	14,000	—	42,500	(6)	—		—		56,500
CFO(3)	2022	—	—	42,000	(7)	—		—		41,763

Amanda Hammer	2023	105,417	—	75,000	(8)	149,014	(8)	—		329,431
COO

(1)	In accordance with SEC rules, the amounts included in this column are the grant date fair value for awards granted in the fiscal years shown, computed in accordance with the stock-based compensation accounting rules that are a part of generally accepted accounting principles in effect in the United States (as set forth in Financial Accounting Standards Board’s Accounting Standards Codification Topic 718), but excluding the effect of any estimated forfeitures of such awards. The values in this column reflect the full grant date fair value of all equity awards granted during the year, although the awards are subject to vesting periods based on continued employment.

(2)	Does not include perquisites and other personal benefits or property, unless the aggregate amount of such compensation is more than $10,000. No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above. No executive officer serving as a director received any compensation for services on the Board of Directors separate from the compensation paid as an executive for the periods above.

(3)	Mr. Johnston was appointed as Chief Financial Officer of the Company effective on October 1, 2022.

(4)	On August 31, 2022, in consideration for agreeing to an employment agreement with the Company, Mr. Cohen received a sign-on bonus of options to purchase 750,000 shares of common stock of the Company, with an exercise price of $1.10 per share, with options to purchase 250,000 shares vesting every 12 months that the agreement is in effect, beginning September 1, 2023. The options have a term of five years.

(5)	On August 31, 2022, in consideration for agreeing to an employment agreement with the Company, Mr. Arango received a sign-on bonus of options to purchase 500,000 shares of common stock of the Company, with an exercise price of $1.10 per share, with options to purchase 166,666 shares vesting every 12 months that the agreement is in effect, beginning September 1, 2023. The options had a term of five years, exercisable for three months following his termination of employment with the Company which occurred on March 28, 2024.

(6)

On October 3, 2023, in consideration for agreeing to a consulting agreement with the Company, Mr. Johnston received 50,000 shares of common stock of the Company. The shares were valued at $0.85 per share for a total of $42,500.

(7)

Effective on October 1, 2022, the Company granted Mr. Johnston 150,000 shares of the Company’s restricted stock which vest over a 6-month period at the rate of 25,000 shares per month with the first 25,000 shares vesting on November 1, 2022. All of the shares have been fully vested to date. The shares were valued at $0.28 per share for a total of $42,000.

(8)

On May 1, 2022, in consideration for agreeing to an employment agreement with the Company, Ms. Hammer received a sign-on bonus of 75,000 shares of common stock of the Company. The shares were valued at $1.00 per share for a total of $75,000. Additionally, Ms. Hammer received options to purchase 150,000 shares of common stock of the Company, with an exercise price of $1.10 per share, with options to purchase 50,000 shares vesting every 12 months that the agreement is in effect, beginning May 1, 2024.   The options have a term of five years.

(9)

On December 28, 2023, in consideration for services rendered for the Company, Mr. Cohen received options to purchase 1,250,000 shares of common stock of the Company, with an exercise price of $0.32 per share with all options being deemed vested as of the date of grant. The options have a term of five years.

(10)	Pursuant to Mr. Cohen’s employment agreement, Mr. Cohen is provided a car allowance of $1,500 per month for a total of $18,000.

(11)	Resigned as an officer and director of the Company on March 28, 2024.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information as of December 31, 2023 concerning outstanding equity awards for the executive officers named in the Summary Compensation Table.

	Option Awards					Stock Awards(3)
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option Exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Jacob D. Cohen	250,000	500,000	(1)	$1.10	9/1/2027	—	$—
	1,250,000	—		0.32	12/28/2028	—	—

Jonathan Arango(4)	166,667	333,333	(2)	$1.10	9/1/2027	—	$—

Eugene M. Johnston	—	—		$—	—	—	$—

Amanda Hammer	—	150,000		$1.10	5/1/2033	—	$—

(1)	On August 31, 2022, in consideration for agreeing to an employment agreement with the Company, Mr. Cohen received a sign-on bonus of options to purchase 750,000 shares of common stock of the Company, with an exercise price of $1.10 per share, with options to purchase 250,000 shares vesting every 12 months that the agreement is in effect, beginning September 1, 2023. The options have a term of five years.

(2)	On August 31, 2022, in consideration for agreeing to an employment agreement with the Company, Mr. Arango received a sign-on bonus of options to purchase 500,000 shares of common stock of the Company, with an exercise price of $1.10 per share, with options to purchase 166,666 shares vesting every 12 months that the agreement is in effect, beginning September 1, 2023. The options have a term of five years.

(3)	Ms. Hammer was granted options to purchase 150,000 shares of common stock of the Company in May 2023, with an exercise price of $1.10 per share, with options to purchase 50,000 shares vesting every 12 months, subject to her continued employment.

(4)	Resigned an officer and director on March 28, 2024 and as such, all unvested options as of that date were forfieted.

Recent Compensation Awards

On October 1, 2023, the Company executed a Summary of Terms and Conditions with Gene Johnston continuing his appointment as the Company’s Chief Financial Officer on a full-time basis for a term of 12 months. Pursuant to the agreement, the Company issued Johnston 50,000 shares of the Company’s common stock and agreed to pay him $2,000 per month. The shares were issued under, and subject to the terms of, the Company’s 2022 Equity Incentive Plan, as amended.

On May 1, 2023, the Company granted 150,000 options to purchase shares of common stock of the Company, under the 2022 Plan to Amanda Hammer, the Company’s COO, related to her employment agreement. The options have an exercise price of $1.10 per share, an original life of five years and vest at the annual renewal of their employment over three years. The options were issued under, and subject to the terms of, the Company’s 2022 Equity Incentive Plan, as amended.

Effective December 28, 2023, the Board of Directors, with the recommendation of the Compensation Committee of the Board of Directors, approved the grant of stock options to purchase 1,250,000 shares of the Company’s common stock to Jacob D. Cohen, the Company’s Chief Executive Officer and Chairman, in consideration for services rendered to the Company. The options were granted under the Company’s 2022 Equity Incentive Plan, and the options had a term of five years, subject in all cases to the terms and conditions of the 2022 Plan, as amended, the award agreement entered into to evidence such grant, and Mr. Cohen’s continued service with the Company. The options vested in full upon grant. The options have an exercise price of $0.32 per share, 110% of the closing sales price of the Company’s common stock on the NASDAQ Capital market on December 28, 2023, the date the grant was approved.

Employment Agreements

Jacob D. Cohen, Chief Executive Officer

On August 31, 2022, we entered into an Executive Employment Agreement with Jacob D. Cohen. The agreement, which provides for Mr. Cohen to serve as our Chief Executive Officer, was effective September 1, 2022, and has a term extending through September 1, 2025, provided that the agreement automatically renews for additional one-year terms thereafter in the event neither party provides the other at least 60 days prior notice of their intention not to renew the terms of the agreement.

Pursuant to the terms of the agreement, Mr. Cohen’s annual compensation package currently includes (a) a base salary of $300,000 per year ($180,000 per year through May 1, 2023), subject to automatic annual increases of $60,000 each year the agreement is in place, and subject to further increases as determined in the sole discretion of the Compensation Committee or the Board of Directors, and (b) a bonus payment to be determined in the sole discretion of the Compensation Committee or the Board of Directors in an annual targeted amount of 200% of his base salary (the “Targeted Bonus”), subject to the compliance by Mr. Cohen with performance goals that may be established by the Compensation Committee or the Board of Directors from time to time, provided no goals have been established to date, and that in the absence of performance goals, the amount of such bonus would be wholly determined in the discretion of the Compensation Committee or the Board of Directors. Mr. Cohen is also paid an automobile allowance of $1,500 per month during the term of the agreement and is eligible to participate in our stock option plan and other benefit plans.

In consideration for agreeing to the terms of the agreement, Mr. Cohen received a sign-on bonus of options to purchase 750,000 shares of common stock of the Company, with an exercise price of $1.10 per share, with options to purchase 250,000 shares vesting every 12 months that the agreement is in effect. The options have a term of five years.

Mr. Cohen’s compensation under his employment agreement may be increased from time to time, by the Compensation Committee, or the Board of Directors (with the recommendation of the Compensation Committee), which increases do not require the entry into an amended employment agreement. Mr. Cohen may also receive bonuses from time to time, in the discretion of the Board and/or Compensation Committee in cash, stock, or options.

The agreement prohibits Mr. Cohen from competing against us during the term of the agreement and for a period of 12 months after the termination of the agreement in any state and any other geographic area in which we or our subsidiaries provide Restricted Services or Restricted Products, directly or indirectly, during the 12 months preceding the date of the termination of the agreement. “Restricted Services” means the or men’s wellness services and any other services and any other services that we or our subsidiaries have provided or are researching, developing, performing and/or providing at any time during the two years immediately preceding the date of termination, or which Mr. Cohen has obtained any trade secret or other confidential information about at any time during the two years immediately preceding the date of termination of the agreement. “Restricted Products” branded men’s wellness products sold to consumers via a telemedicine platform and any other product and any other product, that we or our subsidiaries have provided or are researching, developing, manufacturing, distributing, selling and/or providing at any time during the two years immediately preceding the date the agreement is terminated, or which Mr. Cohen obtained any trade secret or other confidential information in connection with at any time during the two years immediately preceding the date of termination of the agreement.

We may terminate Mr. Cohen’s employment (a) for “cause” which means (i) Mr. Cohen materially breaches any obligation, duty, covenant or agreement under the agreement, which breach is not cured or corrected within 30 days of written notice thereof from the Company (except for breaches of the assignment of inventions or confidentiality/non-solicitation and non-compete provisions of the agreement, which cannot be cured and for which the Company need not give any opportunity to cure); or (ii) Mr. Cohen commits any act of misappropriation of funds or embezzlement; or (iii) Mr. Cohen commits any act of fraud; or (iv) Mr. Cohen is convicted of, or pleads guilty or nolo contendere with respect to, theft, fraud, a crime involving moral turpitude, or a felony under federal or applicable state law; and, in the case of any of the above offenses, such offense casts reasonable doubt on Mr. Cohen’s ability to perform his duties going forward; (b) in the event Mr. Cohen suffers a physical or mental disability which renders him unable to perform his duties and obligations for either 90 consecutive days or 180 days in any 12-month period; (c) for any reason without “cause”; (d) upon expiration of the initial term of the agreement (or any renewal) upon notice as provided above, or (e) at any time without cause. The agreement also automatically terminates upon the death of Mr. Cohen.

Mr. Cohen may terminate his employment (a) for “good reason” if there is (i) a material diminution in his authority, duties, or responsibilities; (ii) a material diminution in the authority, duties, or responsibilities of the supervisor to whom Mr. Cohen is required to report, including, if applicable, a requirement that Mr. Cohen report to an officer or employee of the Company rather than reporting to the Board; (iii) a material breach by the Company of the agreement, or (iv) a material diminution in Mr. Cohen’s base salary; provided, however, prior to any such termination by Mr. Cohen for “good reason,” Mr. Cohen must first advise us in writing (within 90 days of the occurrence of such event) and provide us 30 days to cure, after which in the event we do not cure the issue leading to such “good reason” notice, Mr. Cohen has 30 days to resign for “good reason”); (b) for any reason without “good reason”; and (c) upon expiration of the initial term of the agreement (or any renewal) upon notice as provided above.

If Mr. Cohen’s employment is terminated due to his death or disability, Mr. Cohen or his estate is entitled to a lump sum cash severance payment equal to the sum of (i) Mr. Cohen’s base salary accrued through the termination date; (ii) any unpaid cash bonus for the prior year that would have been paid had Mr. Cohen not been terminated prior to such payment; and (iii) Mr. Cohen’s Targeted Bonus for the year of termination multiplied by the number of days in such year preceding the termination date divided by 365. Additionally, and notwithstanding anything to the contrary in any equity agreement, any unvested stock options or equity compensation held by Mr. Cohen shall vest and shall be exercisable until the earlier of (x) ninety days from the date of termination and (y) the latest date upon which such stock options or equity would have expired by their original terms under any circumstances.

If Mr. Cohen’s employment is terminated pursuant to Mr. Cohen without “good reason” or his non-renewal of the agreement, or by the Company with cause, Mr. Cohen is entitled to his base salary accrued through the termination date and no other benefits other than continuation of health insurance benefits on the terms and to the extent required by COBRA, or such other similar law or regulation as may be applicable to the Mr. Cohen or the Company with respect to the Mr. Cohen. Additionally, any unvested stock options or equity compensation held by Mr. Cohen shall immediately terminate and be forfeited (unless otherwise provided in the applicable award) and any previously vested stock options (or if applicable equity compensation) shall be subject to terms and conditions set forth in the applicable equity agreement, as such may describe the rights and obligations upon termination of employment of Mr. Cohen.

If Mr. Cohen’s employment is terminated by Mr. Cohen for “good reason” or by the Company without “cause” or due to the Company’s non-renewal, (a) Mr. Cohen is entitled to his base salary accrued through the termination date and any unpaid cash bonus for the prior completed calendar year that would have been paid had Mr. Cohen not been terminated prior to such payment, plus a lump sum cash severance payment equal to the sum of (i) an amount equal to Mr. Cohen’s current annual base salary plus (ii) an amount equal to Mr. Cohen’s Targeted Bonus for the year containing the termination date (the “Severance Payment”); and (b) provided Mr. Cohen elects to receive continued health insurance coverage through COBRA, the Company will pay Mr. Cohen’s monthly COBRA contributions for health insurance coverage, as may be amended from time to time (less an amount equal to the premium contribution paid by active Company employees, if any) for 12 months following the termination date (the “Health Payment”); provided, however, that if at any time Mr. Cohen is covered by a substantially similar level of health insurance through subsequent employment or otherwise, the Company’s health benefit obligations shall immediately cease, and the Company shall have no further obligation to make the Health Payment. Additionally, and notwithstanding anything to the contrary in any equity agreement, any unvested stock options or equity compensation previously granted to the Mr. Cohen will vest immediately upon such termination and shall be exercisable by the Mr. Cohen until the earlier of (A) ninety days from the date of termination and (B) the latest date upon which such stock options or equity would have expired by their original terms under any circumstances.

As a condition to Mr. Cohen’s right to receive any Severance Payment, (a) Mr. Cohen must execute and deliver to the Company a written release in form and substance satisfactory to the Company, of any and all claims against the Company and all directors and officers of the Company with respect to all matters arising out of Mr. Cohen’s employment, or the termination thereof (other than claims for entitlements under the terms of the agreement or plans or programs of the Company in which Mr. Cohen has accrued a benefit); and (b) Mr. Cohen must not have breached any of his covenants and agreements under the Agreement relating to assignment of inventions and confidentiality, including the non-solicitation and non-compete provisions thereof, which shall continue following the Termination Date.

If a Change of Control (as defined below) occurs during the term of the agreement, or within six months after Mr. Cohen’s termination of employment by him for good reason or by the Company without cause or upon non-renewal, the Company is required to pay Mr. Cohen, within 60 days following the date of such Change of Control, a cash payment in a lump sum in an amount equal to (x) minus (y) where (x) equals 3.0 times the sum of (a) the current annual base salary of the Mr. Cohen; and (b) the amount of the most recent cash bonus paid to the Mr. Cohen (collectively (a) and (b), the “Change of Control Payment”) and (y) equals the amount of any severance payment actually paid to Mr. Cohen in connection with a non-Change of Control termination, as discussed above). In the event the Compensation Committee has not previously made a determination regarding cash bonus or the most recent cash bonus was zero, the “amount of the most recent cash bonus paid to the Mr. Cohen” is instead equal to “the targeted bonus for the year in which the Change in Control occurs.” Additionally, following a change of control termination, all outstanding stock options and other equity compensation held by Mr. Cohen are exercisable by the Mr. Cohen pursuant to the terms thereof until the earlier of (a) ninety (90) days from his termination date and (b) the latest date upon which such stock options and other equity compensation would have expired by their original terms under any circumstances; provided any equity awards outstanding prior to the entry into the Executive Employment Agreement continue to be governed by the terms set forth in such award agreements.

“Change of Control” for the purposes of the agreement means: (a) any person obtaining beneficial ownership representing more than 50% of the total voting power represented by our then outstanding voting securities without the approval of not fewer than two-thirds of our Board of Directors; (b) a merger or consolidation of us whether or not approved by our Board of Directors, other than a merger or consolidation that would result in our voting securities immediately prior thereto continuing to represent at least 50% of the total voting power outstanding immediately after such merger or consolidation, (c) our shareholders approving a plan of complete liquidation or an agreement for the sale or disposition by us of all or substantially all of our assets, or (d) as a result of the election of members to our Board of Directors, a majority of the Board of Directors consists of persons who are not members of the Board of Directors on September 1, 2022, except in the event that such slate of directors is proposed by a committee of the Board of Directors.

The agreement contains standard assignment of inventions, indemnification and confidentiality provisions. Further, Mr. Cohen is subject to non-solicitation covenants during the term of the agreement.

Although Mr. Cohen will be prohibited from competing with us while he is employed with us, he will only be prohibited from competing for 12 months after his employment with us ends pursuant to the agreement. Accordingly, Mr. Cohen could be in a position to use industry experience gained while working with us to compete with us.

Jonathan Arango, Former President and Secretary

On August 31, 2022, we entered into an Executive Employment Agreement with Jonathan Arango. The agreement, which provided for Mr. Arango to serve as our President (which role he ceased serving in March 2024) and Chief Operating Officer (which role he ceased serving as in May 2023) and Secretary, was effective September 1, 2022, and had a term extending through September 1, 2025.

Pursuant to the terms of the agreement, Mr. Arango’s annual compensation package included (1) a base salary of $120,000 per year, subject to annual increases of $30,000, each year the agreement is in place, and subject to further increases as determined in the sole discretion of the Compensation Committee or the Board of Directors, and (2) a bonus payment to be determined in the sole discretion of the Compensation Committee or the Board of Directors in an annual targeted amount of 200% of his base salary, subject to the compliance by Mr. Arango with performance goals that may be established by the Compensation Committee or the Board of Directors from time to time, provided no goals have been established to date, and that in the absence of performance goals, the amount of such bonus would be wholly determined in the discretion of the Compensation Committee or the Board of Directors. Mr. Arango is also paid an automobile allowance of $1,000 per month during the term of the agreement and is eligible to participate in our stock option plan and other benefit plans.

Mr. Arango resigned as an officer and director of the Company on March 28, 2024.

Although Mr. Arango was prohibited from competing with us while he is employed with us, he will only be prohibited from competing for 12 months after his employment with us ends pursuant to the agreement. Accordingly, Mr. Arango could be in a position to use industry experience gained while working with us to compete with us.

Eugene M. Johnston, Chief Financial Officer

On October 1, 2022, the Company entered into an offer letter with Eugene M. Johnston (the “Offer Letter”). The Offer Letter provided for Mr. Johnston to serve as the full-time Chief Financial Officer of the Company, reporting to the Company’s Board of Directors and Chief Executive Officer, for a term of 12 months from October 1, 2022 to September 30, 2023. Pursuant to the Offer Letter, the Company agreed to grant Mr. Johnston 150,000 shares of the Company’s restricted stock which vested over a 6-month period at the rate of 25,000 shares per month with the first 25,000 shares vesting on November 1, 2022. Pursuant to the Offer Letter, Mr. Johnston is eligible to participate in any of the Company’s future sponsored benefit plans, including but not limited to, health insurance benefits, 401k, stock option or restricted stock grants, and other fringe benefits, once established, and no earlier than the first of the month following 105 days of Johnston’s start date. Mr. Johnston is also eligible to receive equity incentive grants or cash bonus awards as determined by the Company’s Board (or a committee of the Board) in their sole discretion from time to time. The shares were valued at $0.28 per share for a total of $41,763.

On October 1, 2023, the Company executed a Summary of Terms and Conditions with Mr. Johnston continuing his appointment as the Company’s Chief Financial Officer on a full-time basis for a term of 12 months, through October 1, 2024. Pursuant to the agreement, the Company issued Mr. Johnston 50,000 shares of the Company’s common stock and agreed to pay him $2,000 per month. The shares were issued under, and subject to the terms of, the Company’s 2022 Equity Incentive Plan.

Amanda Hammer, Chief Operating Officer

On and effective on May 1, 2023, we entered into an Employment Agreement with Mrs. Amanda Hammer. The Employment Agreement provides for Mrs. Hammer to serve as Chief Operating Officer of the Company for an initial three-year term extending through May 1, 2026, provided that the agreement automatically renews for additional one-year terms thereafter in the event neither party provides the other at least 60 days prior notice of their intention not to renew the terms of the agreement.

The agreement provides for Mrs. Hammer to receive an annual salary of $150,000 per year (the “Base Salary”). The Employment Agreement also required the Company to grant Mrs. Hammer a sign-on bonus of (a) 75,000 shares of common stock of the Company, vested in full upon issuance, and (b) options to purchase an additional 150,000 shares of common stock of the Company, with an exercise price of the greater of (i) $1.10 per share; and (ii) the closing sales price of the Company’s common stock on the Nasdaq Capital Market on the date the Employment Agreement and the grant is approved by the Board (which date was May 1, 2023), and which exercise price was $1.10 per share, with options to purchase 50,000 shares vesting every 12 months that the Employment Agreement is in effect, subject to the terms of the Company’s 2022 Equity Incentive Plan, as amended. The options are exercisable for a period of ten years and are documented by a separate option agreement entered into by the Company and Mrs. Hammer (the “Option Agreement”).

Pursuant to the terms of the Employment Agreement, Mrs. Hammer’s annual compensation package includes (1) a Base Salary (described above), subject to increases from time to time in the determination of the Compensation Committee of the Board (or the Board with the recommendation of the Compensation Committee), and (2) a discretionary bonus payment to be determined in the sole discretion of the Compensation Committee or the Board of Directors in the targeted amount of 100% of her Base Salary (the “Cash Bonus”). Mrs. Hammer is also eligible for discretionary equity bonuses and/or cash awards, from time to time in the discretion of the Compensation Committee and/or Board of Directors.

Mrs. Hammer’s compensation under her employment agreement may be increased from time to time, by the Compensation Committee, or the Board of Directors (with the recommendation of the Compensation Committee), which increases do not require the entry into an amended employment agreement.

The Employment Agreement prohibits Mrs. Hammer from competing against us during the term of the agreement and for a period of 12 months after the termination of the agreement in any state and any other geographic area in which we or our subsidiaries provide Restricted Services or Restricted Products, directly or indirectly, during the 12 months preceding the date of the termination of the agreement. “Restricted Products” means any product that the Company or any of its subsidiaries has provided or is developing, manufacturing, distributing, selling and/or providing at any time during the term of the Agreement, or which she obtained any trade secret or other confidential information about at any time during the term, or which she became aware of as a result of services rendered under the Employment Agreement. “Restricted Services” means any services that the Company or any of its subsidiaries has provided or is developing, performing and/or providing at any time during the term of the agreement, or which she obtained any trade secret or other confidential information about at any time during the term, or which she became aware of as a result of services rendered under the Employment Agreement. The non-compete requirements described in the paragraph above, as well as the restriction on Mrs. Hammer to refrain, for a period of 12 months from the termination date, from soliciting customers of the Company with whom Mrs. Hammer worked during the last year of Mrs. Hammer’s employment with the Company and from soliciting employees of the Company to leave the employment of the Company, are defined as the “Non-Compete Provisions”.

We may terminate Mrs. Hammer’s Employment Agreement (a) for “cause” which means (i) that Mrs. Hammer has materially breached any obligation, duty, covenant or agreement under the agreement, which breach is not cured or corrected within 30 days of written notice thereof from the Company (except for breaches of the assignment of inventions or confidentiality/non-solicitation and non-compete provisions of the agreement, which cannot be cured and for which the Company need not give any opportunity to cure); (ii) Mrs. Hammer commits any act of misappropriation of funds or embezzlement; (iii) Mrs. Hammer commits any act of fraud; or (iv) Mrs. Hammer is convicted of, or pleads guilty or nolo contendere with respect to, theft, fraud, a crime involving moral turpitude, or a felony under federal or applicable state law; (b) in the event Mrs. Hammer suffers a physical or mental disability which renders him unable to perform her duties and obligations for either 90 consecutive days or 180 days in any 12-month period; (c) for any reason without “cause”; or (d) upon expiration of the initial term of the agreement (or any renewal) upon notice as provided above. The agreement also automatically terminates upon the death of Mrs. Hammer.

Mrs. Hammer may terminate her employment (a) for “good reason” if there is (i) a material diminution in her authority, duties, or responsibilities; (ii) a material diminution in the authority, duties, or responsibilities or a requirement that Mrs. Hammer report to an officer or employee of the Company rather than reporting to the Board; (iii) a material breach by the Company of the agreement, or (iv) a material diminution in Mrs. Hammer’s Base Salary, in each case without her prior written consent; provided, however, prior to any such termination by Mrs. Hammer for “good reason,” Mrs. Hammer must first advise us in writing (within 30 days of the occurrence of such event) and provide us 30 days to cure (5 days in the event the event results to a reduction in her salary), after which in the event we do not cure the issue leading to such “good reason” notice, Mrs. Hammer has 30 days to resign for “good reason”); (b) for any reason without “good reason”; and (c) upon expiration of the initial term of the agreement (or any renewal) upon notice as provided above.

If Mrs. Hammer’s employment is terminated due to her death or disability, Mrs. Hammer or her estate is entitled to a lump sum cash severance payment equal to the sum of (i) Mrs. Hammer’s Base Salary accrued through the termination date; (ii) any unpaid Cash Bonus for the prior year that would have been paid had Mrs. Hammer not been terminated prior to such payment; and (iii) the pro rata amount of the current year’s targeted bonus, multiplied by the number of days in such year preceding the termination date divided by 365. Additionally, and notwithstanding anything to the contrary in any equity agreement, any unvested stock options or equity compensation held by Mrs. Hammer upon such termination shall vest and shall be exercisable until the earlier of (A) ninety days from the date of termination and (B) the latest date upon which such stock options or equity would have expired by their original terms under any circumstances.

If Mrs. Hammer’s employment is terminated by Mrs. Hammer without “good reason” or her non-renewal of the agreement, or by non-renewal by the Company, by the Company with cause or the Company’s non-renewal of the agreement, Mrs. Hammer is entitled to her Base Salary accrued through the termination date and no other benefits other than continuation of health insurance benefits on the terms and to the extent required by COBRA, or such other similar law or regulation as may be applicable to Mrs. Hammer or the Company with respect to Mrs. Hammer. Additionally, any unvested stock options or equity compensation held by Mrs. Hammer shall immediately terminate and be forfeited (unless otherwise provided in the applicable award) and any previously vested stock options (or if applicable equity compensation) shall be subject to terms and conditions set forth in the applicable equity agreement, as such may describe the rights and obligations upon termination of employment of Mrs. Hammer.

If Mrs. Hammer’s employment is terminated by Mrs. Hammer for “good reason”, or by the Company without “cause”, (a) Mrs. Hammer is entitled to her Base Salary accrued through the termination date and any unpaid Cash Bonus for the prior completed calendar year that would have been paid had Mrs. Hammer not been terminated prior to such payment, plus a lump sum cash severance payment equal to (x) the sum of (i) an amount equal to her current annual Base Salary; plus (ii) an amount equal to her targeted bonus for the year containing the termination date, multiplied by (y) a fraction, (A) the numerator of which shall equal the Severance Months (defined below), and (B) the denominator of which is 12 (the “Severance Payment”); and (b) provided Mrs. Hammer elects to receive continued health insurance coverage through COBRA, the Company will pay Mrs. Hammer’s monthly COBRA contributions for health insurance coverage, as may be amended from time to time (less an amount equal to the premium contribution paid by active Company employees, if any) for the Severance Months following the termination date (the “Health Payment”); provided, however, that if at any time Mrs. Hammer is covered by a substantially similar level of health insurance through subsequent employment or otherwise, the Company’s health benefit obligations shall immediately cease, and the Company shall have no further obligation to make the Health Payment. Additionally, and notwithstanding anything to the contrary in any equity agreement, any unvested stock options or equity compensation previously granted to Mrs. Hammer will vest immediately upon such termination and shall be exercisable by Mrs. Hammer until the earlier of (A) ninety (90) days from the date of termination and (B) the latest date upon which such stock options or equity would have expired by their original terms under any circumstances, provided that such provisions shall not affect any equity awards outstanding prior to the date of the Employment Agreement.

As a condition to Mrs. Hammer’s right to receive any Severance Payment, (A) Mrs. Hammer must execute and deliver to the Company a written release in form and substance satisfactory to the Company, of any and all claims against the Company and all directors and officers of the Company with respect to all matters arising out of Mrs. Hammer’s employment, or the termination thereof (other than claims for entitlements under the terms of the agreement or plans or programs of the Company in which Mrs. Hammer has accrued a benefit), which must be effective by the 60th day following her termination date; and (B) Mrs. Hammer must not have breached any of her covenants and agreements under the Agreement relating to assignment of inventions and confidentiality, including the non-solicitation and non-compete provisions thereof, which shall continue following the termination date.

“Severance Months” means (a) three, in the event the period of time between the effective date and the termination date is less than one year; (b) six, in the event the period of time between the effective date and the termination date is one year or more, but less than two years; (c) nine, in the event the period of time between the effective date and the termination date is two years or more, but less than three years; and (d) twelve, in the event the period of time between the effective date and the termination date is more than three years.

The Employment Agreement also contains standard assignment of inventions, indemnification and confidentiality provisions. Further, Mrs. Hammer is subject to non-solicitation covenants during the term of the agreement.

Although Mrs. Hammer will be prohibited from competing with us while she is employed with us, she will only be prohibited from competing for twelve months after her employment with us ends pursuant to her employment agreement. Accordingly, Mrs. Hammer could be in a position to use industry experience gained while working with us to compete with us.

Compensation of Directors

The following table sets forth compensation information with respect to our non-executive directors during our fiscal year ended December 31, 2023. The compensation of our executive directors is included above under “Executive Compensation Table.”

Name	Fees Earned or Paid in Cash ($)*	Stock Awards ($) (1) (2)(3)		All Other Compensation ($)	Total ($)
Lorraine D’Alessio	$—	$	[ ]	$—	$	[ ]
Alex P. Hamilton	$—	$	[ ]	$—	$	[ ]
Dr. Kenny Myers	$—	$	[ ]	$—	$	[ ]

* The table above does not include the amount of any expense reimbursements paid to the above directors. No directors received any Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation. Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

(1)	In accordance with SEC rules, the amounts included in this column are the grant date fair value for awards granted in the fiscal years shown, computed in accordance with the stock-based compensation accounting rules that are a part of generally accepted accounting principles in effect in the United States (as set forth in Financial Accounting Standards Board’s Accounting Standards Codification Topic 718), but excluding the effect of any estimated forfeitures of such awards. The values in this column reflect the full grant date fair value of all equity awards granted during the year, although the awards are subject to vesting periods based on continued employment.

(2)	No specific board compensation policy has been adopted to date; however, on October 14, 2022, we entered into offer letters with each of our three independent non-executive directors, Ms. D’Alessio, Mr. Hamilton and Dr. Meyers. Pursuant to the Offer Letters, each non-executive director agreed to serve as a member of our Board of Directors, and we agreed to grant each non-executive director 75,000 shares of restricted common stock (the “Director Shares”). The Director Shares were issued under the Company’s 2022 Equity Incentive Plan, as amended (the “Plan”), with the following vesting schedule: 1/3 of the Director Shares vested on October 14, 2022, and the remaining Director Shares vest annually in two increments on each of October 14, 2023 (vested) and 2024, subject to such directors continuing to provide services to the Company on such dates, and subject to the Restricted Stock Award agreements entered into in order to evidence such grants. The shares were valued at $0.28 per share for a total of $72,039.

(3)	The aggregate number of unvested shares of restricted common stock held by each non-employee director listed above as of December 31, 2023 was as follows:

Name	Unvested Restricted Stock Shares (#)
Lorraine D’Alessio	25,000
Alex P. Hamilton	25,000
Dr. Kenny Myers	25,000

No specific board compensation policy has been adopted to date, however, we expect that our non-executive directors will be granted equity compensation and paid cash, from time to time, for their services on the Board of Directors.

Key Man Insurance

Hold key man life insurance in the aggregate amount of $2,000,000 on the life of Jacob D. Cohen, the Chief Executive Officer of the Company.

2022 Equity Incentive Plan

On August 31, 2022, the Board of Directors and our majority shareholders adopted the Company’s 2022 Equity Incentive Plan , which was amended by the Board of Directors on February 26, 2024, subject to stockholder approval, and ratified by the stockholders on March 25, 2024 (as amended, the “2022 Plan”).

The 2022 Plan provides an opportunity for any employee, officer, director or consultant of the Company, subject to limitations provided by federal or state securities laws, to receive (i) incentive stock options (to eligible employees only); (ii) nonqualified stock options; (iii) stock appreciation rights; (iv) restricted stock awards; (v) restricted stock units; (vi) shares in performance of services; (vii) other awards of equity or equity based compensation; or (viii) any combination of the foregoing. In making such determinations, the Board may take into account the nature of the services rendered by such person, his or her present and potential contribution to the Company’s success, and such other factors as the Board in its discretion shall deem relevant.

Shares Available Under the 2022 Plan; Evergreen Provision

Subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of common stock, or a reorganization or reclassification of the Company’s common stock, the aggregate number of shares of common stock which may be issued pursuant to awards under the 2022 Plan is currently the sum of (i) 10,000,000, and (ii) an automatic increase on April 1st of each year for a period of nine years commencing on April 1, 2024 and ending on (and including) April 1, 2032, in an amount equal to the lesser of (x) ten percent (10%) of the total shares of common stock of the Company outstanding on the last day of the immediately preceding fiscal year; and (y) 2,000,000 shares of common stock; provided, however, that the Board may act prior to April 1st of a given year to provide that the increase for such year will be a lesser number of shares of common stock. This is also known as an “evergreen” provision. Notwithstanding the foregoing, no more than a total of 26,000,000 shares of common stock (or awards) may be issued or granted under the 2022 Plan in aggregate, and no more than 26,000,000 shares of common stock may be issued pursuant to the exercise of Incentive Stock Options.

If an award granted under the 2022 Plan entitles a holder to receive or purchase shares of our common stock, then on the date of grant of the award, the number of shares covered by the award (or to which the award relates) will be counted against the total number of shares available for granting awards under the 2022 Plan. As a result, the shares available for granting future awards under the 2022 Plan will be reduced as of the date of grant. However, certain shares that have been counted against the total number of shares authorized under the 2022 Plan in connection with awards previously granted under such 2022 Plan will again be available for awards under the 2022 Plan as follows: shares of our common stock covered by an award or to which an award relates which were not issued because the award terminated or was paid in cash or any portion thereof that was forfeited or cancelled without the delivery of shares will again be available for awards, including, but not limited to shares forfeited to pay any exercise price or tax obligation.

In addition, shares of common stock related to awards that expire, are forfeited or cancelled or terminate for any reason without the issuance of shares shall not be treated as issued pursuant to the 2022 Plan.

The shares available for awards under the 2022 Plan will be authorized but unissued shares of our common stock or shares acquired in the open market or otherwise.

Administration

The Company is the issuer (manager) of the 2022 Plan. The 2022 Plan is administered by either (a) the entire Board of Directors of the Company, or (b) the Compensation Committee; or (b) as determined from time to time by the Board of Directors (the “Administrator”). Subject to the terms of the 2022 Plan, the Administrator may determine the recipients, the types of awards to be granted, the number of shares of our common stock subject to or the cash value of awards, and the terms and conditions of awards granted under the 2022 Plan, including the period of their exercisability and vesting. The Administrator also has the authority to provide for accelerated exercisability and vesting of awards. Subject to the limitations set forth below, the Administrator also determines the fair market value applicable to an award and the exercise or strike price of stock options and stock appreciation rights granted under the 2022 Plan.

The Administrator may also delegate to one or more executive officers the authority to designate employees who are not executive officers to be recipients of certain awards and the number of shares of our common stock subject to such awards. Under any such delegation, the Administrator will specify the total number of shares of our common stock that may be subject to the awards granted by such executive officer. The executive officer may not grant an award to himself or herself.

On or after the date of grant of an award under the 2022 Plan, the Administrator may (i) accelerate the date on which any such award becomes vested, exercisable or transferable, as the case may be, (ii) extend the term of any such award, including, without limitation, extending the period following a termination of a participant’s employment during which any such award may remain outstanding, or (iii) waive any conditions to the vesting, exercisability or transferability, as the case may be, of any such award; provided, that the Administrator shall not have any such authority to the extent that the grant of such authority would cause any tax to become due under Section 409A of the Internal Revenue Code (the “Code”).

Eligibility

All of our employees (including our affiliates), non-employee directors and consultants are eligible to participate in the 2022 Plan and may receive all types of awards other than incentive stock options. Incentive stock options may be granted under the 2022 Plan only to our employees (including our affiliates).

No awards are issuable by the Company under the 2022 Plan (a) in connection with services associated with the offer or sale of securities in a capital-raising transaction; or (b) where the services directly or indirectly promote or maintain a market for the Company’s securities.

Limit on Non-Employee Director Compensation

The maximum number of shares subject to awards granted during a single calendar year to any non-employee director, taken together with any cash fees paid during the compensation year to the non-employee director, in respect of the director’s service as a member of the Board during such year (including service as a member or chair of any committees of the Board), will not exceed $500,000, or $1,000,000 in the first year such non-employee director is appointed to the Board, or in the case of any non-employee chairperson of the Board, in total value (calculating the value of any such awards based on the grant date fair value of such awards for financial reporting purposes). Compensation will count towards this limit for the fiscal year in which it was granted or earned, and not later when distributed, in the event it is deferred.

Option Terms

Stock options may be granted by the Administrator and may be either non-qualified (non-statutory) stock options or incentive stock options. The Administrator, in its sole discretion, determines the exercise price of any options granted under the Plan which exercise price is set forth in the agreement evidencing the option, provided however that at no time can the exercise price be less than the $0.0001 par value per share of the Company’s common stock. Stock options are subject to the terms and conditions, including vesting conditions, set by the Administrator (and incentive stock options are subject to further statutory restrictions that will be set forth in the grant agreement for those options). The exercise price for all stock options granted under the 2022 Plan will be determined by the Administrator, except that no stock options can be granted with an exercise price that is less than 100% of the fair market value of the Company’s common stock on the date of grant. Further, shareholders who own greater than 10% of the Company’s voting stock will not be granted incentive stock options that have an exercise price less than 110% of the fair market value of the Company’s common stock on the date of grant.

The term of all stock options granted under the 2022 Plan will be determined by the Administrator, but the term of an incentive stock option may not exceed 10 years (five years for incentive stock options granted to shareholders who own greater than 10% of the Company’s voting stock). Each stock option gives the grantee the right to receive a number of shares of the Company’s common stock upon exercise of the stock option and payment of the exercise price. The exercise price may be paid in cash or if approved by the Administrator, shares of the Company’s common stock. The Administrator may also permit other ways for a grantee to pay the exercise price.

Options granted under the 2022 Plan may be exercisable in cumulative increments, or “vest,” as determined by the Administrator.

Incentive stock options granted under the 2022 Plan are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, which we refer to as the Code. Nonqualified (non-statutory stock options) granted under the 2022 Plan are not intended to qualify as incentive stock options under the Code.

The Administrator may impose limitations on the transferability of stock options granted under the 2022 Plan in its discretion. Generally, a participant may not transfer a stock option granted under the 2022 Plan other than by will or the laws of descent and distribution or, subject to approval by the Administrator, pursuant to a domestic relations order. However, the Administrator may permit transfer of a stock option in a manner that is not prohibited by applicable tax and securities laws. Options may not be transferred to a third party financial institution for value.

Unless the terms of an optionholder’s stock option agreement, or other written agreement between us and the optionholder, provide otherwise, if an optionholder’s service relationship with us or any of our affiliates ceases for any reason other than disability, death, or cause, the optionholder may generally exercise any vested options for a period of three months following the cessation of service. This period may be extended in the event that exercise of the option is prohibited by applicable securities laws or the immediate sale of shares acquired upon exercise of the option is prohibited by our insider trading policy. If an optionholder’s service relationship with us or any of our affiliates ceases due to death, or an optionholder dies within a certain period following cessation of service, the optionholder or a beneficiary may generally exercise any vested options for a period of 18 months following the date of death. If an optionholder’s service relationship with us or any of our affiliates ceases due to disability, the optionholder may generally exercise any vested options for a period of 12 months following the cessation of service. In the event of a termination for cause, options generally terminate upon the termination date. In no event may an option be exercised beyond the expiration of its term. Acceptable consideration for the purchase of common stock issued upon the exercise of a stock option will be determined by the administrator and may include (i) cash, check, bank draft or money order; (ii) a broker-assisted cashless exercise; (iii) the tender of shares of our common stock previously owned by the optionholder; (iv) a net exercise of the option (to the extent allowed); or (v) other legal consideration approved by the administrator.

Except as explicitly provided otherwise in a participant’s stock option agreement or other written agreement with us or one of our affiliates, the term “cause” is defined in the 2022 Plan to mean any event which would qualify as cause for termination under the participant’s employment agreement with the Company, or, if there is no such employment agreement, any of the following (i) the recipient’s dishonest statements or acts with respect to the Company or any affiliate of the Company, or any current or prospective customers, suppliers, vendors or other third parties with which such entity does business; (ii) the recipient’s commission of (A) a felony or (B) any misdemeanor involving moral turpitude, deceit, dishonesty or fraud; (iii) the recipient’s failure to perform the recipient’s assigned duties and responsibilities to the reasonable satisfaction of the Company which failure continues, in the reasonable judgment of the Company, after written notice given to the recipient by the Company; (iv) the recipient’s gross negligence, willful misconduct or insubordination with respect to the Company or any affiliate of the Company; or (v) the recipient’s material violation of any provision of any agreement(s) between the recipient and the Company relating to noncompetition, non-solicitation, nondisclosure and/or assignment of inventions.

Restricted Stock Unit Awards

Restricted stock unit (RSU) awards are granted under restricted stock unit award agreements adopted by the administrator. Restricted stock unit awards may be granted in consideration for any form of legal consideration that may be acceptable to our Board of Directors and permissible under applicable law. A restricted stock unit award may be settled by cash, delivery of stock, a combination of cash and stock as deemed appropriate by the administrator, or in any other form of consideration set forth in the restricted stock unit award agreement. Additionally, dividend equivalents may be credited in respect of shares covered by a restricted stock unit award. Except as otherwise provided in the applicable award agreement, or other written agreement between us and the recipient, restricted stock unit awards that have not vested will be forfeited once the participant’s continuous service ends for any reason.

Restricted Stock Awards

Restricted stock awards are granted under restricted stock award agreements adopted by the administrator. A restricted stock award may be awarded in consideration for cash, check, bank draft or money order, past or future services to us, or any other form of legal consideration that may be acceptable to our Board of Directors and permissible under applicable law. The administrator determines the terms and conditions of restricted stock awards, including vesting and forfeiture terms. If a participant’s service relationship with us ends for any reason, we may receive any or all of the shares of common stock held by the participant that have not vested as of the date the participant terminates service with us through a forfeiture condition or a repurchase right.

Stock Appreciation Rights

Stock appreciation rights are granted under stock appreciation right agreements adopted by the administrator. The administrator determines the purchase price or strike price for a stock appreciation right, which generally will not be less than 100% of the fair market value of our common stock on the date of grant. A stock appreciation right granted under our 2022 Plan will vest at the rate specified in the stock appreciation right agreement as determined by the administrator. Stock appreciation rights may be settled in cash or shares of our common stock or in any other form of payment as determined by our Board of Directors and specified in the stock appreciation right agreement.

The administrator determines the term of stock appreciation rights granted under our 2022 Plan, up to a maximum of 10 years. If a participant’s service relationship with us or any of our affiliates ceases for any reason other than cause, disability, or death, the participant may generally exercise any vested stock appreciation right for a period of three months following the cessation of service. This period may be further extended in the event that exercise of the stock appreciation right following such a termination of service is prohibited by applicable securities laws. If a participant’s service relationship with us, or any of our affiliates, ceases due to disability or death, or a participant dies within a certain period following cessation of service, the participant or a beneficiary may generally exercise any vested stock appreciation right for a period of 12 months in the event of disability and 18 months in the event of death. In the event of a termination for cause, stock appreciation rights generally terminate upon the termination date. In no event may a stock appreciation right be exercised beyond the expiration of its term.

Performance Awards

Our 2022 Plan permits the grant of performance awards that may be settled in stock, cash or other property. Performance awards may be structured so that the stock or cash will be issued or paid only following the achievement of certain pre-established performance goals during a designated performance period. Performance awards that are settled in cash or other property are not required to be valued in whole or in part by reference to, or otherwise based on, our common stock.

The performance goals may be based on any measure of performance selected by our Board of Directors. The performance goals may be based on company-wide performance or performance of one or more business units, divisions, affiliates, or business segments, and may be either absolute or relative to the performance of one or more comparable companies or the performance of one or more relevant indices. Unless specified otherwise by our Board of Directors at the time the performance award is granted, our Board of Directors will appropriately make adjustments in the method of calculating the attainment of performance goals as follows: (i) to exclude restructuring and/or other nonrecurring charges; (ii) to exclude exchange rate effects; (iii) to exclude the effects of changes to generally accepted accounting principles; (iv) to exclude the effects of any statutory adjustments to corporate tax rates; (v) to exclude the effects of items that are “unusual” in nature or occur “infrequently” as determined under generally accepted accounting principles; (vi) to exclude the dilutive effects of acquisitions or joint ventures; (vii) to assume that any business divested by us achieved performance objectives at targeted levels during the balance of a performance period following such divestiture; (viii) to exclude the effect of any change in the outstanding shares of our common stock by reason of any stock dividend or split, stock repurchase, reorganization, recapitalization, merger, consolidation, spin-off, combination or exchange of shares or other similar corporate change, or any distributions to common shareholders other than regular cash dividends; (ix) to exclude the effects of stock based compensation and the award of bonuses under our bonus plans; (x) to exclude costs incurred in connection with potential acquisitions or divestitures that are required to be expensed under generally accepted accounting principles; and (xi) to exclude the goodwill and intangible asset impairment charges that are required to be recorded under generally accepted accounting principles.

Other Stock Awards

The administrator may grant other awards based in whole or in part by reference to our common stock. The administrator will set the number of shares under the stock award (or cash equivalent) and all other terms and conditions of such awards.

Tax Withholding Adjustments

To the extent provided by the terms of an option or other award, or otherwise agreed to by the Administrator, a participant may satisfy any federal, state or local tax withholding obligation relating to the exercise of such option, or award by a cash payment upon exercise, or in the discretion of the Administrator, by authorizing our company to withhold a portion of the stock otherwise issuable to the participant, by delivering already-owned shares of our common stock or by a combination of these means.

Changes to Capital Structure

In the event there is a specified type of change in our capital structure, such as a stock split, reverse stock split, or recapitalization, appropriate adjustments will be made to (i) the class and maximum number of shares reserved for issuance under our 2022 Plan, (ii) the class and maximum number of shares by which the share reserve may increase automatically each year, (iii) the class and maximum number of shares that may be issued on the exercise of ISOs, and (iv) the class and number of shares and exercise price, strike price, or purchase price, if applicable, of all outstanding stock awards.

Corporate Transactions

In the event of a corporate transaction (as defined in the 2022 Plan), unless otherwise provided in a participant’s stock award agreement or other written agreement with us or one of our affiliates or unless otherwise expressly provided by the administrator at the time of grant, any stock awards outstanding under our 2022 Plan may be assumed, continued or substituted for by any surviving or acquiring corporation (or its parent company), and any reacquisition or repurchase rights held by us with respect to the stock award may be assigned to the successor (or its parent company). If the surviving or acquiring corporation (or its parent company) does not assume, continue or substitute for such stock awards, then (i) with respect to any such stock awards that are held by participants whose continuous service has not terminated prior to the effective time of the corporate transaction, or current participants, the vesting (and exercisability, if applicable) of such stock awards will be accelerated in full (or, in the case of performance awards with multiple vesting levels depending on the level of performance, vesting will accelerate at 100% of the target level) to a date prior to the effective time of the corporate transaction (contingent upon the effectiveness of the corporate transaction), and such stock awards will terminate if not exercised (if applicable) at or prior to the effective time of the corporate transaction, and any reacquisition or repurchase rights held by us with respect to such stock awards will lapse (contingent upon the effectiveness of the corporate transaction); and (ii) any such stock awards that are held by persons other than current participants will terminate if not exercised (if applicable) prior to the effective time of the corporate transaction, except that any reacquisition or repurchase rights held by us with respect to such stock awards will not terminate and may continue to be exercised notwithstanding the corporate transaction.

In the event a stock award will terminate if not exercised prior to the effective time of a corporate transaction, the administrator may provide, in its sole discretion, that the holder of such stock award may not exercise such stock award but instead will receive a payment equal in value to the excess (if any) of (i) the value of the property the participant would have received upon the exercise of the stock award, over (ii) any per share exercise price payable by such holder, if applicable. In addition, any escrow, holdback, earn out or similar provisions in the definitive agreement for the corporate transaction may apply to such payment to the same extent and in the same manner as such provisions apply to the holders of our common stock.

Change in Control

Stock awards granted under our 2022 Plan may be subject to acceleration of vesting and exercisability upon or after a change in control (as defined in the 2022 Plan) as may be provided in the applicable stock award agreement or in any other written agreement between us or any affiliate and the participant, but in the absence of such provision, no such acceleration will automatically occur.

Repricing; Cancellation and Re-Grant of Stock Options or Stock Appreciation Rights

The Administrator has the right to effect, at any time and from time to time, subject to the consent of any participant whose award is materially impaired by such action, (1) the reduction of the exercise price (or strike price) of any outstanding option or SAR; (2) the cancellation of any outstanding option or SAR and the grant in substitution therefor of (A) a new option, SAR, restricted stock award, RSU award or other award, under the 2022 Plan or another equity plan of the Company, covering the same or a different number of shares of common stock, (B) cash and/or (C) other valuable consideration (as determined by the Board); or (3) any other action that is treated as a repricing under generally accepted accounting principles.

Duration; Termination of the 2022 Plan

Our Board of Directors has the authority to amend, suspend, or terminate our 2022 Plan at any time, provided that such action does not materially impair the existing rights of any participant without such participant’s written consent. Certain material amendments also require the approval of our shareholders. No incentive stock options may be granted after the tenth anniversary of the date our Board of Directors adopted our 2022 Plan. No stock awards may be granted under our 2022 Plan while it is suspended or after it is terminated.

Current Available Shares

As of the date of this Report, an aggregate of 368,250 shares are available for awards under the 2022 Plan, which allows for an aggregate of 4,168,250 total awards thereunder.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership Table

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 1, 2024 (the “Date of Determination”) by (i) each Named Executive Officer, as such term is defined above under “Item 11. Executive Compensation,” (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of our common stock, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person.

The column titled “Beneficial Ownership” is based on a total of 23,619,500 shares of our common stock outstanding as of the Date of Determination.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. These rules generally provide that shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of the Date of Determination, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, as of the Date of Determination, (a) the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws; and (b) no person owns more than 5% of our common stock. Unless otherwise indicated, the address for each of the officers or directors listed in the table below is 15110 N. Dallas Parkway, Suite 600, Dallas, Texas 75248.

Name of Beneficial Owner	Number of Common Stock Shares Beneficially Owned		Percent Beneficial Ownership
Directors, Named Executive Officers and Executive Officers
Jacob D. Cohen	9,775,000	(1)	38.9%
Eugene M. Johnston	200,000		* %
Amanda Hammer	75,000	(3)	*
Lorraine D’Alessio	75,000	(4)	*
Alex P. Hamilton	75,000	(4)	*
Dr. Kenny Myers	75,000	(4)	*
All executive officers and directors as a group (6 persons)	11,441,667	(1)(2)	46.1%

Greater than 5% Stockholders
Jonathan Arango(5)	1,166,667	(2)	5.0%

* Less than 1%.

(1)	The outstanding shares of common stock beneficially owned by Mr. Cohen are held in the name of The Tiger Cub Trust, which is beneficially owned by Jacob D. Cohen, its Trustee, and which shares Mr. Cohen is deemed to beneficially own. Includes 1,250,000 shares of common stock issuable upon exercise of options to purchase shares of common stock held by Mr. Cohen, with an exercise price of $0.32 per share and 250,000 shares of common stock issuable upon exercise of options to purchase shares of common stock of the Company held by Mr. Cohen, with an exercise price of $1.10 per share, and does not include options to purchase 500,000 shares of common stock which an exercise price of $1.10 per share, which vest at the rate of 1/2 of such options on each of September 1, 2024 and 2025, with a term of five years.

(2)	Includes 166,667 shares of common stock issuable upon exercise of options to purchase shares of common stock of the Company held by Mr. Arango, with an exercise price of $1.10 per share.

(3)	Does not include options to purchase 150,000 shares of common stock with an exercise price of $1.10 per share, which vest at the rate of 1/3 of such options on each of May 1, 2024, 2025 and 2026, which have not vested as of the Date of Determination. The options have a 10 year term.

(4)	Includes 25,000 shares of restricted common stock which vest on October 14, 2024, subject to the holder’s continued service with the Company.

(5)	Address: 15110 Dallas Parkway, Suite 600, Dallas, Texas 75248

Change of Control

The Company is not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Equity Compensation Plan Information

The following table provides information as of December 31, 2023 regarding the Company’s 2022 Equity Incentive Plan, as amended, under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding those in first column)
Equity compensation plans approved by the security holders (1)	2,650,000	$0.73	923,250
Equity compensation plans not approved by the security holders	—	—	—
Total	2,650,000	$0.73	518,250

(1)	Represents options issuable upon grants previously made under the Company’s 2022 Equity Incentive Plan, as amended, which is discussed under “Item 11. Executive Compensation—2022 Equity Incentive Plan.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as discussed below or otherwise disclosed above under “Item 11. Executive Compensation”, which information is incorporated by reference where applicable in this “Item 13. Certain Relationships and Related Transactions, and Director Independence” section, the following sets forth a summary of all transactions since January 1, 2022, or any currently proposed transaction, in which the Company was to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at December 31, 2023 or 2022, and in which any officer, director, or any stockholder owning greater than five percent (5%) of our outstanding voting shares, nor any member of the above referenced individual’s immediate family, had or will have a direct or indirect material interest (other than compensation described above under “Item 11. Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Related Party Transactions

Issuances and Sales of Securities

On April 6, 2022, the Company issued 1,000,000 shares of restricted common stock each to Mr. Cohen (the Company’s Chairman, Chief Executive Officer, Director and majority shareholder) and Mr. Jonathan Arango (the Company’s then President, then Chief Operating Officer, then Secretary, then Director and greater than 5% shareholder), in consideration for services rendered as the Chief Executive Officer and President and then Chief Operating Officer, respectively, of the Company. The shares were valued at $0.10 per share or a total of $100,000.

On June 22, 2022, the Company issued 250,000 shares of restricted common stock to The Loev Law Firm, PC, in consideration for legal services to be rendered, which vested upon issuance. David M. Loev, the Managing Partner, President and sole owner of The Loev Law Firm, PC, is the brother-in-law of Jacob D. Cohen, our Chairman and Chief Executive Officer. These shares were valued at $0.10 per share or a total of $25,000.

On June 16, 2022, American International entered into and closed the transactions contemplated by a Stock Purchase Agreement (the “SPA”), with Cohen Enterprises, Inc. (“Cohen Enterprises”), which entity is owned by Jacob D. Cohen, the Chairman and Chief Executive Officer of the Company, who is also the majority shareholder of the Company. Pursuant to the SPA, American International sold 8,000,000 shares of the outstanding common stock of the Company which represented 80% of the then outstanding shares of common stock of the Company, to Cohen Enterprises in consideration for $90,000, which was approximately the same amount that had been advanced to the Company from American International through the date of the SPA ($89,200). Cohen Enterprises also acquired the right to be repaid the $89,200 advanced from American International to the Company, from the Company, pursuant to the terms of the SPA. As a result of the closing of the SPA, Cohen Enterprises increased its ownership of the Company to 90% (with the remaining 10% of the Company then being owned by Mr. Arango, as discussed above), and American International completely divested its interest in the Company.

In June 2022, Cohen Enterprises sold an aggregate of 600,000 shares of our restricted common stock to third parties for $0.10 per share or $60,000 in aggregate and 40,000 shares of our restricted common stock to a third party for $0.25 per share or $10,000 in aggregate. The shares were sold in private transactions to accredited investors.

On June 30, 2022, Cohen Enterprises gifted 360,000 restricted shares of common stock to Isaak Cohen, the father of Jacob D. Cohen. These shares were valued at $0.10 per share or $36,000.

On August 31, 2022, in consideration for agreeing to an employment agreement with the Company, Mr. Cohen received a sign-on bonus of options to purchase 750,000 shares of common stock of the Company, with an exercise price of $1.10 per share, with options to purchase 250,000 shares vesting every 12 months that the agreement is in effect, beginning September 1, 2023. The options have a term of five years. The fair value of the 750,000 options on the grant date was $462,750 and as of December 31, 2022, the Company recognized $51,417 as stock-based compensation.

On August 31, 2022, in consideration for agreeing to an employment agreement with the Company, Mr. Arango received a sign-on bonus of options to purchase 500,000 shares of common stock of the Company, with an exercise price of $1.10 per share, with options to purchase 166,666 shares vesting every 12 months that the agreement is in effect, beginning September 1, 2023. The options have a term of five years. The fair value of the 500,000 options on the grant date was $308,500 and as of December 31, 2022, the Company recognized $30,850 as stock-based compensation.

On October 1, 2022, the Company agreed to grant Eugene M. Johnston, its Chief Financial Officer, 150,000 shares of the Company’s restricted stock which vest over a 6-month period at the rate of 25,000 shares per month with the first 25,000 shares vesting on November 1, 2022. The shares were valued at $0.28 per share for a total of $41,763.

On October 14, 2022, the Company issued 75,000 restricted shares of common stock to each of its three independent directors, which shares vested 1/3 on October 14, 2022, with the remaining shares vesting in one-third increments on each of October 14, 2023 and 2024, subject to such directors continuing to provide services to the Company on such dates, and subject to the Restricted Stock Award agreements entered into in order to evidence such grants. These shares were valued at $0.28 per share or a total of $20,881.

On October 14, 2022, the Company issued its Project Manager, Joan Arango, 25,000 shares of restricted common stock under the Plan. The shares were issued to Ms. Arango as a bonus for services rendered to date. Ms. Arango is the sister of the Company’s then President and then Chief Operating Officer, then Secretary and then Director, Jonathan Arango. The shares were valued at $0.28 per share for a total of $7,204.

Effective May 1, 2023, the Board of Directors of the Company, with Mr. Cohen abstaining, with the recommendation of the Compensation Committee of the Board of Directors of the Company, approved an increase in the annual salary of Mr. Jacob Cohen, the Chief Executive Officer and Chairman of the Company, from $180,000 to $300,000 per year.

On and effective on May 1, 2023, the Company entered into an Employment Agreement with Mrs. Amanda Hammer. The Employment Agreement provides for Mrs. Hammer to serve as Chief Operating Officer of the Company for an initial three-year term extending through May 1, 2026, provided that the agreement automatically renews for additional one-year terms thereafter in the event neither party provides the other at least 60 days prior notice of their intention not to renew the terms of the agreement. The agreement provides for Mrs. Hammer to receive an annual salary of $150,000 per year. The Employment Agreement also required the Company to grant Mrs. Hammer a sign-on bonus of (a) 75,000 restricted shares of common stock of the Company, vested in full upon issuance, and (b) options to purchase an additional 150,000 shares of common stock of the Company, under the Company’s 2022 Equity Incentive Plan, as amended, with an exercise price of the greater of (i) $1.10 per share; and (ii) the closing sales price of the Company’s common stock on the Nasdaq Capital Market on the date the Employment Agreement and the grant is approved by the Board (which date was May 1, 2023), and which exercise price was $1.00 per share, with options to purchase 50,000 shares vesting every twelve months that the Employment Agreement is in effect, subject to the terms of the 2022 Plan. The options are exercisable for a period of ten years and are documented by a separate option agreement entered into by the Company and Mrs. Hammer.

On October 1, 2023, the Company executed a Summary of Terms and Conditions with Gene Johnston continuing his appointment as the Company’s Chief Financial Officer on a full-time basis for a term of 12 months. Pursuant to the agreement, the Company issued Mr. Johnston 50,000 shares of the Company’s common stock and agreed to pay him $2,000 per month. The shares were issued under, and subject to the terms of, the Company’s 2022 Equity Incentive Plan, as amended.

Effective December 28, 2023, the Board of Directors, with the recommendation of the Compensation Committee of the Board of Directors, approved the grant of stock options to purchase 1,250,000 shares of the Company’s common stock to Jacob D. Cohen, the Company’s Chief Executive Officer and Chairman, in consideration for services rendered to the Company. The options were granted under the Company’s 2022 Equity Incentive Plan, as amended, and the options had a term of five years, subject in all cases to the terms and conditions of the 2022 Plan, the award agreement entered into to evidence such grant, and Mr. Cohen’s continued service with the Company. The options vested in full upon grant. The options have an exercise price of $0.32 per share, 110% of the closing sales price of the Company’s common stock on the NASDAQ Capital market on December 28, 2023, the date the grant was approved.

Related Party Agreements

On September 1, 2022, and effective on August 30, 2022, we entered into a Master Services Agreement with Epiq Scripts, LLC (“Epiq Scripts”), 51% owned and controlled by Jacob D. Cohen, our Chairman and Chief Executive Officer. Pursuant to the Master Services Agreement and a related statement of work (“SOW”), Epiq Scripts agreed to provide for the online fulfillment, specialty compounding, packaging, shipping, dispensing and distribution (collectively, the “Services”) of products sold exclusively via our website that may be prescribed as part of a telehealth consultation on our platform. Epiq Scripts also agreed to provide mail service pharmacy services to us on an exclusive basis during the term of the SOW. The Master Services Agreement and SOW are described in greater detail above under “Item 1. Business—Material Agreements—Master Services Agreement with Epiq Scripts” and “—First Amendment to MSA”.

We paid Epiq Scripts a total of $60,000 upon our entry into the Master Services Agreement, comprising $45,000 as a one-time non-refundable technology systems setup and implementation fee and $15,000 as an upfront retainer to be credited towards the future provision of pharmacy and related services as outlined and detailed in the Master Services Agreement and SOW, of which $11,745 remained outstanding as of December 31, 2022 and $60,953 remained outstanding as of December 31, 2023. All costs related to the pharmacy services provided by Epiq Scripts are listed as related party costs of revenues on our statement of operations.

On August 31, 2022, Mr. Peter “Casey” Jensen, who was then a member of the Board of Directors of American International, purchased 25,000 units in our private placement, including 25,000 shares of common stock and warrants to purchase 25,000 shares of common stock with an exercise price of $1.00 per share, for $25,000.

On September 6, 2022, we entered into a Consulting Agreement with PHX Global, LLC, which is owned by Mr. Jensen. The Consulting Agreement is described in greater detail above under “Item 1. Business—Material Agreements—Consulting Agreements.”

On January 24, 2023, we entered into Consulting Agreements with four consultants to the Company: (1) Sultan Haroon; (2) John Helfrich; (3) Justin Baker; and (4) Maja Matthews, each of whom is also an employee of Epiq Scripts. The Consulting Agreements are described in greater detail above under “Item 1. Business—Material Agreements—Consulting Agreements.”

On February 15, 2023, the 51% of Epiq Scripts then owned by American International was transferred to Mr. Cohen as part of an exchange transaction, whereby Mr. Cohen agreed to cancel his preferred stock of American International, which provided him voting control over American International, in exchange for among other assets, American International’s ownership of Epiq Scripts. As a result, Epiq Scripts is currently 51% owned by Mr. Cohen, our Chairman and Chief Executive Officer. Mr. Cohen has served as the co-Manager of Epiq Scripts since January 2022.

Related Party Loans and Advances

On December 10, 2021 and March 18, 2022, the Company received advances of $39,200 and $50,000, respectively, for a total of $89,200 from its previous majority shareholder, American International, in order to cover various general and administrative expenses. The amount owed to American International was $39,200 as of December 31, 2021. Imputed interest equal to 8% per annum, or $181, was recorded against the related party advance as of December 31, 2021. Other than the imputed interest discussed above, the advances bear no interest and are due on demand upon the Company’s ability to repay the advances from either future revenues or investment proceeds. Pursuant to the terms of the June 16, 2022, Securities Purchase Agreement discussed above, on June 16, 2022, Cohen Enterprises also acquired the right to be repaid the $89,200 advanced from American International to the Company. As of December 31, 2022, the total unpaid amount of the advance totaled $89,200 and as of September 31, 2023, the amount had been repaid in full.

On June 29, 2022, the Company received an advance of $25,000 from Cohen Enterprises in order to cover various general and administrative expenses. The Company repaid Cohen Enterprises $25,000 on August 18, 2022, bringing the total amount owed to Cohen Enterprises to $89,200 as of December 31, 2022. The Company paid Cohen Enterprises $89,200 on April 4, 2023, bringing the total amount owed to Cohen Enterprises to $0 as of December 31, 2023. The Company further recorded a credit of $6,473 towards imputed interest, as other income (previously calculated at a rate of 8% per annum) against the related party advances for the year ended December 31, 2023.

On December 10, 2021, the Company received an advance of $70 from ZipDoctor, Inc., a wholly owned subsidiary of its then sole shareholder, American International, which was used to open and establish the Company’s bank account. The advance bears no interest and is due on demand upon the Company’s ability to repay the advance from either future revenues or investment proceeds. The amount owed to ZipDoctor was $70 as of December 31, 2021. Imputed interest equal to 8% per annum, or $0, was recorded against the related party advance as of December 31, 2021. The amount was paid in full on May 24, 2022 and the amount owed to ZipDoctor was $0 as of December 31, 2022.

The Company’s Chairman and Chief Executive Officer, Jacob D. Cohen, has made his personal credit card available for purchases on behalf of the Company to cover various general and administrative expenses. Mr. Cohen has been repaid a total of $746,581 as of the date of this Report for Company purchases made on his personal credit card.

On November 18, 2022, the Company entered into a Secured Installment Promissory Note with a vendor for the purchase of equipment in the amount of $78,260. The note bears no interest unless an event of default occurs, and then it bears interest at the rate of 10% per annum until paid in full. The Note Payable was payable in installments, requiring payments of $5,000 on each of January 1, 2023, February 1, 2023, and March 1, 2023, with a $31,630 payment due on April 1, 2023 and a final payment due on May 1, 2023. The January 1 and March 1, 2023 payments were timely made and on March 23, 2023, the Company elected to pay off the remaining balance of $63,260. The outstanding balance on December 31, 2022 was $78,260 and as of December 31, 2023, was $0. The outstanding balance on December 31, 2022 was $78,260 and on December 31, 2023, was $0.

On March 1, 2024, the Company borrowed $37,500 from Ronin Equity Partners, which is owned and controlled by Jacob D. Cohen, the Company’s Chief Executive Officer and Chairman. The amount borrowed is payable on demand and does not accrue interest.

On March 18, 2024, the Company borrowed $50,000 from Cohen Enterprises, Inc. , which is owned and controlled by Jacob D. Cohen, the Company’s Chief Executive Officer and Chairman. The amount borrowed is payable on demand and does not accrue interest.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, directors and significant shareholders. However, all of the transactions described above were approved and ratified by our directors. In connection with the approval of the transactions described above, our directors took into account various factors, including his fiduciary duty to the Company; the relationships of the related parties described above to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services were available; and the terms the Company could receive from an unrelated third party.

Our Audit Committee is tasked with reviewing related party transactions to determine whether such transactions are fair to the Company and its shareholders. The Audit Committee of the Board of Directors of the Company will also review and approve any issues relating to conflicts of interests and all related party transactions of the Company (“Related Party Transactions”). The Audit Committee, in undertaking such review and will analyze the following factors, in addition to any other factors the Audit Committee deems appropriate, in determining whether to approve a Related Party Transaction: (1) the fairness of the terms for the Company (including fairness from a financial point of view); (2) the materiality of the transaction; (3) bids / terms for such transaction from unrelated parties; (4) the structure of the transaction; (5) the policies, rules and regulations of the U.S. federal and state securities laws; (6) the policies of the Committee; and (7) interests of each related party in the transaction.

The Audit Committee will only approve a Related Party Transaction if the Audit Committee determines that the terms of the Related Party Transaction are beneficial and fair (including fair from a financial point of view) to the Company and are lawful under the laws of the United States. In the event multiple members of the Audit Committee are deemed a related party, the Related Party Transaction will be considered by the disinterested members of the Board of Directors in place of the Committee.

In addition, our Code of Business Conduct and Ethics (described above under “Management—Code of Ethics”), which is applicable to all of our employees, officers and directors, requires that all employees, officers and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests.

Director Independence

Our common stock is currently quoted on the Nasdaq Capital Market. Nasdaq requires that a majority of our Board of Directors be independent. Our Board of Directors has determined that each of Lorraine D’Alessio , Alex P. Hamilton and Dr. Kenny Myers is an independent director as defined under the Nasdaq rules governing members of boards of directors and as defined under Rule 10A-3 of the Exchange Act.

In assessing director independence, the Board considers, among other matters, the nature and extent of any business relationships, including transactions conducted, between the Company and each director and between the Company and any organization for which one of our directors is a director or executive officer or with which one of our directors is otherwise affiliated.

Furthermore, the Board has determined that each of the members of our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, is independent within the meaning of Nasdaq director independence standards applicable to members of such committees, as currently in effect.

The Compensation Committee members also qualify as “non-employee directors” within the meaning of Section 16 of the Exchange Act.

Item 14. Principal Accountant Fees and Services.

Our independent public accounting firm is Turner, Stone & Company, L.L.P., Dallas, Texas, PCAOB Auditor ID 76.

The following table sets forth the fees billed by our principal independent accountant, Turner, Stone & Company, L.L.P., for the twelve months ended December 31, 2023, and 2022, for the categories of services indicated.

	Year Ended December 31,	Year Ended December 31,
	2023	2022
Audit Fees	$79,745	$19,500
Audit Related Fees	-	$-
Tax Fees	-	$-
All Other Fees	-	-
Total	$79,745	$19,500

Audit fees. Consists of fees billed for the audit of our annual financial statements and review of our interim financial information and services that are normally provided by the accountant in connection with year-end and quarter-end statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”, review of our Forms 8-K filings and services that are normally provided by the accountant in connection with non-year-end statutory and regulatory filings or engagements.

Tax fees. Consists of professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

Other fees. Other services provided by our accountants.

Pre-Approval Policies

It is the policy of our board of directors that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our board of directors. Our board of directors pre-approved all services, audit and non-audit, provided to us by Turner, Stone & Company, L.L.P., for the year ended December 31, 2023, and 2022.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this Report:

(1) Financial Statements

(2) Financial Statement Schedules:

Except as provided above, all financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

(3) Exhibits required by Item 601 of Regulation S-K

		Filed/	Incorporated by Reference
Exhibit	Description of	Furnished			Filing	File
Number	Exhibit	Herewith	Form	Exhibit	Date	Number
1.1	Underwriting Agreement, dated December 15, 2023, between Mangoceuticals, Inc. and Boustead Securities, LLC		8-K	1.1	12/19/2023	001-41615
3.1	Certificate of Formation of Mangoceuticals, Inc., filed with the Secretary of State of Texas on October 7, 2021		S-1	3.1	1/13/2023	333-269240
3.2	Certificate of Amendment to Certificate of Formation of Mangoceuticals, Inc., filed with the Secretary of State of Texas on April 15, 2022		S-1	3.2	1/13/2023	333-269240
3.3	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Mangoceuticals, Inc., submitted to the Secretary of State of Texas on March 28, 2024	X
3.4	Bylaws of Mangoceuticals, Inc.		S-1	3.3	1/13/2023	333-269240
4.1	Common Stock Purchase Warrant granted to Boustead Securities, LLC evidencing the right to acquire 87,500 shares of common stock (dated March 23, 2023)		10-Q	4.1	5/10/2023	001-41615
4.2	Form of Common Stock Purchase Warrant (Investors – 2022 Private Placement)		S-1	4.2	1/13/2023	333-269240
4.3	Common Stock Purchase Warrant issued by Mangoceuticals, Inc. to Boustead Securities, LLC on December 19, 2023		8-K	4.1	12/19/2023	001-41615
4.4	Common Stock Purchase Warrant issued by Mangoceuticals, Inc. to Boustead Securities, LLC on January 22, 2024		8-K	4.1	1/22/2024	001-41615
4.5*	Description of the Registrant’s Securities	X
10.1	Stock Purchase Agreement between American International Holdings Corp. and Cohen Enterprises, Inc., dated June 16, 2022		S-1	10.1	1/13/2023	333-269240
10.2	Form of Subscription Agreement (2022 Private Placement)		S-1	10.2	1/13/2023	333-269240
10.3	Physician Services Agreement dated August 1, 2022, between Mangoceuticals, Inc. and BrighterMD, LLC dba Doctegrity		S-1	10.3	1/13/2023	333-269240
10.4£	Master Services Agreement and Statement of Work dated September 1, 2022, and effective August 31, 2022, between Epiq Scripts, LLC and Mangoceuticals, Inc.		S-1	10.4£	1/13/2023	333-269240
10.5#	Executive Employment Agreement dated August 31, 2022, between Mangoceuticals, Inc. and Jacob D. Cohen		S-1	10.5#	1/13/2023	333-269240
10.6#	Executive Employment Agreement dated August 31, 2022, between Mangoceuticals, Inc. and Jonathan Arango		S-1	10.6#	1/13/2023	333-269240
10.7#	Mangoceuticals, Inc. 2022 Equity Incentive Plan		S-1	10.7#	1/13/2023	333-269240
10.8#	Stock Option Agreement dated August 31, 2022 between Mangoceuticals, Inc. and Jacob D. Cohen (750,000 option shares)		S-1	10.8#	1/13/2023	333-269240
10.9#	Stock Option Agreement dated August 31, 2022 between Mangoceuticals, Inc. and Jonathan Arango (500,000 option shares)		S-1	10.9#	1/13/2023	333-269240
10.10#	Consulting Agreement dated September 6, 2022, between Mangoceuticals, Inc. and PHX Global, LLC		S-1	10.10#	1/13/2023	333-269240
10.11#	Consulting Agreement dated September 6, 2022, between Mangoceuticals, Inc. and Ezekiel Elliott		S-1	10.11#	1/13/2023	333-269240
10.12#	Consulting Agreement dated September 15, 2022, between Mangoceuticals, Inc. and David Sandler		S-1	10.12#	1/13/2023	333-269240

10.13#	Consulting Agreement dated September 15, 2022, between Mangoceuticals, Inc. and Hsiaoching Chou	S-1	10.13#	1/13/2023	333-269240
10.14#	Service Agreement dated September 22, 2022, by and between Mangoceuticals, Inc. and Greentree Financial Group, Inc.	S-1	10.14#	1/13/2023	333-269240
10.15#	Offer Letter dated October 1, 2022 entered into between Mangoceuticals, Inc. and Eugene M. Johnston	S-1	10.15#	1/13/2023	333-269240
10.16#	Notice of Restricted Stock Grant and Restricted Stock Grant Agreement dated October 1, 2022 between Mangoceuticals, Inc. and Eugene M. Johnston	S-1	10.16#	1/13/2023	333-269240
10.17#	Notice of Restricted Stock Grant and Restricted Stock Grant Agreement dated October 14, 2022 between Mangoceuticals, Inc. and Dr. Kenny Myers	S-1	10.17#	1/13/2023	333-269240
10.18#	October 14, 2022 Offer Letter entered into between Mangoceuticals, Inc. and Dr. Kenny Myers	S-1	10.18#	1/13/2023	333-269240
10.19#	Notice of Restricted Stock Grant and Restricted Stock Grant Agreement dated October 14, 2022 between Mangoceuticals, Inc. and Alex P. Hamilton	S-1	10.19#	1/13/2023	333-269240
10.20#	October 14, 2022 Offer Letter entered into between Mangoceuticals, Inc. and Alex P. Hamilton	S-1	10.20#	1/13/2023	333-269240
10.21#	Notice of Restricted Stock Grant and Restricted Stock Grant Agreement dated October 14, 2022 between Mangoceuticals, Inc. and Lorraine D’Alessio	S-1	10.21#	1/13/2023	333-269240
10.22#	October 14, 2022 Offer Letter entered into between Mangoceuticals, Inc. and Dr. Lorraine D’Alessio	S-1	10.22#	1/13/2023	333-269240
10.23#	Consulting Agreement dated November 1, 2022, between Mangoceuticals, Inc. and White Unicorn, LLC	S-1	10.23#	1/13/2023	333-269240
10.24#	Master Services Agreement dated December 1, 2022, between Mangoceuticals, Inc. and Global Career Networks, Inc.	S-1	10.24#	1/13/2023	333-269240
10.25#	Consulting Agreement dated December 21, 2022, between Mangoceuticals, Inc. and Chartered Services, LLC	S-1	10.25#	1/13/2023	333-269240
10.26	Waiver Agreement dated December 30, 2022, between Mangoceuticals, Inc. and Boustead Securities, LLC	S-1	10.26	1/13/2023	333-269240
10.27#	Consulting Agreement dated January 3, 2023, between Mangoceuticals, Inc. and DojoLabs Group, Inc.	S-1	10.27#	1/13/2023	333-269240
10.28#	Advisor Agreement dated January 6, 2023, between Mangoceuticals, Inc. and Dr. Brian Rudman	S-1	10.28#	1/13/2023	333-269240
10.29#	Advisor Agreement dated January 6, 2023, between Mangoceuticals, Inc. and Jarrett Boon	S-1	10.29#	1/13/2023	333-269240
10.30#	Consulting Agreement dated January 6, 2023, between Mangoceuticals, Inc. and Bethor, Ltd	S-1	10.30#	1/13/2023	333-269240
10.31#	Consulting Agreement dated January 24, 2023, between Mangoceuticals, Inc. and Sultan Haroon	S-1/A	10.31#	1/26/2023	333-269240
10.32#	Consulting Agreement dated January 24, 2023, between Mangoceuticals, Inc. and John Helfrich	S-1/A	10.32#	1/26/2023	333-269240

10.33#	Consulting Agreement dated January 24, 2023, between Mangoceuticals, Inc. and Justin Baker	S-1/A	10.33#	1/26/2023	333-269240
10.34#	Consulting Agreement dated January 24, 2023, between Mangoceuticals, Inc. and Maja Matthews	S-1/A	10.34#	1/26/2023	333-269240
10.35	Secured Installment Promissory Note dated November 18, 2022, between Mangoceuticals, Inc. and BPI Equipment, Inc.	S-1/A	10.35	2/21/2023	333-269240
10.36#	Employment Agreement dated and effective May 1, 2023, by and between Mangoceuticals, Inc. and Amanda Hammer	8-K	10.1	5/4/2023	001-41615
10.37#	Stock Option Agreement dated May 1, 2023 between Mangoceuticals, Inc. and Amanda Hammer (150,000 option shares)	8-K	10.2	5/4/2023	001-41615
10.38	Service Agreement dated September 1, 2023, by and between Mangoceuticals, Inc. and Greentree Financial Group, Inc.	8-K	10.1	9/8/2023	001-41615
10.39£	Master Services Agreement and Statement of Work dated September 1, 2022, and effective August 31, 2022, between Epiq Scripts, LLC and Mangoceuticals, Inc.	8-K	10.2	9/21/2023	001-41615
10.40	First Addendum to Master Services Agreement dated September 15, 2023, by and between Mangoceuticals, Inc. and Epiq Scripts, LLC	8-K	10.3	9/21/2023	001-41615
10.41#	Consulting Agreement dated and effective October 3, 2023, by and between Mangoceuticals, Inc. and Eugene M. Johnston	8-K	10.1	10/4/2023	001-41615
10.42#	Advisor Agreement dated November 1, 2023, between Mangoceuticals, Inc. and Dr. Douglas Christianson	S-1	10.43	12/11/2023	333-275993
10.43#	Notice of Restricted Stock Grant and Restricted Stock Grant Agreement dated November 1, 2023 between Mangoceuticals, Inc. and Dr. Douglas Christianson	S-1	10.44	12/11/2023	333-275993
10.44	Marketing Agreement dated December 10, 2023, by and between Mangoceuticals, Inc. and Marius Pharmaceuticals	8-K	10.1	12/11/2023	001-41615

10.45#	Mangoceuticals, Inc. 2022 Equity Incentive Plan Stock Option Agreement dated December 28, 2023 – Jacob Cohen – 1,250,000 shares		8-K	10.2	12/29/2023	001-41615
10.46#	First Amendment to the Mangoceuticals, Inc. 2022 Equity Incentive Plan		8-K	10.1	03/26/2024	001-41615
10.47#	Amended and Restated Mangoceuticals, Inc. 2022 Equity Incentive Plan		8-K	10.2	03/26/2024	001-41615
14.1	Code of Business Conduct and Ethics		S-1	14.1	1/13/2023	333-269240
16.1	Letter from M&K CPAS, PLLC to the U.S. Securities and Exchange Commission dated January 26, 2023, from M&K CPAS, PLLC		S-1/A	16.1	1/26/2023	333-269240
21.1*	Subsidiaries	X
23.1*	Consent of Turner, Stone & Company, L.L.P.	X
24.1	Power of Attorney (included on the Signatures page of this Report on Form 10-K).*
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
99.1	Audit Committee Charter		S-1	99.1	1/13/2023	333-269240
99.2	Compensation Committee Charter		S-1	99.2	1/13/2023	333-269240
99.3	Nominating and Corporate Governance Committee Charter		S-1	99.3	1/13/2023	333-269240
99.4	Whistleblower Protection Policy		S-1	99.4	1/13/2023	333-269240
99.5	Mangoceuticals, Inc. Advisory Board Charter, adopted January 6, 2023		S-1	99.5	1/13/2023	333-269240
97.1	Mangoceuticals, Inc., Policy for the Recovery of Erroneously Awarded Incentive-Based Compensation		10-Q	10.42	10/27/2023	001-41615
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X
104*	Inline XBRL for the cover page of this Transition Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set	X

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

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mangoceuticals, Inc.

Date: April 1, 2024	By:	/s/ Jacob D. Cohen
Jacob D. Cohen
Chairman and Chief Executive Officer
(Principal Executive Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jacob D. Cohen, his or her attorneys-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jacob D. Cohen	Chief Executive Officer and Chairman	April 1, 2024
Jacob D. Cohen	(Principal Executive Officer)

/s/ Eugene M. Johnston	Chief Financial Officer	April 1, 2024
Eugene M. Johnston	(Principal Financial/Accounting Officer)

/s/ Lorraine D’Alessio	Director	April 1, 2024
Lorraine D’Alessio

/s/ Alex P. Hamilton	Director	April 1, 2024
Alex P. Hamilton

/s/ Dr. Kenny Myers	Director	April 1, 2024
Dr. Kenny Myers

