Form 10-Q
period 2024-03-31
MANGOCEUTICALS, INC.
filed 2024-05-15
CIK 1938046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-41615

Mangoceuticals, Inc.

(Exact name of Registrant as specified in its charter)

Texas	87-3841292
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15110 N. Dallas Parkway, Suite 600 Dallas, Texas	75248
(Address of principal executive offices)	(Zip Code)

(214) 242-9619

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	MGRX	The Nasdaq Stock Market LLC (The NASDAQ Capital Market)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s common stock outstanding as of May 15, 2024: 24,819,500.

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of Mangoceuticals, Inc. (the “Company”) that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, including under, or incorporated by reference into, “Risk Factors”, which factors include:

●	our ability to obtain additional funding, the terms of such funding, and dilution caused thereby;

●	the effect of pandemics on our operations, sales, and the market for our products;

●	our ability to build and maintain our brand;

●	cybersecurity, information systems and fraud risks and problems with our websites;

●	our ability to expand and grow our operations, and successfully market our products;

●	changes in, and our compliance with, rules and regulations affecting our operations, sales, and/or our products;

●	shipping, production or manufacturing delays;

●	our ability to increase sales;

●	regulations we are required to comply with in connection with our operations, manufacturing, labeling and shipping;

●	competition from existing competitors or new competitors or products that may emerge;

●	our dependency on third-parties to prescribe and compound our erectile dysfunction (ED) product;

●	our ability to establish or maintain relations and/or relationships with third-parties;

●	potential safety risks associated with our Mango ED and Mango GROW products, including the use of ingredients, combination of such ingredients and the dosages thereof;

●	the effects of changing inflation and interest rates, economic downturns, including potential recessions, as well as macroeconomic, geopolitical, health and industry trends, pandemics, acts of war (including the ongoing Ukraine/Russian conflict and ongoing conflict in and around Israel) and other large-scale crises;

●	our ability to protect intellectual property rights;

●	our ability to adequately support future growth;

●	our ability to attract and retain key personnel to manage our business effectively; and

●	other risk factors included under “1A. Risk Factors” below.

You should read the matters described in “1A. Risk Factors” and the other cautionary statements made in this Report, as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. All forward-looking statements included herein speak only of the date of the filing of this Report. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements above. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

Summary Risk Factors

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission on April 1, 2024 (the “2023 Annual Report”). Investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q, including our financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. If any of these risks occur, our business, financial condition, and results of operations could be materially and adversely affected, and the trading price of our common stock could decline or our common stock could become worthless:

Our business is subject to numerous risks and uncertainties, including those described below and elsewhere in this prospectus. These risks include, but are not limited to, the following:

●	Our need for additional funding, the availability and terms of such funding, and dilution caused thereby;

●	We have a limited operating history, have produced only a limited amount of products and have generated only limited revenues to date;

●	Our ability to execute our growth strategy and scale our operations and risks associated with such growth, and our ability to attract members and customers;

●	The effect of pandemics and governmental responses thereto on our operations, those of our vendors, our customers and the economy in general;

●	Risks associated with our ED product which has not been, and will not be, approved by the FDA and has not had the benefit of the FDA’s clinical trial protocol which seeks to prevent the possibility of serious patient injury and death;

●	Risks that the FDA may determine that the compounding of our planned products does not fall within the exemption from the FFDCA Act provided by Section 503A;

●	Our significant reliance on related party transactions and risks associated with such related party relationships and agreements;

●	The effect of data security breaches, malicious code and/or hackers;

●	Competition and our ability to create a well-known brand name;

●	Changes in consumer tastes and preferences;

●	Material changes and/or terminations of our relationships with key parties;

●	Significant product returns from customers, product liability, recalls and litigation associated with tainted products or products found to cause health issues;

●	Our ability to innovate, expand our offerings and compete against competitors which may have greater resources;

●	Our Chairman and Chief Executive Officer, Jacob D. Cohen, has significant voting control over the company which may deter some investors;

●	Our ability to prevent credit card and payment fraud;

●	Risks associated with inflation, and increases in interest rates and economic downturns, including potential recessions, as well as macroeconomic, geopolitical, health and industry trends, pandemics, acts of war (including the ongoing Ukraine/Russian conflict and Israel/Hamas conflict) and other large-scale crises;

●	The risk of unauthorized access to confidential information;

●	Our ability to protect our intellectual property and trade secrets, claims from third-parties that we have violated their intellectual property or trade secrets and potential lawsuits in connection therewith;

●	Our and our providers’ ability to comply with government regulations, changing regulations and laws, penalties associated with any non-compliance (inadvertent or otherwise), the effect of new laws or regulations, and our ability to comply with such new laws or regulations;

●	Our reliance on our current management and the terms of their employment agreements with us;

●	The outcome of future lawsuits, litigation, regulatory matters or claims;

●	The fact that certain recent initial public offerings of companies with public floats comparable to the public float of the Company have experienced extreme volatility that was seemingly unrelated to the underlying performance of the respective company; and the fact that we may experience similar volatility, which may make it difficult for investors to assess the value of our common stock;

●	The rights and preferences of our outstanding preferred stock, including liquidation preferences in connection therewith;

●	Dilution caused by the sale of securities and the conversion of outstanding preferred stock;

●	Certain terms and provisions of our governing documents which may prevent a change of control, and which provide for indemnification of officers and directors, limit the liability of officers or directors, and provide for the board of director’s ability to issue blank check preferred stock; and

●	The volatile nature of the trading price of our common stock; dilution experienced by investors in the offering; and dilution which may be caused by future sales of securities.

Additional Information

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “our company,” and “MangoRx” refer to Mangoceuticals, Inc. The MangoRx design logo, “MangoRx,” and our other registered or common law trademarks, service marks, or trade names appearing in this Quarterly Report on Form 10-Q are the property of Mangoceuticals, Inc. Other trade names, trademarks, and service marks used in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, we have omitted the ® and ™ designations, as applicable, for the trademarks we name in this Quarterly Report on Form 10-Q.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mangoceuticals, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$15,305	$739,006
Inventory	14,452	18,501
Prepaid expenses - related party	60,051	60,953
TOTAL CURRENT ASSETS	89,808	818,460

FIXED ASSETS
Property and equipment, net of accumulated depreciation of $34,976 and $28,752	89,905	96,129
TOTAL FIXED ASSETS	89,905	96,129

OTHER ASSETS
Deposits	16,942	16,942
Right of use - asset	104,792	119,262
TOTAL OTHER ASSETS	121,734	136,204
TOTAL ASSETS	$301,447	$1,050,793

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,015,945	$140,765
Accounts payable and accrued liabilities - related parties	35,000	-
Payroll tax liabilities	8,203	6,595
Notes payable to related parties	87,500	-
Right-of-use liability - operating lease	65,554	63,718
TOTAL CURRENT LIABILITIES	1,212,202	211,078
LONG-TERM LIABILITIES
Right-of-use liability - operating lease	47,713	64,961
TOTAL LONG-TERM LIABILITIES	47,713	64,961

TOTAL LIABILITIES	1,259,915	276,039

COMMITMENTS AND CONTINGENCIES (SEE NOTE 10)

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock (par value $0.0001, 200,000,000 shares authorized, of which 23,619,500 and 21,419,500 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)	2,362	2,142
Additional paid in capital	12,635,030	12,000,785
Accumulated deficit	(13,595,754)	(11,228,173)
Accumulated other comprehensive loss	(70)	-
TOTAL STOCKHOLDERS’ EQUITY(DEFICIT)	(958,432)	774,754
Non-controlling interest	(36)	-
TOTAL STOCKHOLDERS’ EQUITY(DEFICIT)	(958,468)	774,754

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$301,447	$1,050,793

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mangoceuticals, Inc.

Condensed Consolidated Statements of Operations

	For The Three Months Ended	For The Three Months Ended
	March 31, 2024	March 31, 2023

Revenues
Revenues	$214,095	$100,722

Cost of revenues	20,795	23,753
Cost of revenues - related party	45,902	19,770
Gross profit	147,398	57,199

Operating expenses
General and administrative expenses	771,958	1,29,271
Salary and benefits	293,209	177,918
Advertising and marketing	852,383	284,364
Investor relations	143,000	92,500
Stock based compensation	454,465	764,271
Total operating expenses	2,515,015	2,616,324

Loss from operations	(2,367,617)	(2,559,125)

Other expense
Imputed interest - related party	-	1,760
Total other expense	-	1,760

Loss before income taxes	(2,367,617)	(2,560,885)

Income taxes	-	-

Net loss	(2,367,617)	(2,560,885)

Net loss attributed to non-controlling interest	(36)	-

Net loss attributed to Mangoceuticals, Inc.	$(2,367,581)	$(2,560,885)

Basic and diluted loss per share
Basic and diluted loss per share	$(0.10)	$(0.23)

Weighted average number of shares outstanding
Basic and diluted	22,832,686	11,258,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mangoceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

	For The Three-months Ended	For The Three-months Ended
	March 31, 2024	March 31, 2023

Net loss attributable to Mangoceuticals, Inc.	$(2,367,617)	$(2,560,885)

Other comprehensive expense
Foreign currency adjustments	(70)	-

Comprehensive loss	(2,367,687)	(2,560,885)

Other comprehensive expense
Net loss attributed to non-controlling interest	(36)	-

Comprehensive loss attributable to Mangoceuticals, Inc.	(2,367,651)	(2,560,885)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MANGOCEUTICALS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2024 and 2023

	Common Stock		Additional Paid-in	Accumulated	Accumulated Comprehensive	Non-Controlling	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Loss	Interest	(Deficit)

Balance, December 31, 2022	13,365,000	$1,337	$2,628,449	$(2,015,756)	$-	$-	$614,030

Issuance of common stock for services	700,000	70	699,930	-	-	-	$700,000

Issuance of common stock for cash	1,250,000	125	4,999,875	-	-	-	$5,000,000

Imputed interest	-	-	1,760	-	-	-	$1,760

Options and warrants vested for services	-	-	64,271	-	-	-	$64,271

Net loss	-	-	-	(2,560,885)	-	-	(2,560,885)

Balance, March 31, 2023	15,315,000	$1,532	$8,394,285	$(4,576,641)	$-	$-	$3,819,176

Balance, December 31, 2023	21,419,500	2,142	$12,000,785	$(11,228,173)	$-	$-	$774,754

Issuance of common stock for services	1,600,000	160	416,340	-	-	-	416,340

Issuance of common stock for cash	600,000	60	179,940	-	-	-	180,000

Options and warrants vested for services	-	-	37,965	-	-	-	37,965

Translation adjustment	-	-	-	-	(70)	-	(70)

Net loss	-	-	-	(2,367,581)	-	(36)	(2,367,617)

Balance, March 31, 2024	23,619,500	$2,362	$12,635,030	$(13,595,754)	$(70)	$(36)	$(958,468)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MANGOCEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,367,617)	$(2,560,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,224	6,082
Issuance of common stock for services	416,500	700,000
Imputed interest expense	-	1,760
Options vested for stock-based compensation	37,965	64,271
(Increase) decrease in operating assets:
Inventory	4,049	-
Investment in subsidiary	-	-
Prepaid expenses	902	(19,530)
Operating lease right of use asset	14,470	-
(Decrease) increase in operating liabilities:
Accounts payable and accrued liabilities	875,180	-
Accounts payable and accrued liabilities - related parties	35,000	-
Operating lease right of use liabilities	(15,412)	-
Payroll tax liabilities	1,608	-
NET CASH USED IN OPERATING ACTIVITIES	(991,131)	(1,808,302)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	-	(3,519)
NET CASH USED IN INVESTING ACTIVITIES	-	(3,519)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on notes payable to related parties	87,500	-
Proceeds from sales of common stock for cash	180,000	5,000,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	267,500	5,000,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(723,631)	3,188,179

CASH AND CASH EQUIVALENTS:
Beginning of period	739,006	682,860
Effects of currency translation on cash and cash equivalents	(70)	-
End of period	$15,305	$3,871,039

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mangoceuticals, Inc.

Notes to Financial Statements

Three Months Ended March 31, 2024 and 2023

NOTE 1 – ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Mangoceuticals, Inc. (“Mangoceuticals” or the “Company”), was incorporated in the State of a Texas on October 7, 2021, with the intent of focusing on developing, marketing, and selling a variety of men’s wellness products and services via a telemedicine platform. To date, the Company has identified men’s wellness telemedicine services and products as a growing sector in the most recent years and especially related to the areas of erectile dysfunction (“ED”), hair loss and testosterone replacement or enhancement therapies. In this regard, Mangoceuticals has developed and is commercially marketing a new brand of ED products under the brand name “Mango” and a new brand of hair loss products under the brand name “Grow.” These products are produced at a compounding pharmacy using a proprietary combination of U.S. Food and Drug Administration (“FDA”) approved ingredients which are available to patients on the determination of a prescribing physician that the compounded drug is necessary for the individual patient. Mangoceuticals is currently marketing and selling these branded ED and hair loss products exclusively online via its website at www.MangoRx.com. Product availability varies by state, details are available on our website.

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

On December 15, 2023, we entered into another underwriting agreement (the “Underwriting Agreement”) with Boustead Securities, LLC (“Boustead”), as representative of certain underwriters (the “Underwriters”), relating to a public offering of 4,000,000 shares of the Company’s common stock to the Underwriters at a purchase price to the public of $0.30 per share and also granted to the Underwriters a 45-day option to purchase up to 600,000 additional shares of common stock, solely to cover over-allotments, if any, at the public offering price less the underwriting discounts (the “Follow On Offering”).

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

The Company and its directors, executive officers, and shareholders holding 5% or more of its outstanding common stock previously agreed, in connection with the IPO, subject to certain exceptions and without the approval of Boustead, not to offer, issue, sell, contract to sell, encumber, grant any option for the sale of or otherwise dispose of any of the Company’s securities until March 20, 2024, and any directors or officers who did not enter into a lock-up agreement in connection with the IPO entered into a lock-up agreement in connection with the Follow On Offering, agreeing to not to offer, issue, sell, contract to sell, encumber, grant any option for the sale of or otherwise dispose of any of the Company’s securities for a period of 90 days after December 14, 2023.

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

MangoRx Mexico S.A. de C.V., a Mexican Stock Company, is 98% owned by Mangoceuticals, Inc. The entity was formed in September 2023 and had limited operations as of March 31, 2024.

MangoRx UK Limited, a company incorporated under the laws of the United Kingdom, is 100% owned by Mangoceuticals, Inc. The entity was formed in October 2023 and has had limited operations as of March 31, 2024.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The financial statements present the financial position, results of operations and cash flows of the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). All dollar amounts are rounded to the nearest thousand dollars.

Cash Equivalents

Highly liquid investments with original maturities of three months or less are considered cash equivalents. The Company maintains the majority of its cash accounts at a commercial bank. The Federal Deposit Insurance Corporation (“FDIC”) insures the total cash balance up to $250,000 per commercial bank. From time to time, cash in deposit accounts may exceed the FDIC limits, the excess would be at risk of loss for purposes of the statement of cash flows. There are no cash equivalents at March 31, 2024 and December 31, 2023.

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

Net Loss Per Common Share

We compute net loss per share in accordance with ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were 2,366,667 options, 1,385,000 warrants and no derivative securities outstanding as of March 31, 2024. There were 2,650,000 options, 1,343,000 warrants and no derivative securities outstanding as of December 31, 2023.

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

The following tables summarize our financial instruments measured at fair value as of March 31, 2024 and December 31, 2023.

	Fair Value Measurements at March 31, 2024
	Level 1	Level 2	Level 3
Assets
Cash	$15,305	$-	$-
Total assets	15,305	-	-
Liabilities
Total liabilities	-	-	-
	$15,305	$-	$-

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$739,006	$-	$-
Total assets	739,006	-	-
Liabilities
Total liabilities	-	-	-
	$739,006	$-	$-

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

Concentration and Risks

The Company’s operations are subject to risks including financial, operational, regulatory and other risks including the potential risk of business failure. For the three months ended March 31, 2024 and 2023, the Company had no significant revenue from continuing operations which were derived from a single or a few major customers.

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

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40) (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in US GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company evaluated and determined there is no material effect on the consolidated financial statements at this time.

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

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement. Material related party transactions have been identified in Notes 3, 6 and 8 in the notes to consolidated financial statements.

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

Inventories

Inventories are stated at the lower of cost or net realizable value with cost being determined on a first-in, first-out (“FIFO”) basis. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. During the three months ended March 31, 2024 and 2023, there were no inventory write-downs.

Marketing and Advertising

The Company follows the policy of charging the costs of marketing and advertising to expense as incurred. The Company charged $852,383 and $284,364 towards marketing and advertising for the three months ended March 31, 2024 and 2023, respectively.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of FASB ASC 855, Subsequent Events, for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the consolidated financial statements were issued (see Note 12).

NOTE 3 – PREPAID EXPENSES-RELATED PARTIES

During the three months ended March 31, 2024 and the year ended December 31, 2023, and in association with the Master Services Agreement and Statement of Work with our related party Contracted Pharmacy, the Company prepays the related party Contracted Pharmacy as a retainer to be credited towards future product sales. As of March 31, 2024 and December 31, 2023, the balance was $60,051 and $60,953, respectively.

Additionally, the Company signed a lease agreement for office space, effective October 1, 2022, which included an initial security deposit of $16,942.

NOTE 4 – INVENTORY

During the three months ended March 31, 2024 and the year ended December 31, 2023, the Company purchased inventories related to promotional merchandise intended to be sold online. As of March 31, 2024 and December 31, 2023, the inventory balance was $14,452 and $18,501, respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

During the three months ended March 31, 2024 and 2023, the Company acquired computers and office equipment totaling $0 and $3,519, respectively. Depreciation for the three months ended March 31, 2024 and 2023 was $6,224 and $6,082, respectively. Total net property, plant and equipment was $89,905 and $96,129, as of March 31, 2024 and December 31, 2023, respectively.

	March 31, 2024	December 31, 2023

Computers	$5,062	$5,062
Equipment	119,819	119,819
Less accumulated depreciation:	(34,976)	(28,752)
Property and equipment, net	$89,905	$96,129

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

On June 29, 2022, the Company received an advance of $25,000 from Cohen Enterprises in order to cover various general and administrative expenses. The Company repaid Cohen Enterprises $25,000 on August 18, 2022 bringing the total amount owed to Cohen Enterprises to $89,200 as of December 31, 2022. This amount was paid in full on April 4, 2023 and the amount owed to Cohen Enterprises was $0 as of March 31, 2023 and December 31, 2023. Previously recorded imputed interest equal to eight percent (8%) per annum, or a total of $8,232 against the related party advances, was canceled and reversed for the year ended December 31, 2023.

On December 10, 2021, the Company received an advance of $70 from ZipDoctor, Inc., a then wholly-owned subsidiary of its then majority shareholder, AMIH, which was used to open and establish the Company’s bank account. The advance bears no interest and is due on demand upon the Company’s ability to repay the advance from either future revenues or investment proceeds. The amount was paid in full on May 24, 2022 and the amount owed to ZipDoctor was $0 as of March 31, 2024 and December 31, 2023. Imputed interest at eight percent (8%) per annum on this advance was insignificant and therefore was not calculated, recorded or paid during the time the advance was outstanding from December 10, 2021 to May 24, 2022.

On March 1, 2024, the Company borrowed $37,500 from Ronin Equity Partners, which is owned and controlled by Jacob D. Cohen, the Company’s Chief Executive Officer and Chairman of the Board of Directors. The amount borrowed is payable on demand and does not accrue interest.

On March 18, 2024, the Company borrowed $50,000 from Cohen Enterprises, Inc., which is owned and controlled by Jacob D. Cohen, the Company’s Chief Executive Officer and Chairman of the Board of Directors. The amount borrowed is payable on demand and does not accrue interest.

For additional information on related party prepaid expenses see Note 3.

NOTE 7 – NOTES PAYABLE

On November 18, 2022, the Company entered into a note payable with a vendor for the purchase of equipment in the amount of $78,260. The note bears no interest and was due in three payments of $5,000 each January 1, 2023 through March 1, 2023, a $31,630 payment on April 1, 2023 and a final payment on May 1, 2023 for the outstanding balance. The January 1 and March 1, 2023 payments were timely made and on March 23, 2023, the Company elected to pay off the remaining balance of $63,260. The outstanding balance as of March 31, 2024 and December 31, 2023 was $0.

NOTE 8 – CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of “blank check” preferred stock, $0.0001 par value. All preferred stock were undesignated as of March 31, 2024 and December 31, 2023.

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.0001 per share, of which 23,619,500 shares were issued and outstanding at March 31, 2024, and 21,419,500 shares were issued and outstanding at December 31, 2023.

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

In connection with Dr. Rudman’s appointment to the Advisory Board, the Company entered into an Advisor Agreement (the “Dr. Rudman Consulting Agreement”), dated effective January 6, 2023, with Dr. Rudman, whereby the Company agreed to issue Dr. Rudman 25,000 shares of the Company’s restricted common stock, pay Dr. Rudman $2,000 per month in cash, and reimburse Dr. Rudman for reasonable out-of-pocket expenses, including, without limitation, travel expenses incurred by him in connection with the Company’s requests of the performance of his duties to the Company in service on the Advisory Board. The shares were valued at $1.00 per share for a total of $25,000. The term of the Dr. Rudman Consulting Agreement was for a period of one (1) year and was not renewed.

In connection with Mr. Boon’s appointment to the Advisory Board, the Company entered into an Advisor Agreement (the “Mr. Boon Consulting Agreement”), dated effective January 6, 2023, with Mr. Boon, whereby the Company agreed to issue Mr. Boon 25,000 shares of the Company’s restricted common stock and to reimburse Mr. Boon for reasonable out-of-pocket expenses, including, without limitation, travel expenses incurred by him in connection with the Company’s requests of the performance of his duties to the Company in service on the Advisory Board. The shares were valued at $1.00 per share for a total of $25,000. The term of the Mr. Boon Consulting Agreement was for a period of one (1) year and was not renewed.

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

On June 1, 2023, we entered into a Production and Broadcasting Agreement with New To The Street Group, LLC (“New To The Street”), to provide production, broadcasting and other marketing related services to the Company during the term of the agreement, which was for three months. In consideration for agreeing to provide the services under the agreement, the Company issued New To The Street 50,000 shares of restricted common stock and agreed to pay New To The Street a monthly cash payment of $5,000. The shares were valued at $1.10 per share for a total of $55,000.

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

On October 10, 2023, we entered into a Consulting Agreement with Luca Consulting, LLC (“Luca”), to provide certain management and consulting services to the Company during the term of the agreement, which was for three months. In consideration for agreeing to provide the services under the agreement, the Company issued 200,000 shares of the Company’s restricted common stock upon the parties’ entry into the agreement and to pay Luca $15,000 in cash, payable as follows: (a) $5,000 on the signing of the agreement; (b) $5,000 on the tenth of each month throughout the remainder of the agreement. The Service Agreement includes customary indemnification obligations requiring the Company to indemnify Luca and its affiliates with regard to certain matters. The shares were valued at $0.63 per share for a total of $126,000.

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

On November 15, 2023, we renewed a Consulting Agreement with PHX Global, LLC (“PHX”). Pursuant to the Consulting Agreement, PHX agreed to provide consulting and general business advisory services as reasonably requested by the Company during the term of the agreement, which was for 12 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued PHX 200,000 shares of restricted common stock. The agreement contains customary confidentiality and non-solicitation provisions. The shares were valued at $0.47 per share for a total of $94,000.

On December 11, 2023, the Company entered into a Marketing Agreement with Marius Pharmaceuticals (“Marius”) to market and sell KYZATREX®, an innovative FDA-approved oral Testosterone Replacement Therapy (TRT) product, under the program, ‘PRIME’ by MangoRx. During the Term, Marius grants to MangoRx a non-exclusive, non-transferable, royalty-free license to use the Marius Marks in the United States (the “Territory”) for the sole purpose of the Permitted Purpose. The term of the initial agreement is for two years, automatically renewable for successive one-year terms, subject to certain performance targets as agreed upon each year. As consideration for the license granted herein, MangoRx shall issue to Marius one hundred thousand (100,000) shares of the Company’s common stock (the “Marius Shares”). The Marius Shares shall be issued to Marius upon signing of this Agreement and shall be deemed fully earned upon signing this Agreement. The shares were valued at $0.58 per share for a total of $58,000.

On December 19, 2023 the Company sold 4,000,000 shares of its common stock at a price of $0.30 per share to investors in connection with a follow-on offering for gross proceeds of $1,200,000.

On January 2, 2024, we entered into a Consulting Agreement with G&P General Consulting (“G&P”), Pursuant to the Consulting Agreement, G&P agreed to provide consulting and general business advisory services as it relates to the expansion of the Company’s products into additional international territory’s, including, but not limited to, the United Arab Emirates (UAE), China, Japan, Korea, and in certain regions of Asia and additional services as reasonably requested by the Company during the Term of this Agreement as reasonably requested by the Company during the term of the agreement, which was for 12 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued G&P 250,000 shares of restricted common stock. G&P will receive an additional 500,000 shares in 90 days, if the agreement is still in place  . The Consulting Shares were issued under, and subject to the terms of, the Company’s 2022 Equity Incentive Plan. The agreement contains customary confidentiality and non-solicitation provisions. The shares were valued at $0.28 per share for a total of $70,000. The Company issued G&P a total of 500,000 shares and the remaining contract was terminated with no additional shares being owed to G&P.

On January 10, 2024, we renewed a Consulting Agreement with Luca Consulting, LLC (“Luca”), to provide certain management and consulting services to the Company during the term of the agreement, which is for three months unless otherwise earlier terminated due to breach of the agreement by either party. In consideration for agreeing to provide the services under the agreement, the Company issued 200,000 shares of the Company’s restricted common stock upon the parties’ entry into the agreement and agreed to pay Luca $15,000 in cash, payable as follows: (a) $5,000 on the signing of the agreement; and (b) $5,000 on the tenth of each month throughout the remainder of the agreement. The Service Agreement includes customary indemnification obligations requiring the Company to indemnify Luca and its affiliates with regard to certain matters. The shares were valued at $0.28 per share for a total of $56,000.

On January 11, 2024, we entered into a Consulting Agreement with First Level Capital (“First Level”), to provide certain management and consulting services to the Company during the term of the agreement, which is for six months unless otherwise earlier terminated due to breach of the agreement by either party. In consideration for agreeing to provide the services under the agreement, the Company issued an initial 250,000 shares of the Company’s restricted common stock upon the parties’ entry into the agreement, agreed to issue an additional 250,000 shares of the Company’s restricted common stock before the end of the term of the agreement and to pay First Level $60,000 in cash, payable as follows: (a) $60,000 on the signing of the agreement; and (b) $60,000 on the approval by the Company. The Service Agreement includes customary indemnification obligations requiring the Company to indemnify First Level and its affiliates with regard to certain matters. The initial shares were valued at $0.29 per share for a total of $144,950.

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

On February 7, 2024, pursuant to the Consulting Agreement with G&P, the Company issued G&P another 250,000 shares of restricted common stock. The Consulting Shares were issued under, and subject to the terms of, the Company’s 2022 Equity Incentive Plan. The shares were valued at $0.41 per share for a total of $102,500. The Company subsequently terminated the Consulting Agreement with G&P and there were no additional shares owed to G&P as a result of the termination.

On March 21, 2024, we entered into Amendment to the of January 10, 2024 consulting agreement with Luca extending the agreement for an additional six months (the “Luca Amendment”). In consideration for entering into the Luca Amendment, the Company issued 500,000 shares of the Company’s restricted common stock upon the parties’ entry into the Luca Amendment and agreed to continue to pay Luca $5,000 in in cash on the tenth of each month throughout the remainder of the agreement. The shares were valued at $0.1975 per share for a total of $98,750.

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

On March 28, 2024, Mr. Arango resigned from his position as President and Director of the Company. As detailed in his employment agreement, 283,333 unvested options were forfeited upon resignation or termination of employment as an officer and director. Mr. Arango, has until June 28, 2024 to exercise his 216,667 vested options or they will be forfeited.

As of March 31, 2024 and December 31, 2023, $79,696 and $64,271, respectively, has been recorded and included as stock-based compensation expense on the consolidated statement of operations for the three months ended March 31, 2024 and 2023,the respectively. Mr. Cohen, Mr. Arango (former President and Director) and Ms. Hammer are related parties.

The following table summarizes common stock options activity: The following table summarizes common stock options activity:

	Options	Weighted Average Exercise Price
December 31, 2022	-	$-
Granted	1,400,000	$0.40
Exercised	-	-
Expired	-	-
Outstanding, December 31, 2023	2,650,000	$0.73
Exercisable, December 31, 2023	1,812,500	$0.56

Granted	-	$-
Exercised	-	-
Expired / Forfeited	(283,333)	1.10
Outstanding, March 31, 2024	2,366,667	$0.69
Exercisable, March 31, 2024	1,904,167	$0.59

The weighted average exercise prices, remaining lives for options granted, and exercisable as of March 31, 2024 were as follows:

	Outstanding Options		Exercisable Options
Options Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$1.10	1,116,667	5.05	$1.10	654,167	$1.10
$0.32	1,250,000	4.75	$0.32	1,250,000	$0.32

As of March 31, 2024, the fair value of options outstanding was $760,281. The aggregate initial fair value of the options measured on the grant date of August 31, 2022, May 1, 2023 and December 28, 2023 was calculated using the Black-Scholes option pricing model based on the following assumption:

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

As additional consideration in connection with the follow-on offering, upon the closing of the follow-on offering, we granted Boustead Securities, LLC, the representative of the underwriters named in the Underwriting Agreement for the secondary offering, warrants to purchase 280,000 shares of common stock with an exercise price of $0.38 per share, which are exercisable six months after the effective date of the registration statement filed in connection with the follow-on offering (December 19, 2023) and expire five years after such effectiveness date. The fair value of the warrants on the grant date was $78,174.

On January 22, 2024, pursuant to the Underwriting Agreement, the Company also issued a common stock purchase warrant to the Representative for the purchase of 42,000 shares of its common stock at an exercise price of $0.375, subject to adjustments (the “Warrant”). The Warrant is exercisable at any time and from time to time, in whole or in part, until December 14, 2028, and may be exercised on a cashless basis. The Warrant also includes customary anti-dilution provisions and immediate piggyback registration rights with respect to the registration of the shares underlying the Warrant. The Warrant and the shares of common stock underlying the Warrant were registered as a part of the follow-on registration statement. The fair value of the warrants on the grant date was $12,086.

As of March 31, 2024 and December 31, 2023, the fair value of warrants outstanding to investors was $671,523 and $852,480, respectively. Because the warrants vested immediately, the fair value was assessed on the grant date.

The following table summarizes common stock warrants activity:

	Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2022	2,000,000	$1.00
Granted	367,500	1.22
Exercised	(1,024,500)	1.00
Expired	-	-
Cancelled	-	-
Outstanding, December 31, 2023	1,343,000	1.41
Exercisable, December 31, 2023	1,343,000	1.41

Granted	42,000	0.375
Exercised	-	-
Expired	-	-
Cancelled	-	-
Outstanding, March 31, 2024	1,385,000	1.11
Exercisable, March 31, 2024	1,385,000	$1.11

The weighted average exercise prices, remaining lives for warrants granted, and exercisable as of March 31, 2024, were as follows:

	Outstanding and Vested Warrants
Weighted Average Warrant Exercise Price Per Share	Shares	Life (Years)
$1.11	1,385,000	1.85

As of March 31, 2024, warrants to purchase 1,385,000,000 shares of common stock are outstanding and vested, and the vested stock warrants have a weighted average remaining life of 1.11 years.

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

NOTE 9 – GOING CONCERN

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As reflected in the accompanying consolidated financials, the Company had a net loss of $2,367,617 for the three months ended March 31, 2024 and an accumulated deficit of $13,595,754 as of March 31, 2024. The Company will need to raise additional capital to successfully execute its business plan of which there can be no assurance. The sources of this capital are expected to be the sale of equity and debt, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing shareholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues, our financial position, and liquidity, or force us to abandon our business plan. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Unless management is able to obtain additional financing, it is unlikely that the Company will be able to meet its funding requirements during the next 12 months. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company has right-of-use assets of $104,792 and operating lease liabilities of $113,267 as of March 31, 2024. Operating lease expense for the three months ended March 31, 2024 was $16,492. The Company has recorded $0 in impairment charges related to right-of-use assets during the three months ended March 31, 2024 .

.

Maturity of Lease Liabilities at December 31, 2023	Amount
2024	$53,833
2025	67,589
Total lease payments	121,422
Less: Imputed interest	(8,155)
Present value of lease liabilities	$113,267

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the consolidated balance sheet date but before the consolidated financial statements are issued. Based on the evaluation, the Company identified the following subsequent events:

On April 1, 2024, the Company borrowed $100,000 from Cohen Enterprises, Inc., which is owned and controlled by Jacob D. Cohen, the Company’s Chief Executive Officer and Chairman. The amount borrowed is payable on demand and does not accrue interest.

Effective on April 5, 2024 (the “Initial Closing Date”), we agreed to definitive terms on a Securities Purchase Agreement dated April 4, 2024 (the “SPA”), with an institutional accredited investor (the “Purchaser”), pursuant to which the Company agreed to sell to the Purchaser, and the Purchaser agreed to purchase from the Company, 1,500 shares of Series B Preferred Stock of the Company for $1,650,000, and warrants (the “Warrants”, and the shares of Common Stock issuable upon exercise thereof, the “Warrant Shares”), to purchase up to 3,300,000 shares of common stock for an aggregate purchase price of $1,500,000. On the Initial Closing Date, the Company sold the Purchaser 500 shares of Series B Preferred Stock (the “Initial Closing Shares”) and the Warrants, for an aggregate of $500,000.

Also on the Initial Closing Date, the Company entered into an Equity Purchase Agreement (the “ELOC”) with the Purchaser pursuant to which the Purchaser committed to purchase up to $25,000,000 (the “Maximum Amount”) of the Company’s Common Stock (the “Financing”). On the Initial Closing Date, the Company issued 1,000,000 shares of the Company’s Common Stock to the Purchaser as a commitment fee (the “Commitment Shares”). The Commitment Shares were valued at $0.2149 per share for a total of $214,900.

Effective on April 24, 2024, the Company entered into a Patent Purchase Agreement (the “IP Purchase Agreement”), with Intramont Technologies, Inc. (“Intramont”). Pursuant to the IP Purchase Agreement, we purchased certain patents and patent applications owned by Intramont, related to prevention of infections, including the common cold, respiratory diseases, and orally transmitted diseases such as human papillomavirus (HPV) (the “Patents”), in consideration for $20,000,000, which is payable to Intramont by (a) the issuance of 980,000 shares of the Company’s newly designated 6% Series C Convertible Preferred Stock (the “Series C Preferred Stock”), with a face value of $20.00 per share, for a total value of $19,600,000 (the “Series C Shares”); and (b) $400,000 in cash, (i) with $200,000 payable on or before June 30, 2024, (ii) $100,000 payable on or before August 31, 2024, and (iii) $100,000 payable on or before November 30, 2024 (collectively, the “Cash Payments”).

The IP Purchase Agreement included standard representations and warranties and confidentiality and indemnification obligations of the parties, for a transaction of that type and size. The Company purchased the Patents through its newly formed wholly-owned subsidiary, MangoRx IP Holdings, LLC, a Texas limited liability company.

On April 25, 2024, the Company amended its Consulting Agreement with PHX dated November 7, 2023 whereby the Company agreed to issue PHX an additional 200,000 shares of restricted common stock. The additional 200,000 shares were issued under, and subject to the terms of, the Company’s 2022 Equity Incentive Plan. The shares were valued at $0.28 per share for a total of $56,000.

On April 26, 2024, the Company sold the Purchaser 150 shares of Series B Preferred Stock for an aggregate of $150,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed interim consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and the notes to those consolidated financial statements for the fiscal year ended December 31, 2023, which were included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 1, 2023 (the “2023 Annual Report”). The following discussion contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. See also “Cautionary Statement Regarding Forward-Looking Information”, above. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Quarterly Report and in other reports we file with the SEC. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason, except as otherwise provided by law.

The following discussion is based upon our consolidated financial statements included elsewhere in this Quarterly Report, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed consolidated interim financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. In the course of operating our business, we routinely make decisions as to the timing of the payment of invoices, the collection of receivables, the shipment of products, and the fulfillment of orders, among other matters. Each of these decisions has some impact on the financial results for any given period. In making these decisions, we consider various factors including contractual obligations, customer satisfaction, competition, internal and external financial targets and expectations, and financial planning objectives. On an on-going basis, we evaluate our estimates, including those related to sales returns, allowance for doubtful accounts, impairment of long-term assets, especially goodwill and intangible assets, assumptions used in the valuation of stock-based compensation, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited consolidated financial statements of the Company for the quarters ended March 31, 2024 and 2023, above.

See also “Glossary of Industry Terms” beginning on page 2 of our 2023 Annual Report for information on certain of the terms used below.

References to our websites and those of third parties below are for information purposes only and, unless expressly stated below, we do not desire to incorporate by reference into this Report information in such websites.

Unless the context otherwise requires, references in this Report to “we,” “us,” “our,” the “Registrant”, the “Company,” “MangoRx” and “Mangoceuticals, Inc.” refer to Mangoceuticals, Inc.

In addition:

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“FDA” means the U.S. Food and Drug Administration;
●	“FFDCA Act” means the Federal Food, Drug and Cosmetic Act, which is a set of U.S. laws passed by Congress in 1938 giving authority to the FDA to oversee the safety of food, drugs, medical devices, and cosmetics;

●	“NASDAQ” means the NASDAQ Capital Market;
●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and
●	“Securities Act” refers to the Securities Act of 1933, as amended.

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

The following discussion of the Company’s historical performance and financial condition should be read together with the consolidated financial statements and related notes included herein. This discussion contains forward-looking statements based on the views and beliefs of our management, as well as assumptions and estimates made by our management. These statements by their nature are subject to risks and uncertainties, and are influenced by various factors. As a consequence, actual results may differ materially from those in the forward-looking statements. See “Item 1A. Risk Factors” included herein for the discussion of risk factors and see “Cautionary Statement Regarding Forward-Looking Statements” for information on the forward-looking statements included below.

The following discussion is based upon our financial statements included elsewhere in in this prospectus, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies.

Introduction

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Key Performance Indicators. Indicators describing our performance for the periods presented.

●	Plan of Operations. A description of our plan of operations for the next 12 months including required funding.

●	Results of Operations. An analysis of our financial results comparing the quarters ended March 31, 2024 and 2023.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

●	Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Plan of Operations

We had a working deficit of $1.1 million as of March 31, 2024. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we currently anticipate the need for additional funding in order to continue our operations at their current levels and to pay the costs associated with being a public company for the next 12 months. We may also require additional funding in the future to expand or complete acquisitions.

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

We may seek additional funding in the future through equity financings, debt financings or other capital sources, including collaborations with other companies or other strategic transactions, a portion of which we expect to raise pursuant to the SPA and ELOC, which are discussed in detail above. We may not be able to obtain financing on acceptable terms or at all. The terms of any financing may adversely affect the holdings or rights of our shareholders and/or create significant dilution. Although we continue to pursue these plans, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continued operations, if at all.

Results of Operations

Comparison of the Three months ended March 31, 2024 and 2023

Revenues

We began generating revenues in November 2022 and had revenues of $214,095 and $100,722 for the three months ended March 31, 2024 and 2023, respectively.

Revenue increased by $113,373 or 113% for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, due to increased marketing and brand recognition.

Cost of Revenues

We had cost of revenues of $20,795 and $23,753 for the three months ended March 31, 2024 and 2023, respectively, relating to improved margins and related party cost of revenues of $45,902 and $19,770 for the three months ended March 31, 2024 and 2023, respectively, relating to amounts paid to Epiq Scripts, LLC (“Epiq Scripts”), a related party, 51% owned and controlled by Jacob D. Cohen, our Chairman and Chief Executive Officer, which entity provides us pharmacy and compounding services, resulting in gross profit of $147,398 and $57,199 for the three months ended March 31, 2024 and 2023, respectively. The related party cost of revenues was associated with a Master Services Agreement entered into with Epiq Scripts and a related statement of work and the remaining cost of revenues was attributed to the amounts paid to our unrelated party doctors network and shipping expenses.

Cost of revenues increased for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, due to increased units sold.

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

Operating Expenses

We had total general and administrative expenses of $771,958 and $1,297,271, for the three months ended March 31, 2024 and 2023, a decrease of $525,313 from the prior period.

The decrease in general administration expenses for the quarter ended March 31, 2024, compared to the prior period, was due primarily to reduced cost related to our legal fees of $122,047 and $139,578 for the quarters ended March 31, 2024 and 2023, respectively, mainly related to legal fees in connection with our initial public offering and related matters. Placement agent fees of $12,600 and $400,000, for the quarters ended March 31, 2024 and 2023, respectively, relating to fees paid to our placement agent in connection with our private placement and initial public offerings. Accounting and auditing fees of $38,339 and $56,600, for the quarters ended March 31, 2024 and 2023, respectively, which was in connection with fees paid to our accountants and auditors in connection with the preparation of the financial statements for our initial public offering , quarterly reviews, and annual filing. General consulting related expenses of $111,658 and $163,513, for the quarters ended March 31, 2024 and 2023, respectively, related to other various consulting fees paid in connection with our operations in the current period. Software development fees of $171,861 and $131,420 for the quarters ended March 31, 2024 and 2023, respectively, related to the front and backend development of our website in the current period. Software development expenses are integral to customers accessing our ordering system and successfully placing an order for our products.

Salary and benefits of $239,209 and $177,918 for the quarters ended March 31, 2024 and 2023, respectively, which increased due to the engagement of new employees as we ramped up our operations in the current period.

IPO, Stock-based compensation totaled $454,465 and $764,271 (including a total of $416,340 and $700,000 attributed to stock issued for services and $37,965 and $64,271 attributed to stock-based compensation from issuances of options and warrants), respectively, which decrease was due to us having issued less stock for compensation during the 2024 period.

Advertising and marketing expenses in the amount of $852,383 and $284,364, for the quarters ended March 31, 2024 and 2023, respectively, related to us increasing our advertising and marketing costs in the 2024 period as we ramped up our marketing efforts in connection with the expansion of our operations.

We had $143,000 of investor relations expenses for the three months ended March 31, 2024, related to awareness of our stock to the public market, compared to $0 of investor relations expenses for the three months ended March 31, 2023.

Other Expense

We had imputed interest expense of $0 and $1,760 (which represented imputed interest on the related party loans which were repaid in 2023, as discussed below under “Liquidity and Capital Resources”) for the quarters ended March 31, 2024 and 2023, respectively.

Net Loss

We had a net loss of $2,367,617 and $2,560,885 for the quarters ended March 31, 2024 and 2023, respectively, representing a decrease in net loss of $193,268 or 8% from the prior period, for the reasons discussed above.

Liquidity and Capital Resources

As of March 31, 2024, we had $15,305 of cash on-hand, compared to $739,006 of cash on-hand of December 31, 2023. We also had $60,051 of prepaid expenses, related party, relating to amounts funded to Epiq Scripts, which is 51% owned and controlled by Jacob D. Cohen, our Chairman and Chief Executive Officer, $14,452 of inventory; $89,905 of property and equipment, net, consisting of computers, office and custom product packaging equipment, $16,942 of security deposit, representing the security deposit on our leased office space and $104,792 of right of use asset in connection with our office space lease. Cash decreased mainly due to funds used for general operating expenses.

As of March 31, 2024, the Company had total current liabilities of $1,212,202, consisting of $1,015,945 of accounts payable and accrued liabilities, $35,000 of accounts payable and accrued liabilities, related parties, relating to salaries accrued to officers of the Company, $8,203 of payroll tax liabilities, $87,500 of notes payable to related parties, relating to loans to the Company by our CEO and an entity owned by our CEO, and $65,554 of right-of-use liability, operating lease, current portion. We also had $47,713 of right-of-use liability, long-term.

As of March 31, 2024, we had a working deficit of $1.1 million and a total accumulated deficit of $13,595,754.

We have mainly relied on related party loans, as well as funds raised through the sale of securities, mainly through the private placement offering, our IPO and our Follow On Offering, each discussed below, and revenues generated from sales of our Mango ED and Mango GROW products, to support our operations since inception. We have primarily used our available cash to pay operating expenses. We do not have any material commitments for capital expenditures, except pursuant to the terms of the SPA and ELOC, discussed in greater detail below.

We have experienced recurring net losses since inception. We believe that we will continue to incur substantial operating expenses in the foreseeable future as we continue to invest to bring our Mango ED, Mango GROW and Prime by MangoRx products to market and to attract customers, expand the product offerings and enhance technology and infrastructure. These efforts may prove more expensive than we anticipate, and we may not succeed in generating commercial revenues or net income to offset these expenses. Accordingly, we may not be able to achieve profitability, and we may incur significant losses for the foreseeable future. Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of December 31, 2023. As of March 31, 2024, our current capital resources, combined with the net proceeds from the offering, are not expected to be sufficient for us to fund operations for the next 12 months. We need to raise funding in addition to the funding raised in our IPO and Follow On Offering, to support our operations in the future, a portion of which we expect to raise pursuant to the SPA and ELOC. We may also seek to acquire additional businesses or assets in the future, which may require us to raise funding. We currently anticipate such funding being raised through the offering of debt or equity. Such additional financing, if required, may not be available on favorable terms, if at all. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our shareholders experiencing significant dilution. If such financing is unavailable, we may be forced to curtail our business plan, which may cause the value of our securities to decline in value.

To support our existing operations or any future expansion of business, including the ability to execute our growth strategy, we must have sufficient capital to continue to make investments and fund operations. We have plans to pursue an aggressive growth strategy for the expansion of operations through marketing to attract new customers for our Mango ED and Mango GROW products.

Cash Flows

	Three months ended March 31, 2024	Three months ended March 31, 2023
Cash provided by (used in):
Operating activities	$(991,131)	$(1,808,302)
Investing activities	-	(3,519)
Financing activities	267,500	5,000,000
Net increase (decrease) in cash equivalents	$(723,631)	$3,188,179

Net cash used in operating activities was $991,131 for the three months ended March 31, 2024, which was mainly due to $2,409,348 of net loss, offset by $416,500 of common stock issued for services, and $910,180 of accounts payable and accrued liabilities related parties.

Net cash used in operating activities was $1,808,302 for the three months ended March 31, 2023, which was mainly due to $2,560,885 of net loss offset by $700,000 of common stock issued for services and $64,271 of options vested for stock-based compensation.

Net cash used in investing activities was $3,519 for the three months ended March 31, 2023, which was due to the purchase of equipment. There was no net cash used in investing activities for the three months ended March 31, 2024.

Net cash provided by financing activities was $267,500 for the three months ended March 31, 2024, which was mainly due to $87,500 of related party borrowing and $180,000 from the sale of common stock.

Net cash provided by financing activities was $5,000,000 for the three months ended March 31, 2023, which was mainly due to $5,000,000 of proceeds from the sale of common stock in our IPO, discussed below.

Related Party Loans and Advances

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

On March 1, 2024, the Company borrowed $37,500 from Ronin Equity Partners, which is owned and controlled by Jacob D. Cohen, the Company’s Chief Executive Officer and Chairman of the Board of Directors. The amount borrowed is payable on demand and does not accrue interest.

On March 18, 2024, the Company borrowed $50,000 from Cohen Enterprises, Inc., which is owned and controlled by Jacob D. Cohen, the Company’s Chief Executive Officer and Chairman of the Board of Directors. The amount borrowed is payable on demand and does not accrue interest.

Initial Public Offering

On March 23, 2023, we consummated our IPO of 1,250,000 shares of common stock at a price to the public of $4.00 per share, pursuant to that certain Underwriting Agreement, dated March 20, 2023, between the Company and Boustead Securities, LLC, as representative of several underwriters named in the Underwriting Agreement (“Boustead”). The Company received gross proceeds of approximately $5 million, before deducting underwriting discounts and commissions and estimated offering expenses payable by the Company upon the sale of the shares. In connection with the IPO, the Company also granted Boustead a 45-day option to purchase up to an additional 187,500 shares of its common stock, which expired unexercised

At the same time, and as part of the same registration statement, but pursuant to a separate prospectus the Company registered the sale of 4,765,000 shares of common stock, including 2,000,000 shares of common stock issuable upon the exercise of outstanding warrants to purchase shares of common stock with an exercise price of $1.00 per share, of which warrants to purchase 975,500 shares of common stock remain outstanding, and unexercised, as of the date of this prospectus.

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

Securities Purchase Agreement

Effective on April 5, 2024 (the “Initial Closing Date”), we agreed to definitive terms on a Securities Purchase Agreement dated April 4, 2024 (the “SPA”), with an institutional accredited investor (the “Purchaser”), pursuant to which the Company agreed to sell to the Purchaser, and the Purchaser agreed to purchase from the Company, 1,500 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) of the Company for $1,650,000, and warrants (the “Warrants”, and the shares of common stock issuable upon exercise thereof, the “Warrant Shares”), to purchase up to 3,300,000 shares of common stock, of the Company, for an aggregate purchase price of $1,500,000.

Pursuant to the SPA, the sale of the Series B Preferred Stock and Warrants is to take place over up to three closings as follows:

	Initial Stated Value of Preferred Stock to be issued by installment	Warrants to be issued	Closing Date	Aggregate Purchase Price
Initial Closing	$550,000	3,300,000	Initial Closing Date	$500,000
Second Closing	$275,000		The earlier of (a) the date mutually approved by the Company and the Purchaser; and (b) three business days after the Stockholder Approval and Effectiveness	$250,000
Third Closing	$825,000		The Stockholder Approval and Effectiveness	$750,000
Total	$1,650,000			$1,500,000

On the Initial Closing Date, the Company sold the Purchaser 500 shares of Series B Preferred Stock (the “Initial Closing Shares”) and the Warrants, for an aggregate of $500,000. As described in the table above, the sale of an additional 250 shares of Series B Preferred Stock for $250,000, is to occur upon the earlier of the mutual approval of the Company and the Purchaser, and three business days after the Stockholder Approval and Effectiveness (as defined below); and the sale of an additional 750 shares of Series B Preferred Stock is expected to occur upon Stockholder Approval and Effectiveness.

The Series B Preferred Stock each have an initial stated value of $1,100 per share, and as a result, the effective purchase price of the Series B Preferred Stock shares sold, and agreed to be sold to the Purchaser, without taking into account the Warrants, is a 10% discount to the stated value thereof.

The consummation of the Second Closing and Third Closing contemplated by the SPA, are subject to various customary closing conditions as well as Stockholder Approval and Effectiveness (as hereinafter defined).

Pursuant to the SPA, the Company agreed that until Stockholder Approval (as defined below) is obtained, the Company would not issue any shares of common stock upon conversion of the Series B Preferred Stock or upon exercise of the Warrants, to the extent that after giving effect thereto, the aggregate number of shares of common stock that would be issued pursuant to the SPA and the ELOC (as defined below), and the other transaction documents entered into in connection therewith would exceed 4,721,538 shares of common stock (representing 19.99% of the number of shares of common stock issued and outstanding immediately prior to the execution of the SPA) (such maximum number of shares, the “Exchange Cap”).

The SPA requires us, as soon as practicable after the Initial Closing Date, but in any event no later than 30 days thereafter (the “Stockholder Meeting Deadline”), to hold a meeting of stockholders to seek approval of a waiver of the Exchange Cap and, if needed, an increase in the authorized number of shares of common stock (approval of all such proposals, the “Stockholder Approval”), by providing each stockholder of the Company a proxy statement. If, despite the Company’s best efforts, the Stockholder Approval is not obtained on or prior to the Stockholder Meeting Deadline, we are required to hold additional stockholder meetings, at least semi-annually until such Stockholder Approval is obtained. “Effectiveness” means the Securities and Exchange Commission (SEC) declaring effective the registration statement required to be filed pursuant to the Registration Rights Agreement, discussed below.

From (a) the Initial Closing Date until 30 days after the effective date of the registration statement registering for resale all of the Warrant Shares and shares of common stock issuable upon conversion of the Series B Preferred Stock which may be sold at the Initial Closing, Second Closing and Third Closing (and if such Option Closing has occurred as of such date, the Option Conversion Shares)(subject to certain cutback rights described in the Registration Rights Agreement), the Company is prohibited from (i) issuing, entering into any agreement to issue or announcing the issuance or proposed issuance of any shares of common stock, common stock equivalents, preferred stock or preferred stock equivalents or (ii) filing any registration statement or amendment or supplement thereto, other than the filing a registration statement on Form S-8 in connection with any employee benefit plan; and (b) from the Initial Closing Date until 180 days after the Initial Closing Date, the Company is prohibited from effecting or entering into an agreement to effect any issuance by the Company or any of its subsidiaries of common stock, common stock equivalents, preferred stock or preferred stock equivalents (or a combination of units thereof) involving a Variable Rate Transaction (as defined in the SPA), except for an equity line of credit.

The SPA also provides the Purchaser the option (the “Option”) to purchase an additional $1,100,000 (based on the stated value of the Series B Preferred Stock) of Series B Preferred Stock (the “Option Shares”, and the shares of common stock issuable upon conversion of the Option Shares, the “Option Conversion Shares”). The purchase price to be paid for the Option Shares is $1,000,000 (the “Option Price”), and the Option can be exercised at any time on or before the date that is six months following the date of the Third Closing.

Finally, the SPA provides that until the 18th month anniversary of the Closing Date, the Purchaser has the right to participate in any issuance by the Company or any of its subsidiaries of common stock or common stock equivalents or any offering of debt or any other type of financing, or a combination thereof (other certain customary exempt issuances)(each a “Subsequent Financing”), in an amount not to exceed the amount of the Purchaser’s subscription, on the same terms, conditions and price provided for in the Subsequent Financing.

The Company has reserved from its duly authorized capital stock 50,000,000 of shares of common stock issuable upon exercise of the Warrants and conversion of the Series B Preferred Stock.

Registration Rights Agreement

In connection with the SPA, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchaser. Pursuant to the Registration Rights Agreement, the Company is required to file a resale registration statement (the “Registration Statement”) with the SEC to register for resale of the shares of the Company’s common stock issuable upon conversion of all shares of Series B Preferred Stock which may be sold at the Initial Closing, Second Closing and Third Closing (and if such Option Closing has occurred as of such date, the Option Conversion Shares), shares of common stock issuable in lieu of cash dividends which could accrue on the Series B Preferred Stock for a period of two years, and the Warrant Shares, within 30 days of the Closing Date, and to have such Registration Statement declared effective within 5 trading days after the date notified by the SEC that the SEC is not reviewing the Registration Statement, in the event the Registration Statement is not reviewed by the SEC, or 60 days of the Closing Date in the event the Registration Statement is reviewed by the SEC. The Company will be obligated to pay certain liquidated damages to the Purchaser if the Company fails to file the Registration Statement when required, fails to cause the Registration Statement to be declared effective by the SEC when required, of if the Company fails to maintain the effectiveness of the Registration Statement.

The Company agreed, among other things, to indemnify the Purchaser and its affiliates with respect to certain liabilities and to pay all fees and expenses incident to the Company’s obligations under the Registration Rights Agreement.

Description of the Series B Convertible Preferred Stock

On March 28, 2024, the Company submitted for filing to the Secretary of State of Texas, a Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Mangoceuticals, Inc. (the “Series B Designation”), which was filed with the Secretary of State of Texas on April 4, 2024, effective as of March 28, 2024.

The Series B Convertible Preferred Stock terms are describe in greater detail in the Current Report on Form 8-K filed by the Company with the SEC on April 11, 2024.

Warrants

At the Initial Closing, the Company issued the Purchaser the Warrants to purchase up to 3,300,000 shares of common stock. The exercise price of the Warrants is $0.26 (the “Exercise Price”). The Exercise Price is subject to adjustment in the event of customary stock splits, stock dividends, combinations or similar events. If at any time following the 120th day after the Initial Closing, there is no effective registration statement registering, or the prospectus contained therein is not available for the shares of common stock issuable upon exercise of the Warrants, the Warrants can be exercised on a cashless basis and the Company is subject to certain liquidated damages and damages as described in greater detail in the Common Share Purchase Warrant entered into on the Initial Closing Date to evidence the Warrants (the “Warrant Agreement”).

The Warrants are exercisable on or after October 4, 2024, and for five years thereafter.

The Warrants contain provisions that prohibit exercise if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of the Company’s shares of common stock outstanding immediately after giving effect to such exercise. The holder of the Warrants may increase or decrease this percentage, but not in excess of 9.99%, by providing at least 61 days’ prior notice to the Company. In the event of certain corporate transactions, the holder of the Warrants will be entitled to receive, upon exercise of the Warrants, the kind and amount of securities, cash or other property that the holder would have received had it exercised the Warrants immediately prior to such transaction.

If the Company or any subsidiary at any time while the Warrants are outstanding, shall sell, enter into an agreement to sell or grant any option to purchase, or sell or grant any right to reprice, or otherwise dispose of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any common stock or common stock equivalents, at an effective price per share less than the exercise price of the Warrants then in effect (such lower price, the “Base Share Price” and such issuances collectively, a “Dilutive Issuance”) then simultaneously with the consummation (or, if earlier, the announcement) of each Dilutive Issuance the exercise price shall be reduced and only reduced to equal the Base Share Price. No adjustment however is to be made for certain customary Exempt Issuances (as defined in the SPA).

The Warrants also include customary buy-in rights in the event the Company fails to timely deliver the shares of common stock issuable upon exercise thereof.

If at any time the Warrants are outstanding there occurs any share split, share dividend, share combination recapitalization or other similar transaction involving the common stock (each, a “Share Combination Event”, and such date thereof, the “Share Combination Event Date”) and the Event Market Price (defined below) is less than the then exercise price then in effect, then on the sixth trading day immediately following such Share Combination Event Date, the exercise price then in effect on such sixth trading day is automatically reduced (but in no event increased) to the Event Market Price. The “Event Market Price” means, with respect to any Share Combination Event Date, the quotient determined by dividing (x) the sum of the volume weighted average price of the common stock for each of the five trading days ending and including the trading day immediately preceding the sixth trading day after such Share Combination Event Date, divided by (y) five.

Equity Purchase Agreement

Also on the Initial Closing Date, the Company entered into an Equity Purchase Agreement (the “ELOC”) with the Purchaser pursuant to which the Purchaser committed to purchase up to $25,000,000 (the “Maximum Amount”) of the Company’s common stock (the “Financing”). On the Initial Closing Date, the Company issued 1,000,000 shares of the Company’s common stock to the Purchaser as a commitment fee (the “Commitment Shares”). In connection with the Financing, on the Closing Date, the Company and the Purchaser also entered into a Registration Rights Agreement (the “ELOC RRA”).

Upon filing and effectiveness of a Registration Statement on Form S-1 to register the Advance Shares (defined below) and provided other closing conditions are met, from time to time over the term of the ELOC, the Company shall have the right, but not the obligation, to direct the Purchaser to purchase shares of the Company’s common stock (the “Advance Shares”) in a maximum amount of one hundred percent (100%) of the average daily trading volume over the five trading days preceding the applicable advance date. At any time and from time to time during the 2-year term of the ELOC (the “Commitment Period”), the Company may deliver a notice to Purchaser (the “Advance Notice”) and shall deliver the Advance Shares to Purchaser via DWAC (as defined in the ELOC) on the next trading day. The purchase price (the “Purchase Price”) for the Advance Shares shall equal 90.0% of the gross proceeds received by the Purchaser for the resale of the Advance Shares during the three consecutive trading days immediately following the date an Advance Notice is delivered (the “Valuation Period”). The closing of an Advance Notice shall occur within two trading days following the end of the respective Valuation Period, whereby the Purchaser shall deliver the Investment Amount (as defined below) to the Company by wire transfer of immediately available funds. The Company shall not deliver another Advance Notice to Purchaser within one trading day of a prior closing of Advance Shares. The “Investment Amount” means the aggregate Purchase Price for the Advance Shares purchased by the Purchaser, minus clearing costs payable to the Purchaser’s broker or to the Company’s transfer agent for the issuance of the Advance Shares.

The right of the Company to issue and sell the Advance Shares to the Purchaser is subject to the satisfaction of certain closing conditions, including, but not limited to, (i) a Registration Statement on Form S-1 registering for resale by the Purchaser of the Advance Shares and Commitment Shares being declared effective by the SEC, (ii) accuracy of the Company’s representations and warranties, (iii) the Company’s performance under the ELOC in all material respects, (iv) no suspension of trading or delisting of common stock, (v) the limitation of the Purchaser’s beneficial ownership of the Company’s common stock to no more than 4.99% of the Company’s then outstanding common stock, (vi) the Company maintaining its DWAC-eligible status, (vii) the Company maintaining a sufficient share reserve, and (viii) the closing price of the Company’s common stock on the date the Advance Notice is received must exceed $0.15.

The ELOC terminates upon the first to occur of April 4, 2026; the date that $25,000,000 in Advance Shares have been purchased by the Purchaser; the date that the Company terminates the ELOC, which may be terminated in the Company’s option at any time following effectiveness of the Registration Statement registering the resale of the Advance Shares, except that the ELOC can’t be terminated at any time the Purchaser holds any Advance Shares; and upon the Company entering into bankruptcy protection (such period of time that the ELOC is in place, the “Commitment Period”).

Pursuant to the ELOC, the Purchaser agreed, that neither it, nor any of its affiliates, will in any manner whatsoever, directly or indirectly, during the period commencing on the date of the ELOC and ending on (x) earlier of the date of the delivery of the first Advance Notice by the Company, and (y) the date that is six months from the date the ELOC was entered into (the “Lock-Up Termination Date”), (i) offer, pledge, announce the intention to sell, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, make any short sale, or otherwise transfer or dispose of, any shares of common stock; (ii) enter into any transaction that is designed to, or might reasonably be expected to, result in the transfer to another person, in whole or in part, any of the economic consequences of ownership of any shares of common stock (each, a “Disposition”); or (iii) publicly disclose the intention to make any Disposition or engage in any short sale, without the prior written consent of the Company.

Additional conditions to the sale of any Advance Shares to the Purchaser include that such sale, together with the Commitment Shares, and any other shares required to be aggregated therewith pursuant to the rules of Nasdaq, would exceed 4,721,538 shares of common stock (representing 19.99% of the number of shares of common stock issued and outstanding immediately prior to the execution of the ELOC); the issuance of the Advance Shares would cause the Purchaser to beneficially own more than 4.99% of the Company’s then outstanding common stock; and/or without the prior written consent of the Purchaser, the Company has entered into a variable rate transaction.

While the Company has the obligation to maintain such share reserve while the ELOC is effective, the Company does not have the obligation to sell any Advance Shares to the Purchaser. Additionally, neither the Purchaser, nor any affiliate of the Purchaser acting on its behalf or pursuant to any understanding with it, will execute any short sales during the period from the date hereof to the end of the Commitment Period.

Registration Rights Agreement

In connection with the ELOC, the Company entered into the ELOC RRA with the Purchaser. Pursuant to the ELOC RRA, the Company is required to file a resale registration statement (the “ELOC Registration Statement”) with the SEC to register all common stock underlying the Advance Shares, and the Commitment Shares, within 30 days of the Closing Date, and to have such ELOC Registration Statement declared effective within 5 trading days after the date notified by the SEC that the SEC is not reviewing the ELOC Registration Statement, in the event the Registration Statement is not reviewed by the SEC, or 60 days of the Closing Date in the event the ELOC Registration Statement is reviewed by the SEC. The Company will be obligated to pay certain liquidated damages to the Purchaser if the Company fails to file the ELOC Registration Statement when required, fails to cause the ELOC Registration Statement to be declared effective by the SEC when required, of if the Company fails to maintain the effectiveness of the ELOC Registration Statement.

The Company has agreed, among other things, to indemnify the Purchaser and its affiliates with respect to certain liabilities and to pay all fees and expenses incident to the Company’s obligations under the ELOC RRA.

Recent Acquisition Transaction

Patent Purchase Agreement

Effective on April 24, 2024, the Company entered into a Patent Purchase Agreement (the “IP Purchase Agreement”), with Intramont Technologies, Inc. (“Intramont”). Pursuant to the IP Purchase Agreement, we purchased certain patents and patent applications owned by Intramont, related to prevention of infections, including the common cold, respiratory diseases, and orally transmitted diseases such as human papillomavirus (HPV) (the “Patents”), in consideration for $20,000,000, which is payable to Intramont by (a) the issuance of 980,000 shares of the Company’s newly designated 6% Series C Convertible Preferred Stock (the “Series C Preferred Stock”), with a face value of $20.00 per share, for a total value of $19,600,000 (the “Series C Shares”); and (b) $400,000 in cash, (i) with $200,000 payable on or before June 30, 2024, (ii) $100,000 payable on or before August 31, 2024, and (iii) $100,000 payable on or before November 30, 2024 (collectively, the “Cash Payments”).

In the event any of the Cash Payments have not been made on or before the due date thereof as provided above, we have 30 days to cure such non-payment, and if not paid by the end of such 30 day period, we have the option of paying Intramont $15,000 for a thirty day extension period for each Cash Payment.

The IP Purchase Agreement, and the purchase of the Patents, closed on April 24, 2024, upon the parties entry into the IP Purchase Agreement, and the Series C Shares were also issued on April 24, 2024.

The IP Purchase Agreement included standard representations and warranties and confidentiality and indemnification obligations of the parties, for a transaction of that type and size.

The Company purchased the Patents through its newly formed wholly-owned subsidiary, MangoRx IP Holdings, LLC, a Texas limited liability company.

The IP Purchase Agreement also included a grant back license, whereby the Company provided Intramont, an irrevocable, co-exclusive, non-transferable and non-assignable (except in the event of a change of control), non-sublicensable, worldwide, license to use the Patents for the lives thereof (the “Grant Back-License”). The Grant Back-License is subject to Intramont paying the Company a royalty of ten percent (10%) of gross worldwide sales of products sold by Intramont which utilize the Patents, beginning on April 24, 2025, and continuing until the end of the life of the last Patent (the “Royalty Payments”). The Royalty Payments are to be paid to the Company on an annual basis, within 30 days after the end of the calendar year.

Finally, the IP Purchase Agreement granted Intramont a right of first refusal, which provides that, if at any time prior to April 24, 2027, if we receive an offer to purchase the Patents and determine to accept such offer, or we determine to sell the Patents to a third party, we are required to provide Intramont the right of first refusal to either match such offer, or negotiate different purchase terms for the Patents.

The Company intends to utilize the Patents by commencing research, development, clinical trial studies and efficacy testing on a variety of oral applications including, but not limited to, an oral dissolvable tablet (ODT), lozenge, toothpaste and/or mouthwash.

The terms of the Company’s Series C Preferred Stock are described in greater detail in the Current Report on Form 8-K that the Company filed with the SEC on April 25, 2024.

Need for Future Funding

As discussed above, our current capital resources, combined with the net proceeds from the offering, are not expected to be sufficient for us to fund operations for the next 12 months. We believe we will need funding in addition to the funding raised in our IPO and Follow On Offering, to support our operations in the future. We may also seek to acquire additional businesses or assets in the future, which may require us to raise funding. As noted above, we have entered into a SPA and ELOC agreements, which are detailed above, for additional funding to help meet our capital requirements over the next 12 months, which will result in shareholder dilution. Additional funding, if required, may be raised through the offering of debt or equity. Such additional financing, if required, may not be available on favorable terms, if at all. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our shareholders experiencing significant dilution. If such financing is unavailable, we may be forced to curtail our business plan, which may cause the value of our securities to decline in value.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses. “Note 2 - Summary of Significant Accounting Policies” to the audited financial statements included in “Part I, Item 1. Financial Statements”, above describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies and estimates have a higher degree of inherent uncertainty and require significant judgments. Accordingly, actual results could differ from those estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

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

Share-Based Compensation - Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the shorter of period the employee or director is required to perform the services in exchange for the award or the vesting period. ASC 718 also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. Pursuant to ASC 505-50, for share-based payments to non-employees, compensation expense is determined at the “measurement date.” The expense is recognized over the service period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date. Additionally, we used this same methodology when determining the fair value of our restricted common stock issuances to managers and other related parties.

Estimating the Fair Value of Common Stock - We are required to estimate the fair value of the common stock underlying our stock-based awards and warrants when performing the fair value calculations using the Black-Scholes option pricing model

Our determination of the fair value of stock options with time-based vesting on the date of grant utilizes the Black-Scholes option pricing model, and is impacted by our common stock price as well as other variables including, but not limited to, expected term that options will remain outstanding, expected common stock price volatility over the term of the option awards, risk-free interest rates and expected dividends. Estimating the fair value of equity-settled awards as of the grant date using valuation models, such as the Black-Scholes option pricing model, is affected by assumptions regarding a number of complex variables. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop.

Warrants - In accordance with ASC 480, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement in its own shares. The Company classifies as liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) give the counterparty a choice of net-cash settlement or settlement in shares.

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

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815 - 40)” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company evaluated and determined there is no material effect on the financial statements at this time.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no pending or threatened legal proceedings involving our company. However, from time to time, we may become involved in various legal proceedings that arise in the ordinary course of business. Those claims, even if lacking merit, could result in the expenditure by us of significant financial and managerial resources. We may become involved in material legal proceedings in the future.

Item 1A. Risk Factors

Reference is made to Part I, Item 1A, “Risk Factors” included in our 2023 Annual Report for information concerning risk factors, which should be read in conjunction with the factors set forth in “Cautionary Statement Regarding Forward-Looking Information” of this Report and below. There have been no material changes with respect to the risk factors disclosed in our 2023 Form 10-K, except as discussed below. You should carefully consider such factors in the 2023 Annual Report and below, which could materially affect our business, financial condition or future results. The risks described in the 2023 Annual Report and below, are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Our Series B Convertible Preferred Stock and 6% Series C Convertible Cumulative Preferred Stock include a liquidation preference.

Our Series B Preferred Stock includes a liquidation preference of $1,100 per share, which may be increased from time to time pursuant to the terms of such Series B Preferred Stock (currently totaling an aggregate of $550,000 for all outstanding shares of Series B Preferred Stock) which is payable upon liquidation, before any distribution to our common stock shareholders. Our Series C Preferred Stock includes a liquidation preference of $20 per share, which may be increased from time to time pursuant to the terms of such Series C Preferred Stock (currently totaling an aggregate of $19,600,000 for all outstanding shares of Series B Preferred Stock) which is payable upon liquidation, before any distribution to our common stock shareholders, but after distributions to our Series B Preferred Stock holders. As a result, if we were to dissolve, liquidate or sell our assets, the holders of our Series B Preferred Stock would have the right to receive up to the first approximately $0.6 million in proceeds from any such transaction and holders of our Series C Preferred Stock would have the right to receive up to approximately $16.6 million of the remaining proceeds from any such transaction. The payment of the liquidation preferences could result in common stock shareholders not receiving any consideration if we were to liquidate, dissolve or wind up, either voluntarily or involuntarily. Additionally, the existence of the liquidation preferences may reduce the value of our common stock, make it harder for us to sell shares of common stock in offerings in the future, or prevent or delay a change of control. Because our Board of Directors is entitled to designate the powers and preferences of the preferred stock without a vote of our shareholders, subject to Nasdaq rules and regulations, our shareholders will have no control over what designations and preferences our future preferred stock, if any, will have.

The issuance of common stock upon conversion of the Series B Preferred Stock and Series C Preferred Stock and upon exercise of the Warrants will cause immediate and substantial dilution to existing shareholders.

Each holder of Series B Preferred Stock may, at its option, convert its shares of Series B Preferred Stock into that number of shares of common stock equal to the Stated Value of such share of Series B Preferred Stock (initially $1,100 per share), divided by the lesser of (x) $0.40, or (y) 90% of the average of the three lowest volume weighted average prices during the ten trading days preceding and ending on and including the conversion date subject to adjustment as provided in the designation (the “Conversion Price”). Further, in no event shall the Conversion Price be less than $0.035, subject to adjustment in the designation or the mutual agreement of the holder and the Company (the “Floor Price”). The Conversion Price is subject to anti-dilutive rights in the event that the Company issues any shares of common stock or common stock equivalents with a value less than the then conversion price, subject to certain customary exceptions for equity plan issuances, securities already outstanding, and certain strategic acquisitions, subject to the Floor Price.

Each holder of Series C Preferred Stock may, at its option, convert its shares of Series C Preferred Stock into that number of shares of common stock equal to the Stated Value of such share of Series C Preferred Stock, divided by the conversion price of $10.00 per share (i.e., initially a 2-for-1 conversion ratio) (the “Conversion Price”), subject to adjustment for stock splits and stock dividends, with any fractional shares rounded up to the nearest whole share.

The issuance of common stock upon conversion of the Series B Preferred Stock and Series C Preferred Stock will result in immediate and substantial dilution to the interests of other stockholders since the holders of the Series B Preferred Stock and Series C Preferred Stock may ultimately receive and sell the full amount of shares issuable in connection with the conversion of such Series B Preferred Stock and Series C Preferred Stock. Although the Series B Preferred Stock, and Series C Preferred Stock may not be converted by the holders thereof if such conversion would cause such holder to own more than 4.99% (4.999% in the case of the Series C Preferred Stock) of our outstanding common stock (which may be increased to 9.999% with at least 61 days prior written notice on a per shareholder basis for holders of our Series C Preferred Stock), these restrictions do not prevent such holders from converting some of their holdings, selling those shares, and then converting the rest of their holdings, while still staying below the 4.99%/9.999% limit. In this way, the holders of the Series B Preferred Stock and Series C Preferred Stock could sell more than these limits while never actually holding more shares than the limits allow. If the holders of the Series B Preferred Stock or Series C Preferred Stock choose to do this, it will cause substantial dilution to the then holders of our common stock.

The availability of shares of common stock upon conversion of the Series B Preferred Stock and Series C Preferred Stock for public resale, as well as any actual resales of these shares, could adversely affect the trading price of our common stock. We cannot predict the size of future issuances of our common stock upon the conversion of our Series B Preferred Stock and Series C Preferred Stock and/or upon exercise of the Warrants, or the effect, if any, that future issuances and sales of shares of our common stock may have on the market price of our common stock. Sales or distributions of substantial amounts of our common stock upon the conversion of our Series B Preferred Stock and Series C Preferred Stock and upon exercise of the Warrants, or the perception that such sales could occur, may cause the market price of our common stock to decline.

In addition, the common stock issuable upon the conversion of our Series B Preferred Stock and Series C Preferred Stock and upon exercise of the Warrants may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of our stock will decrease, and any additional shares which stockholders attempt to sell in the market will only further decrease the share price. If the share volume of our common stock cannot absorb shares sold by holders of the Series B Preferred Stock and Series C Preferred Stock and Warrants, then the value of our common stock will likely decrease.

We have filed a registration statement to permit the public resale of the shares of common stock that may be issued upon the conversion of the Series B Preferred Stock and Series C Preferred Stock and the exercise of the Warrants. The influx of those shares into the public market could potentially have a negative effect on the trading price of our common stock.

Both the Series B Preferred Stock and Series C Preferred Stock also includes a general restriction prohibiting the issuance of more than 19.99% of the Company’s outstanding shares as of the issuance date of such securities, without the Company’s stockholders approving such issuance(s) under the rules of the Nasdaq Capital Market.

Our outstanding Series B Preferred Stock and Series C Preferred Stock accrue a dividend.

From and after the issuance date of the Series B Preferred Stock (including in connection with the 500 shares of Series B Preferred Stock issued on the Initial Closing Date, the Initial Closing Shares), each share of Series B Preferred Stock is entitled to receive, when, as and if authorized and declared by the Board of Directors of the Company, out of any funds legally available therefor, cumulative dividends in an amount equal to (i) the 10% per annum on the stated value (initially $1,100 per share or $55,000 per year) as of the record date for such dividend (as described in the Series B Designation), and (ii) on an as-converted basis, any dividend or other distribution, whether paid in cash, in-kind or in other property, authorized and declared by the Board of Directors on the issued and outstanding shares of common stock in an amount determined by assuming that the number of shares of common stock into which such shares of Series B Preferred Stock could be converted on the applicable record date for such dividend or distribution.

From and after the issuance date of the Series C Preferred Stock, each share of Series C Preferred Stock is entitled to receive, when, as and if authorized and declared by the Board of Directors of the Company, out of any funds legally available therefor, cumulative dividends in an amount equal to (i) the 6% per annum on the stated value (initially $20 per share or $1.176 million per year) as of the record date for such dividend (as described in the Series C Designation), and (ii) on an as-converted basis, any dividend or other distribution, whether paid in cash, in-kind or in other property, authorized and declared by the Board of Directors on the issued and outstanding shares of common stock in an amount determined by assuming that the number of shares of common stock into which such shares of Series C Preferred Stock could be converted on the applicable record date for such dividend or distribution.

Accrued dividends may be settled in cash, subject to applicable law, shares of common stock (valued at the closing price on the date the dividend is due) or in-kind, by increasing the stated value by the amount of the quarterly dividend.

In the event dividends are paid in common stock of the Company, the number of shares payable will be calculated by dividing the accrued dividend by the closing sales price of the Company’s common stock. If the Company is prohibited from paying, or chooses not to pay the dividend in cash or common stock, the Company may pay the dividend by increasing the Stated Value of the preferred stock.

We may choose not to pay such dividends in cash, may not have sufficient available cash to pay the dividends as they accrue or may be prohibited contractually, or pursuant to applicable law, from paying such dividends in cash. The payment of the dividends could reduce our available cash on hand, have a material adverse effect on our results of operations and cause the value of our stock to decline in value. Additionally, the issuance of shares of common stock or an increase in the Stated Value of our Series B Preferred Stock or Series C Preferred Stock in lieu of cash dividends (and the subsequent conversion of such Series B Preferred Stock or Series C Preferred Stock into common stock pursuant to the terms of such Series B Preferred Stock and Series C Preferred Stock) could cause substantial dilution to the then holders of our common stock.

Certain of our outstanding warrants include anti-dilution and reset rights.

At the Initial Closing, the Company issued the Purchaser warrants to purchase up to 3,300,000 shares of common stock. The exercise price of the warrants is $0.26 (the “Exercise Price”). The Exercise Price is subject to adjustment in the event of customary stock splits, stock dividends, combinations or similar events. If at any time following the 120th day after the Initial Closing, there is no effective registration statement registering, or the prospectus contained therein is not available for the shares of common stock issuable upon exercise of the Warrants, the Warrants can be exercised on a cashless basis and the Company is subject to certain liquidated damages and damages as described in greater detail in the Common Share Purchase Warrant entered into on the Initial Closing Date to evidence the warrants. The warrants are exercisable on or after October 4, 2024, and for five years thereafter.

The warrants contain provisions that prohibit exercise if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of the Company’s shares of common stock outstanding immediately after giving effect to such exercise. The holder of the warrants may increase or decrease this percentage, but not in excess of 9.99%, by providing at least 61 days’ prior notice to the Company. In the event of certain corporate transactions, the holder of the warrants will be entitled to receive, upon exercise of the warrants, the kind and amount of securities, cash or other property that the holder would have received had it exercised the warrants immediately prior to such transaction.

If the Company or any subsidiary at any time while the warrants are outstanding, shall sell, enter into an agreement to sell or grant any option to purchase, or sell or grant any right to reprice, or otherwise dispose of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any common stock or common stock equivalents, at an effective price per share less than the exercise price of the Warrants then in effect (such lower price, the “Base Share Price” and such issuances collectively, a “Dilutive Issuance”) then simultaneously with the consummation (or, if earlier, the announcement) of each Dilutive Issuance the exercise price shall be reduced and only reduced to equal the Base Share Price. No adjustment however is to be made for certain customary exempt issuances (as defined in the SPA).

The warrants also include customary buy-in rights in the event the Company fails to timely deliver the shares of common stock issuable upon exercise thereof.

If at any time the warrants are outstanding there occurs any share split, share dividend, share combination recapitalization or other similar transaction involving the common stock (each, a “Share Combination Event”, and such date thereof, the “Share Combination Event Date”) and the Event Market Price (defined below) is less than the then exercise price then in effect, then on the sixth trading day immediately following such Share Combination Event Date, the exercise price then in effect on such sixth trading day is automatically reduced (but in no event increased) to the Event Market Price. The “Event Market Price” means, with respect to any Share Combination Event Date, the quotient determined by dividing (x) the sum of the volume weighted average price of the common stock for each of the five trading days ending and including the trading day immediately preceding the sixth trading day after such Share Combination Event Date, divided by (y) five.

Anti-dilutive rights of the warrants may cause the exercise price of the warrants to decrease significantly, may result to significant dilution to existing stockholders, and may prevent us from completing otherwise accretive transactions.

In the event that we sell shares under the ELOC, it may cause significant dilution to existing shareholders.

The issuance of shares of common stock issuable pursuant to the terms of the ELOC (including the Commitment Shares) will not affect the rights of the Company’s existing stockholders, but such issuances will have a dilutive effect on the Company’s existing stockholders, including, over time, the voting power of the existing stockholders. The issuance of shares of common stock pursuant to the terms of the ELOC (pursuant to which we will be able to sell up to $50 million shares of common stock, subject to certain requirements) will also dilute the ownership interests of our existing stockholders. The availability of these shares for public resale, as well as any actual resales of these shares, could adversely affect the trading price of our common stock. We cannot predict the size of future issuances of our common stock pursuant to the terms of the ELOC, or the effect, if any, that future issuances and sales of shares of our common stock may have on the market price of our common stock. Sales or distributions of substantial amounts of our common stock pursuant to the terms of the ELOC, or the perception that such sales could occur, may cause the market price of our common stock to decline.

In addition, the common stock issuable pursuant to the terms of the ELOC may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of our stock will decrease, and any additional shares which stockholders attempt to sell in the market will only further decrease the share price. If the share volume of our common stock cannot absorb shares sold by the Purchaser, then the value of our common stock will likely decrease.

We have filed a registration statement to permit the public resale of the shares of common stock issuable pursuant to the terms of the ELOC (including the Commitment Shares). The influx of those shares into the public market could potentially have a negative effect on the trading price of our common stock.

The shares of common stock to be sold pursuant to the terms of the ELOC are to be sold based on a discount to fluctuating market prices and as a result, we are unable to accurately forecast or predict with certainty the total amount of shares of Company common stock that may be issued to the Purchaser under the ELOC; however, we expect such sales, if any to cause significant dilution to existing shareholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended March 31, 2024, and from the period from April 1, 2024 to the filing date of this Report, which have not previously been reported in a Current Report on Form 8-K, except as described below:

On January 2, 2024, we entered into a Consulting Agreement with G&P General Consulting (“G&P”), Pursuant to the Consulting Agreement, G&P agreed to provide consulting and general business advisory services as it relates to the expansion of the Company’s products into additional international territory’s, including, but not limited to, the United Arab Emirates (UAE), China, Japan, Korea, and in certain regions of Asia and additional services as reasonably requested by the Company during the Term of this Agreement as reasonably requested by the Company during the term of the agreement, which was for 12 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued G&P 250,000 shares of restricted common stock. G&P will receive an additional 500,000 shares in 90 days, if the agreement is still in place . The Consulting Shares were issued under, and subject to the terms of, the Company’s 2022 Equity Incentive Plan. The agreement contains customary confidentiality and non-solicitation provisions. The shares were valued at $0.28 per share for a total of $70,000. The Company issued G&P a total of 500,000 shares and the remaining contract was terminated with no additional shares being owed to G&P.

On January 10, 2024, we renewed a Consulting Agreement with Luca Consulting, LLC (“Luca”), to provide certain management and consulting services to the Company during the term of the agreement, which is for three months unless otherwise earlier terminated due to breach of the agreement by either party. In consideration for agreeing to provide the services under the agreement, the Company issued 200,000 shares of the Company’s restricted common stock upon the parties’ entry into the agreement and agreed to pay Luca $15,000 in cash, payable as follows: (a) $5,000 on the signing of the agreement; and (b) $5,000 on the tenth of each month throughout the remainder of the agreement. The Service Agreement includes customary indemnification obligations requiring the Company to indemnify Luca and its affiliates with regard to certain matters. The shares were valued at $0.28 per share for a total of $56,000.

On January 11, 2024, we entered into a Consulting Agreement with First Level Capital (“First Level”), to provide certain management and consulting services to the Company during the term of the agreement, which is for six months unless otherwise earlier terminated due to breach of the agreement by either party. In consideration for agreeing to provide the services under the agreement, the Company issued an initial 250,000 shares of the Company’s restricted common stock upon the parties’ entry into the agreement, agreed to issue an additional 250,000 shares of the Company’s restricted common stock before the end of the term of the agreement and to pay First Level $60,000 in cash, payable as follows: (a) $60,000 on the signing of the agreement; and (b) $60,000 on the approval by the Company. The Service Agreement includes customary indemnification obligations requiring the Company to indemnify First Level and its affiliates with regard to certain matters. The initial shares were valued at $0.28 per share for a total of $70,000.

On March 21, 2024, we entered into Amendment to the of January 10, 2024 consulting agreement with Luca extending the agreement for an additional six months (the “Luca Amendment”). In consideration for entering into the Luca Amendment, the Company issued 500,000 shares of the Company’s restricted common stock upon the parties’ entry into the Luca Amendment and agreed to continue to pay Luca $5,000 in in cash on the tenth of each month throughout the remainder of the agreement. The shares were valued at $0.1975 per share for a total of $98,750.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

(a) Form 8-K Information. The information and disclosures which are set forth above under “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds”, are incorporated by reference into this “Item 5. Other Information”, in their entirety, and shall serve as disclosure of such information pursuant to Item 3.02 of Form 8-K.

(c) Rule 10b5-1 Trading Plans. Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference herein:

		Filed/	Incorporated by Reference
Exhibit	Description of	Furnished			Filing	File
Number	Exhibit	Herewith	Form	Exhibit	Date	Number
3.1	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Mangoceuticals, Inc., submitted to the Secretary of State of Texas on March 28, 2024		10-K	3.3	4/1/2024	001-41615
3.2	Certificate of Designations, Preferences and Rights of 6% Series C Convertible Preferred Stock of Mangoceuticals, Inc., filed with the Secretary of State of Texas on April 19, 2024		8-K	3.1	4/25/2024	001-41615
3.3	Certificate of Correction to Certificate of Designations, Preferences and Rights of 6% Series C Convertible Preferred Stock of Mangoceuticals, Inc., filed with the Secretary of State of Texas on April 29, 2024		8-K	3.1	5/2/2024	001-41615
4.1	Common Stock Purchase Warrant issued by Mangoceuticals, Inc. to Boustead Securities, LLC on January 22, 2024		8-K	4.1	1/22/2024	001-41615

4.2	Common Share Purchase Warrant dated April 4, 2024 (3,300,000 shares), granted to Platinum Point Capital LLC		8-K	4.1	4/11/2024	001-41615
10.1#	Mangoceuticals, Inc. 2022 Equity Incentive Plan Stock Option Agreement dated December 28, 2023 - Jacob Cohen - 1,250,000 shares		8-K	10.2	01/02/2024	001-41615
10.2#	First Amendment to the Mangoceuticals, Inc. 2022 Equity Incentive Plan		8-K	10.1	03/26/2024	001-41615
10.3#	Amended and Restated Mangoceuticals, Inc. 2022 Equity Incentive Plan		8-K	10.2	03/26/2024	001-41615
10.4£	Securities Purchase Agreement dated April 4, 2024, entered into between Mangoceuticals, Inc. and Platinum Point Capital LLC		8-K	10.1	4/11/2024	001-41615
10.5£	Equity Purchase Agreement dated April 4, 2024, entered into between Mangoceuticals, Inc. and Platinum Point Capital LLC		8-K	10.2	4/11/2024	001-41615
10.6	Registration Rights Agreement (SPA), dated April 4, 2024, entered into between Mangoceuticals, Inc. and Platinum Point Capital LLC		8-K	10.3	4/11/2024	001-41615
10.7	Registration Rights Agreement (ELOC), dated April 4, 2024, entered into between Mangoceuticals, Inc. and Platinum Point Capital LLC		8-K	10.4	4/11/2024	001-41615
10.8	Patent Purchase Agreement dated April 24, 2024, by and between Mangoceuticals, Inc., as purchaser and Intramont Technologies, Inc., as seller		8-K	10.1	4/25/2024	001-41615
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)	X
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)	X
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350	X
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350	X
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set	X

* Filed herewith.

** Furnished herein.

# Indicates management contract or compensatory plan or arrangement.

£ Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2)(ii) of Regulation S-K. A copy of any omitted schedule or Exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that Mangoceuticals, Inc. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or Exhibit so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mangoceuticals, Inc.

Date: May 15, 2024	By:	/s/ Jacob D. Cohen
Jacob D. Cohen
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Eugene M. Johnston
Eugene M. Johnston
Chief Financial Officer
(Principal Financial and Accounting Officer)

