Form 10-Q
period 2024-06-30
MANGOCEUTICALS, INC.
filed 2024-08-14
CIK 1938046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Number of shares of registrant’s common stock outstanding as of August 14, 2024: 29,905,803

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

Our business is subject to numerous risks and uncertainties, including those described below and elsewhere in this prospectus. These risks include, but are not limited to, the following:

●	Our need for additional funding, the availability and terms of such funding, and dilution caused thereby;

●	The fact that we have a limited operating history, have produced only a limited amount of products and have generated only limited revenues to date;

●	Our ability to execute our growth strategy and scale our operations and risks associated with such growth, and our ability to attract members and customers;

●	The effect of pandemics and governmental responses thereto on our operations, those of our vendors, our customers and the economy in general;

●	Risks associated with our products not being, and not expected to be, approved by the FDA and not having the benefit of the U.S. Food and Drug Administration (“FDA”)’s clinical trial protocol which seeks to prevent the possibility of serious patient injury and death;

●	Risks that the FDA may determine that the compounding of our products does not fall within the exemption from the Federal Food, Drug and Cosmetic Act (“FFDCA Act”) provided by Section 503A thereof;

●	Our significant reliance on related party transactions and risks associated with such related party relationships and agreements;

●	The effect of data security breaches, malicious code and/or hackers;

●	Competition and our ability to create a well-known brand name;

●	Changes in consumer tastes and preferences;

●	Material changes and/or terminations of our relationships with key parties;

●	Significant product returns from customers, product liability, recalls and litigation associated with tainted products or products found to cause health issues;

●	Our ability to innovate, expand our offerings and compete against competitors which may have greater resources;

●	Our Chairman and Chief Executive Officer, Jacob D. Cohen, having significant voting control over the company which may deter some investors;

●	Our ability to prevent credit card and payment fraud;

●	Risks associated with inflation, and increases in interest rates and economic downturns, including potential recessions, as well as macroeconomic, geopolitical, health and industry trends, pandemics, acts of war (including the ongoing Ukraine/Russian conflict and Israel/Hamas conflict) and other large-scale crises;

●	The risk of unauthorized access to confidential information;

●	Our ability to protect our intellectual property and trade secrets, claims from third-parties that we have violated their intellectual property or trade secrets and potential lawsuits in connection therewith;

●	Our and our providers’ ability to comply with government regulations, changing regulations and laws, penalties associated with any non-compliance (inadvertent or otherwise), the effect of new laws or regulations, and our ability to comply with such new laws or regulations;

●	Our reliance on our current management and the terms of their employment agreements with us;

●	The outcome of future lawsuits, litigation, regulatory matters or claims;

●	The rights and preferences of our outstanding preferred stock, including liquidation preferences in connection therewith and dilution caused by the conversion thereof;

●	Dilution caused by the sale of securities and the conversion of outstanding preferred stock, convertible securities, and warrants;

●	Certain terms and provisions of our governing documents which may prevent a change of control, and which provide for indemnification of officers and directors, limit the liability of officers or directors, and provide for the board of director’s ability to issue blank check preferred stock; and

●	The volatile nature of the trading price of our common stock; dilution experienced by investors in the offering; and dilution which may be caused by future sales of securities.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mangoceuticals, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2024 (Unaudited)	December 31, 2023
ASSETS

CURRENT ASSETS
Cash	$490,243	$739,006
Inventory	14,019	18,501
Prepaid expenses - related party	13,299	60,953
TOTAL CURRENT ASSETS	517,561	818,460

NON-CURRENT ASSETS
Property and equipment, net of accumulated depreciation of $1,749 and $28,752	3,313	96,129
Right of use - asset	90,011	119,262
Intangible assets – acquired patents	14,610,000	-
TOTAL NON-CURRENT ASSETS	14,703,324	215,391

OTHER ASSETS
Deposits	16,942	16,942
TOTAL OTHER ASSETS	16,942	16,942
TOTAL ASSETS	$15,237,827	$1,050,793

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$718,650	$140,765
Payroll tax liabilities	4,687	6,595
Notes payable to related parties	187,500	-
Right-of-use liability - operating lease	67,428	63,718
Other liabilities – patent purchase payable	400,000	-
TOTAL CURRENT LIABILITIES	$1,378,265	$211,078
LONG-TERM LIABILITIES
Right-of-use liability - operating lease	30,117	64,961
TOTAL LONG-TERM LIABILITIES	30,117	64,961

TOTAL LIABILITIES	$1,408,382	$276,039

COMMITMENTS AND CONTINGENCIES (SEE NOTE 11)

STOCKHOLDERS’ EQUITY
Series B Convertible Preferred stock, (par value $0.0001, 6,000 shares authorized), of which 2,145 and 0 shares were issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	-	-
Series C Convertible Preferred par value $0.0001, 6,250,000 shares authorized) of which 980,000 and 0 shares were issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	98	-
Common stock (par value $0.0001, 200,000,000 shares authorized, of which 29,135,451 and 21,419,500 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)	2,913	2,142
Stock warrants	514,496	-
Subscription receivable	(1,000,000)	-
Additional paid in capital	30,300,213	12,000,785
Accumulated deficit	(15,986,733)	(11,228,173)
Accumulated other comprehensive loss	(1,166)	-
TOTAL STOCKHOLDERS’ EQUITY	13,829,821	774,754
Non-controlling interest	(376)
TOTAL STOCKHOLDERS’ EQUITY	13,829,445	774,754

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,237,827	$1,050,793

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mangoceuticals, Inc.

Condensed Consolidated Statements of Operations

	For The Three Months	For The Three Months	For The Six Months	For The Six Months
	Ended	Ended	Ended	Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Revenues
Revenues	$163,163	$141,237	$377,258	$241,959

Cost of revenues	29,665	25,592	50,460	49,345
Cost of revenues - related party	63,706	28,515	109,608	48,285
Gross profit	69,792	87,130	217,190	144,329

Operating expenses
General and administrative expenses	850,704	567,655	1,622,662	1,951,614
Salary and benefits	259,105	374,396	552,314	396,094
Advertising and marketing	229,244	797,263	1,081,627	912,997
Investor relations	40,000	90,500	183,000	519,465
Stock based compensation	859,380	549,574	1,313,845	1,215,542
Total operating expenses	2,238,433	2,379,388	4,753,448	4,995,712

Loss from operations	(2,168,641)	(2,292,258)	(4,536,258)	(4,851,383)

Other expense
Imputed interest - related party	-	(8,233)	-	(6,473)
Interest expense - amortization on discount	222,678	-	222,678	-
Total other expense	222,678	(8,233)	222,678	(6,473)

Loss before income taxes	(2,391,319)	(2,284,025)	(4,758,936)	(4,844,910)

Income taxes	-	-	-	-

Net loss	(2,391,319)	(2,284,025)	(4,758,936)	(4,844,910)

Net loss attributed to non-controlling interest	(340)	-	(376)	-

Net loss attributed to Mangoceuticals, Inc.	(2,390,979)	(2,284,025)	(4,758,560)	(4,844,910)

Basic and diluted loss per share
Basic and diluted loss per share	$(0.09)	$(0.14)	$(0.19)	$(0.33)

Weighted average number of shares outstanding
Basic and diluted	26,099,532	15,772,348	24,577,289	14,500,230

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mangoceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

	For The	For The	For The	For The
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Net loss attributable to Mangoceuticals, Inc.	$(2,391,319)	$(2,284,025)	$(4,758,936)	$(4,844,910)

Other comprehensive expense
Foreign currency adjustments	(1,096)	-	(1,166)	-

Comprehensive loss	(2,392,415)	(2,284,025)	(4,760,102)	(4,844,910)

Other comprehensive expense
Net loss attributed to non-controlling interest	(340)	-	(376)	-

Comprehensive loss attributable to Mangoceuticals, Inc.	(2,392,075)	(2,284,025)	(4,759,726)	(4,844,910)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MANGOCEUTICALS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Six Months Ended June 30, 2024 and 2023

	Preferred B Stock		Preferred C Stock		Common Stock		Stock	Subscriptions	Additional Paid-in	Accumulated	Total Comprehensive	Non-Controlling	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Warrants	Receivable	Capital	Deficit	Loss	Interest	(Deficit)

Balance, December 31, 2022	-	$-	-	$-	13,365,000	$1,337	$-	$-	$2,628,449	$(2,015,756)	$-	$-	$614,030

Issuance of common stock for services	-	-	-	-	700,000	70	-	-	699,930	-	-	-	$700,000

Issuance of common stock for cash	-	-	-	-	1,250,000	125	-	-	4,999,875	-	-	-	$5,000,000

Imputed interest	-	-	-	-	-	-	-	-	1,760	-	-	-	$1,760

Options and warrants vested for services	-	-	-	-	-	-	-	-	64,271	-	-	-	$64,271

Net loss	-	-	-	-	-	-	-	-	-	(2,560,885)	-	-	(2,560,885)

Balance, March 31, 2023	-	$-	-	$-	15,315,000	$1,532	$-	$-	$8,394,285	$(4,576,641)	$-	$-	$3,819,176

Issuance of common stock for services	-	-	-	-	375,000	37	-	-	386,963	-	-	-	$387,000

Issuance of common stock for cash	-	-	-	-	1,024,500	102	-	-	1,024,398	-	-	-	$1,024,500

Imputed interest	-	-	-	-	-	-	-	-	(8,233)	-	-	-	$(8,233)

Options and warrants vested for services	-	-	-	-	-	-	-	-	64,271	-	-	-	$64,271

Net loss	-	-	-	-	-	-	-	-	-	(2,284,025)	-	-	(2,284,025)

Balance, June 30, 2023	-	$-	-	$-	16,714,500	$1,671	$-	$-	$9,861,684	$(6,860,666)	$-	$-	$3,002,689

Balance, December 31, 2023	-	$-	-	$-	21,419,500	$2,142	$-	$-	$12,000,785	$(11,228,173)	$-	$-	$774,754

Issuance of common stock for services	-	-	-	-	1,600,000	160	-	-	416,340	-	-	-	416,500

Issuance of common stock for cash	-	-	-	-	600,000	60	-	-	179,940	-	-	-	180,000

Options and warrants vested for services	-	-	-	-	-	-	-	-	37,965	-	-	-	37,965

Translation adjustment	-	-	-	-	-	-	-	-	-	-	(70)	-	(70)

Net loss	-	-	-	-	-	-	-	-	-	(2,367,581)	-	(36)	(2,367,617)

Balance, March 31, 2024	-	$-	-	$-	23,619,500	2,362	$-	$-	12,635,030	(13,595,754)	(70)	(36)	(958,468)

Issuance of preferred stock B for cash	2,500	-	-	-	-	-	514,496	(1,000,000)	1,985,504	-	-	-	1,500,000

Amortization of discount on preferred stock	-	-	-	-	-	-	-	-	222,678	-	-	-	222,678

Issuance of preferred stock C for patent acquisition	-	-	980,000	98	-	-			14,209,902	-	-	-	14,210,000

Issuance of common stock for services	-	-	-	-	2,642,308	264	-	-	808,136	-	-	-	808,400

Issuance of common stock for cash	-	-	-	-	950,000	95			388,175	-	-	-	388,270

Conversion of preferred stock B for common stock	(355)	-	-	-	-	-	-	-	(390,500)	-	-	-	(390,500)

Issuance of common stock for conversion of preferred stock B	-	-	-	-	1,923,643	192	-	-	390,308				390,500

Options and warrants vested for services	-	-	-	-	-	-	-	-	50,980	-	-	-	50,980

Translation adjustment	-	-	-	-	-	-			-	-	(1,096)	-	(1,096)

Net loss	-	-	-	-	-	-			-	(2,390,979)	-	(340)	(2,391,319)

Balance, June 30, 2024	2,145	$-	980,000	$98	29,135,451	$2,913	$514,496	$(1,000,000)	$30,300,213	$(15,986,733)	$(1,166)	$(376)	$13,829,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

MANGOCEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended	For the Six Months Ended
	June 30, 2024	June 30, 2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,758,936)	$(4,844,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,429	12,306
Issuance of common stock for services	1,224,900	1,087,000
Imputed interest expense	-	(6,473)
Options vested for stock-based compensation	88,945	128,542
Loss on sale of assets	18,387	-
Amortization of discount on preferred stock	222,678	-
(Increase) decrease in operating assets:
Inventory	4,482	(23,494)
Prepaid expenses	47,654	(41,015))
Operating lease right of use asset	29,251	27,082
(Decrease) increase in operating liabilities:
Accounts payable and accrued liabilities	577,885	96,530
Operating lease right of use liabilities	(31,134)	(27,862)
Payroll tax liabilities	(1,908)	3,408
NET CASH USED IN OPERATING ACTIVITIES	(2,568,367)	(3,588,886)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(3,519)
Sale of property and equipment	65,000	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	65,000	(3,519)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on notes payable to related parties	187,500	-
Proceeds from sales of common stock for cash	568,270	5,000,000
Proceeds from sales of preferred stock for cash	1,500,000	-
Proceeds from exercise of warrants	-	1,024,500
Repayment on notes payable	-	(78,260)
Repayment on notes payable - related party	-	(89,200)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,255,770	5,857,040

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
End of period	(247,597)	2,264,635

CASH AND CASH EQUIVALENTS:
Beginning of period	739,006	682,860
Effects of currency translation on cash and cash equivalents	(1,166)	-
End of period	$490,243	$2,947,495

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Issuance of Series C Convertible Preferred for patent acquisition	$14,610,000	$-
Series B Convertible Preferred converted to common stock	$390,500	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mangoceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2024 and 2023

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

On December 19, 2023, pursuant to the Underwriting Agreement, the Company issued a common stock purchase warrant to Boustead for the purchase of 280,000 shares of common stock at an exercise price of $0.38 per share, subject to adjustments. The warrant is exercisable at any time and from time to time, in whole or in part, until December 14, 2029, and may be exercised on a cashless basis.

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

On April 5, 2024 (the “Initial Closing Date”), we agreed to definitive terms on a Securities Purchase Agreement dated April 4, 2024 (as amended from time to time, the “SPA”), with an institutional accredited investor (the “Purchaser”), pursuant to which the Company agreed to sell to the Purchaser, and the Purchaser agreed to purchase from the Company, 1,500 shares of newly designated Series B Convertible Preferred Stock (“Series B Preferred Stock”) of the Company for $1,650,000, and warrants (the “Initial Warrants”), to purchase up to 3,300,000 shares of common stock for an aggregate purchase price of $1,500,000. On the Initial Closing Date, the Company sold the Purchaser 500 shares of Series B Preferred Stock (the “Initial Closing Shares”) and the Initial Warrants, for an aggregate of $500,000. The Initial Warrants are exercisable on or after October 4, 2024, and for five years thereafter.

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

On April 26, 2024, the Company partially closed a planned second closing under the SPA (the “Second Closing”) whereby the Purchaser paid $150,000 to the Company in consideration for 150 shares of Series B Preferred Stock.

On May 17, 2024, the Company closed the remaining portion of the Second Closing whereby the Purchaser paid $100,000 to the Company in consideration for an additional 100 shares of Series B Preferred Stock.

On April 28, 2024, the Company and the Purchaser entered into an Omnibus Amendment Agreement No. 1 (the “Amendment”), which amended the SPA to, adjust the closings which were to take place under the SPA as follows:

#	Initial Stated Value of Preferred Stock to be issued by installment	Warrants to be issued	Closing Date	Aggregate Purchase Price by installment (USD)
Initial Closing	$550,000	3,300,000	Initial Closing Date	$500,000 (“Initial Closing Amount”)
Second Closing	$275,000		On or before June 30, 2024 (the “Second Closing Date”)	$250,000 (“Second Closing Amount”)
Third Closing	$825,000	1,500,000	On or before June 30, 2024	$750,000 (“Third Closing Amount”)
Fourth Closing	$1,100,000		Such date as is no later than 180 days (the “Fourth Closing Date”) after the shares of Common Stock issuable in respect of the Series B Preferred Stock sold in each of the Initial Closing, Second Closing, the Third Closing, and the Fourth Closing have been registered under the Securities Act of 1933, as amended (the “Securities Act”), subject to any limitations pursuant to Rule 415	$1,000,000.00 (the “Fourth Closing Amount”)
Total	$2,750,000	4,800,000		$2,500,000

On June 28, 2024 (the “Third Closing Date”), the Company sold the Purchaser 750 shares of Series B Preferred Stock (the “Third Closing Shares”) and (a) warrants to purchase up to 1,000,000 shares of common stock at an exercise price of $0.50 per share; and (b) warrants to purchase up to 500,000 shares of common stock at an exercise price of $1.00 per share (collectively, (a) and (b), the “Additional Warrants”, and together with the Initial Warrants, the “Warrants”, and the shares of common stock issuable upon exercise of the Warrants, the “Warrant Shares”). The Additional Warrants are exercisable on or after October 4, 2024, and for five years thereafter.

As described in the table above, the sale of an additional 1,000 shares of Series B Preferred Stock in the Fourth Closing is subject to certain conditions to closing and is expected to occur within 180 days after the shares of common stock issuable upon conversion of the Series B Preferred Stock sold in the Initial Closing, Second Closing, Third Closing and Fourth Closing, have been registered under the Securities Act.

On April 24, 2024, the Company entered into a Patent Purchase Agreement (the “IP Purchase Agreement”), with Intramont Technologies, Inc. (“Intramont”). Pursuant to the IP Purchase Agreement, we purchased certain patents and patent applications owned by Intramont, related to prevention of infections, including the common cold, respiratory diseases, and orally transmitted diseases such as human papillomavirus (HPV) (the “Patents”), in consideration for $20,000,000, which is payable to Intramont by (a) the issuance of 980,000 shares of the Company’s then newly designated 6% Series C Convertible Preferred Stock (the “Series C Preferred Stock”), with a face value of $20.00 per share, for a total value of $19,600,000; and (b) $400,000 in cash, (i) with $200,000 payable on or before June 30, 2024, which was timely paid, (ii) $100,000 payable on or before August 31, 2024, and (iii) $100,000 payable on or before November 30, 2024.

The Company purchased the Patents and assigned the Patents to its newly formed wholly-owned subsidiary, MangoRx IP Holdings, LLC, a Texas limited liability company.

MangoRx Mexico S.A. de C.V., a Mexican Stock Company, is 98% owned by Mangoceuticals, Inc. The entity was formed in September 2023 and had limited operations as of June 30, 2024.

MangoRx UK Limited, a company incorporated under the laws of the United Kingdom, is 100% owned by Mangoceuticals, Inc. The entity was formed in October 2023 and has had limited operations as of June 30, 2024.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The condensed consolidated financial statements present the financial position, results of operations and cash flows of the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). All dollar amounts are rounded to the nearest thousand dollars.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Cash Equivalents

Highly liquid investments with original maturities of three months or less are considered cash equivalents. The Company maintains the majority of its cash accounts at a commercial bank. The Federal Deposit Insurance Corporation (“FDIC”) insures the total cash balance up to $250,000 per commercial bank. From time to time, cash in deposit accounts may exceed the FDIC limits, the excess would be at risk of loss for purposes of the statement of cash flows. There are no cash equivalents at June 30, 2024 and December 31, 2023.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Mangoceuticals, Inc. and all wholly and majority-owned subsidiaries. All significant intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

Wholly-owned subsidiaries:

MangoRx UK Limited

MangoRx IP Holdings, LLC

Majority-owned subsidiaries:

The Company owns 98% of MangoRx Mexico S.A. de C.V.

Non-Controlling Interest

The Company owns 98% of MangoRx Mexico S.A. de C.V.

Segment Reporting

The Company operates as one segment, in which management uses one measure of profitability, and all of the Company’s assets are located in the United States of America. The Company does not operate separate lines of business or separate business entities with respect to any of its product candidates. Accordingly, the Company does not have separately reportable segments.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes, as clarified by ASC 740-10, Accounting for Uncertainty in Income Taxes.  Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which the Company operates, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of ASC 740.

ASC 740-10 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Intangible Assets

Intangible assets that have indefinite useful life are patents as of June 30,2024. The Company evaluates indefinite-lived intangible assets each reporting period to determine whether events and circumstances continue to support indefinite useful lives. The value of indefinite-lived intangible assets is not amortized, but tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. As such, no impairment of indefinite-lived intangible assets was recognized for the six-month period ended June 30, 2024.

Foreign Currency Translation and transaction

The Company’s principal country of operations is United States. The financial position and results of its operations are determined using U.S. Dollars (“US$”), the local currency, as the functional currency. The Company’s financial statements are reported using the U.S. Dollars (“US$” or “$”). The results of operations and the statements of cash flows denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. The equity denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets. Translation adjustments arising from the use of different exchange rates from period to period are included as a separate component of accumulated other comprehensive income (loss) included in statements of changes in shareholders’ equity. Gains and losses from foreign currency transactions are included in the Company’s statements of operations and comprehensive income (loss).

The following table outlines the currency exchange rates that were used in preparing the financial statements:

	June 30,	June 30,
	2024	2023
Period-end spot rate	US$1=MX$0.54	N/A
Average rate	US$1=MX$0.58	N/A

Net Loss Per Common Share

We compute net loss per share in accordance with ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were 2,366,667 options, 6,185,000 warrants, and no derivative securities outstanding as of June 30, 2024. There were 2,650,000 options, 1,343,000 warrants, and no derivative securities outstanding as of December 31, 2023.

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

Level 3: Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following tables summarize our financial instruments measured at fair value as of June 30, 2024 and December 31, 2023.

	Fair Value Measurements at June 30, 2024
	Level 1	Level 2	Level 3
Assets
Cash	$490,243	$-	$-
Total assets	490,243	-	-
Liabilities
Total liabilities	-	-	-
	$490,243	$-	$-

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$739,006	$-	$-
Total assets	739,006	-	-
Liabilities
Total liabilities	-	-	-
	$739,006	$-	$-

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

Concentration and Risks

The Company’s operations are subject to risks including financial, operational, regulatory and other risks including the potential risk of business failure. For the six months ended June 30, 2024 and 2023, the Company had no significant revenue from continuing operations which were derived from a single or a few major customers.

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

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. This ASU will likely result in us including the additional required disclosures when adopted. We are currently evaluating the provisions of this ASU and expect to adopt them for the year ending December 31, 2024.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will result in the required additional disclosures being included in our consolidated financial statements, once adopted.

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

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement. Material related party transactions have been identified in Notes 3, 7 and 9 in the notes to consolidated financial statements.

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

Inventories

Inventories are stated at the lower of cost or net realizable value with cost being determined on a first-in, first-out (“FIFO”) basis. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. During the six months ended June 30, 2024 and 2023, there were no inventory write-downs.

Marketing and Advertising

The Company follows the policy of charging the costs of marketing and advertising to expense as incurred. The Company charged $1,081,627 and $912,997 towards marketing and advertising for the six months ended June 30, 2024 and 2023, respectively.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of FASB ASC 855, Subsequent Events, for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the consolidated financial statements were issued (see Note 12).

NOTE 3 – PREPAID EXPENSES-RELATED PARTIES

During the six months ended June 30, 2024 and the year ended December 31, 2023, and in association with the Master Services Agreement and Statement of Work with our related party Contracted Pharmacy, the Company prepays the related party Contracted Pharmacy as a retainer to be credited towards future product sales. As of June 30, 2024 and December 31, 2023, the balance was $13,299 and $60,953, respectively.

NOTE 4 – DEPOSITS

Additionally, the Company signed a lease agreement for office space, effective October 1, 2022, which included an initial security deposit of $16,942. As of June 30, 2024 and December 31, 2023, the balance was $16,942 for each period.

NOTE 5 – INVENTORY

During the six months ended June 30, 2024 and the year ended December 31, 2023, the Company purchased inventories related to promotional merchandise intended to be sold online. As of June 30, 2024 and December 31, 2023, the inventory balance was $14,019 and $18,501, respectively.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

During the six months ended June 30, 2024 and 2023, the Company acquired computers and office equipment totaling $0 and $3,519, respectively. Depreciation for the six months ended June 30, 2024 and 2023 was $1,749 and $6,082, respectively. On May 15, 2024, the Company disposed of $119,819 of equipment to Epiq Scripts, a related party, in an arm’s length transaction. The equipment was sold for $65,000, realizing a loss on sale of assets of $18,837. Total net property, plant and equipment was $3,313 and $96,129, as of June 30, 2024 and December 31, 2023, respectively. The below schedule shows property, plant and equipment as of:

	June 30, 2024	December 31, 2023

Computers	5,062	5,062
Equipment	119,819	119,819
Less accumulated depreciation:	(1,749)	(28,752)
Disposed equipment	(119,819)	119,819
Property and equipment, net	3,313	96,129

NOTE 7 – LOANS FROM RELATED PARTIES

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

On June 29, 2022, the Company received an advance of $25,000 from Cohen Enterprises in order to cover various general and administrative expenses. The Company repaid Cohen Enterprises $25,000 on August 18, 2022 bringing the total amount owed to Cohen Enterprises to $89,200 as of December 31, 2022. This amount was paid in full on April 4, 2023 and the amount owed to Cohen Enterprises was $0 as of June 30, 2024 and December 31, 2023. Previously recorded imputed interest equal to eight percent (8%) per annum, or a total of $8,232 against the related party advances, was canceled and reversed for the year ended December 31, 2023.

On March 1, 2024, the Company borrowed $37,500 from Ronin Equity Partners, which is owned and controlled by Jacob D. Cohen, the Company’s Chief Executive Officer and Chairman of the Board of Directors. The amount borrowed is payable on demand and does not accrue interest.

On March 18, 2024, the Company borrowed $50,000 from Cohen Enterprises which is owned and controlled by Jacob D. Cohen, the Company’s Chief Executive Officer and Chairman of the Board of Directors. The amount borrowed is payable on demand and does not accrue interest.

On April 1, 2024, the Company borrowed $100,000 from Cohen Enterprises, which is owned and controlled by Jacob D. Cohen, the Company’s Chief Executive Officer and Chairman of the Board of Directors. The amount borrowed is payable on demand and does not accrue interest.

For additional information on related party prepaid expenses see Note 3.

NOTE 8 – NOTES PAYABLE

On November 18, 2022, the Company entered into a note payable with a vendor for the purchase of equipment in the amount of $78,260. The note bears no interest and was due in three payments of $5,000 each January 1, 2023 through March 1, 2023, a $31,630 payment on April 1, 2023 and a final payment on May 1, 2023 for the outstanding balance. The January 1 and March 1, 2023 payments were timely made and on March 23, 2023, the Company elected to pay off the remaining balance of $63,260. The outstanding balance as of June 30, 2024 and December 31, 2023 was $0. See Note 6 for further details regarding the subsequent sale of this equipment.

NOTE 9 – CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of “blank check” preferred stock, $0.0001 par value.

Series B Convertible Preferred Stock

On March 28, 2024 and amended on June 27, 2024, the Company designated 6,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”). Each Series B Preferred Stock share has a stated value equal to $1,100, subject to increase under the terms of the designation (the “Stated Value”). As of June 30, 2024 and December 31, 2023 there were 2,145 and -0- shares of Series B Preferred Stock issued and outstanding, respectively.

On April 5, 2024, we agreed to definitive terms on a Securities Purchase Agreement dated April 4, 2024, with an institutional accredited investor, pursuant to which the Company agreed to sell to the Purchaser, and the Purchaser agreed to purchase from the Company, 1,500 shares of Series B Preferred Stock for $1,650,000, and warrants to purchase up to 3,300,000 shares of common stock for an aggregate purchase price of $1,500,000. On the Initial Closing Date, the Company sold the Purchaser 500 shares of Series B Preferred Stock and the Initial Warrants, for an aggregate of $500,000. The Initial Warrants can be exercised separately from the Series B Preferred Stock. Thus, the warrants are a freestanding financial instrument.

On April 26, 2024, the Company partially closed a planned second closing under the SPA whereby the Purchaser paid $150,000 to the Company in consideration for 150 shares of Series B Preferred Stock.

On May 17, 2024, the Company closed the remaining portion of the Second Closing whereby the Purchaser paid $100,000 to the Company in consideration for 100 shares of Series B Preferred Stock.

On April 28, 2024, the Company and the Purchaser entered into an Omnibus Amendment Agreement No. 1, which amended the SPA to, adjust the closings which were to take place under the SPA as follows:

#	Initial Stated Value of Preferred Stock to be issued by installment	Warrants to be issued	Closing Date	Aggregate Purchase Price by installment (USD)
Initial Closing	$550,000	3,300,000	Initial Closing Date	$500,000
Second Closing	$275,000		On or before June 30, 2024	$250,000
Third Closing	$825,000	1,500,000	On or before June 30, 2024	$750,000
Fourth Closing	$1,100,000		Such date as is no later than 180 days after the shares of Common Stock issuable in respect of the Series B Preferred Stock sold in each of the Initial Closing, Second Closing, the Third Closing, and the Fourth Closing have been registered under the Securities Act, subject to any limitations pursuant to Rule 415	$1,000,000.00
Total	$2,750,000	4,800,000		$2,500,000

On June 28, 2024, the Company sold the Purchaser 750 shares of Series B Preferred Stock and (a) warrants to purchase up to 1,000,000 shares of common stock at an exercise price of $0.50 per share; and (b) warrants to purchase up to 500,000 shares of common stock at an exercise price of $1.00 per share. The warrants can be exercised separately from the Series B Preferred Stock. Therefore, the warrants are a freestanding financial instrument.

As described in the table above, the sale of an additional 1,000 shares of Series B Preferred Stock in the Fourth Closing is subject to certain conditions to closing and is expected to occur within 180 days after the shares of common stock issuable upon conversion of the Series B Preferred Stock sold in the Initial Closing, Second Closing, Third Closing and Fourth Closing, have been registered under the Securities Act

On May 21, 2024, 50 shares of Series B Preferred Stock (with an aggregate stated value of $55,000) were converted by the holder into 270,936 shares of common stock at a conversion price of $0.203 per share.

On May 22, 2024, 155 shares of Series B Preferred Stock (with an aggregate stated value of $170,500) were converted into 839,901 shares of common stock at a conversion price of $0.203 per share.

On May 24, 2024, 150 shares of Series B Preferred Stock (with an aggregate stated value of $165,000) were converted into 812,807 shares of common stock at a conversion price of $0.203 per share.

6% Series C Convertible Cumulative Preferred Stock

On April 18, 2024, the Company designated 6,250,000 shares of a new series of preferred stock, par value $0.0001 per share, the Company’s “6% Series C Convertible Cumulative Preferred Stock” (the “Series C Preferred Stock”). As of June 30, 2024 and December 31, 2023, there were 980,000 and -0- shares of Series C Preferred Stock issued and outstanding, respectively.

On April 24, 2024, the Company entered into a Patent Purchase Agreement, with Intramont Technologies, Inc. Pursuant to the IP Purchase Agreement, the Company purchased certain patents and patent applications owned by Intramont, related to prevention of infections, including the common cold, respiratory diseases, and orally transmitted diseases such as human papillomavirus (HPV), in consideration for $20,000,000, which is payable to Intramont by (a) the issuance of 980,000 shares of Series C Preferred Stock, with a face value of $20.00 per share, for a total value of $19,600,000; and (b) $400,000 in cash, (i) with $200,000 payable on or before June 30, 2024, (ii) $100,000 payable on or before August 31, 2024, and (iii) $100,000 payable on or before November 30, 2024.

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.0001 per share, of which 29,135,451 shares were issued and outstanding at June 30, 2024, and 21,419,500 shares were issued and outstanding at December 31, 2023.

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

On January 24, 2023, we entered into Consulting Agreements with four consultants to the Company: (1) Sultan Haroon; (2) John Helfrich; (3) Justin Baker; and (4) Maja Matthews, each of whom is also an employee of Epiq Scripts. Pursuant to the Consulting Agreements, the Consultants agreed to provide us services related to the research, development, packaging and marketing for additional pharmaceutical and other over-the-counter related products during the term of the agreement, which each have a term of 18 months unless otherwise earlier terminated due to breach of the agreement by either party and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued an aggregate of 350,000 shares of common stock to the consultants as follows: (1) Sultan Haroon 150,000 shares of restricted common stock; (2) John Helfrich 25,000 shares of restricted common stock; (3) Justin Baker 25,000 shares of restricted common stock; and (4) Maja Matthews 150,000 shares of restricted common stock. The shares issued to Mr. Haroon and Ms. Matthews vest at the rate of 50,000 shares upon entry into the agreement, 50,000 shares upon the Company’s successful launch of a new product category, and 50,000 shares upon the Company’s successful launch of a second and additional new product category, in each case prior to the 18-month anniversary of the applicable agreement. The shares issued to Mr. Helfrich and Mr. Baker vest at the rate of 10,000 shares upon entry into the agreement, 7,500 shares upon the Company’s successful launch of a new product category, and 7,500 shares upon the Company’s successful launch of a second and additional new product category, in each case prior to the 18-month anniversary of the applicable agreement. Any shares not vested by the eighteen-month anniversary of the applicable agreement are forfeited. The agreement contains customary confidentiality and non-solicitation provisions. The shares were valued at $1.00 per share for a total of $350,000.

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

On October 1, 2023, the Company executed a Summary of Terms and Conditions (“Consulting Agreement”) with Gene Johnston (“Johnston”) continuing his appointment as the Company’s Chief Financial Officer on a full-time basis for a term of 12 months. Pursuant to the Consulting Agreement, the Company issued Johnston 50,000 shares of the Company’s common stock and agreed to pay $2,000 per month. The Consulting Shares were issued under, and subject to the terms of, the Company’s 2022 Equity Incentive Plan.

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

On December 11, 2023, the Company entered into a Marketing Agreement with Marius Pharmaceuticals (“Marius”) to market and sell KYZATREX®, an innovative FDA-approved oral Testosterone Replacement Therapy (TRT) product, under the program, ‘PRIME’ by MangoRx (the “Permitted Purpose”). During the Term, Marius granted to the Company a non-exclusive, non-transferable, royalty-free license to use the Marius Marks in the United States (the “Territory”) for the sole purpose of the Permitted Purpose. The term of the initial agreement is for two years, automatically renewable for successive one-year terms, subject to certain performance targets as agreed upon each year. As consideration for the license the Company issued Marius one hundred thousand (100,000) shares of the Company’s common stock (the “Marius Shares”). The Marius Shares were issued to Marius upon signing of the Agreement and were fully earned upon issuance. The shares were valued at $0.58 per share for a total of $58,000.

On December 19, 2023, the Company sold 4,000,000 shares of its common stock at a price of $0.30 per share to investors in connection with a follow-on offering for gross proceeds of $1,200,000.

On January 2, 2024, we entered into a Consulting Agreement with G&P General Consulting (“G&P”), Pursuant to the Consulting Agreement, G&P agreed to provide consulting and general business advisory services as it relates to the expansion of the Company’s products into additional international territory’s, including, but not limited to, the United Arab Emirates (UAE), China, Japan, Korea, and in certain regions of Asia and additional services as reasonably requested by the Company during the Term of the Agreement as reasonably requested by the Company during the term of the agreement, which was for 12 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued G&P 250,000 shares of restricted common stock. G&P was to receive an additional 500,000 shares in 90 days, if the agreement was still in place . The Consulting Shares were issued under, and subject to the terms of, the Company’s 2022 Equity Incentive Plan. The agreement contained customary confidentiality and non-solicitation provisions. The shares were valued at $0.28 per share for a total of $70,000. The Company issued G&P a total of 500,000 additional shares and the remaining contract was terminated with no additional shares being owed to G&P.

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

On March 21, 2024, we entered into Amendment to the of January 10, 2024 consulting agreement with Luca, extending the agreement for an additional six months (the “Luca Amendment”). In consideration for entering into the Luca Amendment, the Company issued 500,000 shares of the Company’s restricted common stock to Luca upon the parties’ entry into the Luca Amendment and agreed to continue to pay Luca $5,000 in in cash on the tenth of each month throughout the remainder of the extended agreement. The shares were valued at $0.1975 per share for a total of $98,750.

On March 21, 2024, we entered into a Consulting Agreement with Zvonimir Moric, an individual (“Zee”). Pursuant to the consulting agreement, Zee agreed to provide consulting and general business advisory services as it relates to making introductions to strategic partners to expand the sales of the Company’s products and additional services as reasonably requested by the Company during the Term of the Agreement as reasonably requested by the Company during the term of the agreement, which is for 12 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued Zee 150,000 shares of restricted common stock. The agreement contains customary confidentiality and non-solicitation provisions. The shares were valued at $0.1975 per share for a total of $29,625.

On April 8, 2024, the Company entered into an Equity Purchase Agreement with the Purchaser pursuant to which the Purchaser committed to purchase up to $25,000,000 of the Company’s common stock. On April 8, 2024, the Company issued 1,000,000 shares of the Company’s common stock to the Purchaser as a commitment fee. The Commitment Shares were valued at $0.2149 per share for a total of $214,900.

On April 25, 2024, the Company amended its Consulting Agreement with PHX dated November 7, 2023 whereby the Company agreed to issue PHX an additional 200,000 shares of restricted common stock. The additional 200,000 shares were issued under, and subject to the terms of, the Company’s 2022 Equity Incentive Plan. The shares were valued at $0.28 per share for a total of $56,000.

Between May 21-24, 2024, the Purchaser converted a total of 355 shares of Series B Preferred Stock into 1,923,644 shares of common stock, in accordance with the terms of the Series B Preferred Stock. The shares were valued at $0.203 per share for a total value of $390,500.

On May 21, 2024, the Company sold 250,000 shares of common stock to the Purchaser pursuant to the terms of the ELOC, at $0.48 per share for a total of $119,750, before fees, discounts and expenses.

On May 22, 2024, the Company sold 700,000 shares of common stock to the Purchaser pursuant to the terms of the ELOC, at $0.48 per share for a total of $337,915, before fees, discounts and expenses.

On May 23, 2024, we entered into a Consulting Agreement with Acorn Management Partners, L.L.C. (“Acorn”). Pursuant to the consulting agreement, Acorn agreed to provide consulting and general business advisory services as it relates to making introductions to strategic partners and additional services as reasonably requested by the Company during the term of the Agreement as reasonably requested by the Company during the term of the agreement. In consideration for agreeing to provide the services under the agreement, the Company issued Acorn 192,308 shares of restricted common stock. The agreement contains customary confidentiality and non-solicitation provisions. The shares were valued at $0.52 per share for a total of $100,000.

On June 5, 2024, the Board of Directors issued 1,250,000 shares to the certain officers, directors and employees of the Company, including 800,000 shares issued to Jacob D. Cohen, the Company’s Chief Executive Officer and Chairman, 100,000 shares issued to Amanda Hammer, the Company’s Chief Operating Officer, 50,000 shares to Efrain Karchmer who serves as the President of MangoRx Mexico, and 100,000 shares issued to each of the Company’s three independent directors as a bonus for services rendered for 2024. These shares were issued under the Company’s 2022 Equity Incentive Plan and were valued at $0.35 per share for a total value of $437,500.

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

On March 28, 2024, Mr. Arango resigned from his position as President and Director of the Company. As detailed in his employment agreement, 283,333 unvested options were forfeited upon resignation or termination of employment as an officer and director. Mr. Arango did not exercise his 216,667 vested options by the June 28, 2024 deadline resulting in all vested options being forfeited.

For the six months ended June 30, 2024 and 2023, $88,945 and $131,113, respectively, has been recorded and included as stock-based compensation expense on the consolidated statement of operations. Mr. Cohen, Mr. Arango (former President and Director) and Ms. Hammer are related parties.

The following table summarizes common stock option activity:

	Options	Weighted Average Exercise Price
Outstanding, December 31, 2022	1,250,000	$1.10
Granted	1,400,000	$0.40
Exercised	-	-
Expired	-	-
Outstanding, December 31, 2023	2,650,000	$0.73
Exercisable, December 31, 2023	1,812,500	$0.73

Granted	-	$-
Exercised	-	-
Expired / Forfeited	(283,333)	1.10
Outstanding, June 30, 2024	2,366,667	$0.69
Exercisable, June 30, 2024	1,979,167	$0.61

The weighted average exercise prices, remaining lives for options granted, and exercisable as of June 30, 2024 were as follows:

	Outstanding Options		Exercisable Options
Options Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$1.10	1,116,667	4.03	$1.10	729,167	$1.10
$0.32	1,250,000	4.50	$0.32	1,250,000	$0.32

As of June 30, 2024, the fair value of exercisable options outstanding was $811,261. The aggregate initial fair value of the options measured on the grant date of August 31, 2022, May 1, 2023 and December 28, 2023 was calculated using the Black-Scholes option pricing model based on the following assumption:

Fair Value of Common Stock on measurement date	$0.99 – 0.29
Risk free interest rate	3.83% - 3.30%
Volatility	232.05% - 92.54%
Dividend Yield	0%
Expected Term	6.0 - 3.5

(1)	The risk-free interest rate was determined by management using the market yield on U.S. Treasury securities with comparable terms as of the measurement date.
(2)	The trading volatility was determined by calculating the volatility of the Company’s peer group.
(3)	The Company does not expect to pay a dividend in the foreseeable future
(4)	The Company, in accordance with staff accounting bulletin (“SAB”)14-D.2, used the simplified method (plain vanilla) to determine the overall expected term

Warrants:

In August 2022, the Company initiated a private placement of up to $2 million of units to accredited investors, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock, at a price of $1.00 per unit (the “Private Placement Warrants”). The warrants have a five-year term (from each closing date that units were sold) and an exercise price of $1.00 per share. In total, we sold an aggregate of 2,000,000 units for $2,000,000 to 23 accredited investors between August 16, 2022 and December 22, 2022. There were 975,500 and 975,500 Private Placement Warrants outstanding as of June 30, 2024 and December 31, 2023, respectively.

As additional consideration in connection with the IPO, upon the closing of the IPO, we granted Boustead Securities, LLC, the representative of the underwriters named in the Underwriting Agreement for the IPO, warrants to purchase 87,500 shares of common stock with an exercise price of $5.00 per share, which were exercisable six months after the effective date of the registration statement filed in connection with the IPO (March 20, 2023) and expire five years after such effectiveness date. The fair value of the warrants on the grant date was $31,995.

As additional consideration in connection with the follow-on offering, upon the closing of the follow-on offering, we granted Boustead Securities, LLC, the representative of the underwriters named in the Underwriting Agreement for the secondary offering, warrants to purchase 280,000 shares of common stock with an exercise price of $0.38 per share, which were exercisable six months after the effective date of the registration statement filed in connection with the follow-on offering (December 19, 2023) and expire five years after such effectiveness date. The fair value of the warrants on the grant date was $78,174.

On January 22, 2024, pursuant to the Underwriting Agreement, the Company also issued a common stock purchase warrant to the representative of the underwriters for the purchase of 42,000 shares of its common stock at an exercise price of $0.375, subject to adjustments. The warrants are exercisable at any time and from time to time, in whole or in part, until December 14, 2028, and may be exercised on a cashless basis. The warrants also include customary anti-dilution provisions and immediate piggyback registration rights with respect to the registration of the shares underlying the warrants. The warrants and the shares of common stock underlying the warrants were registered as a part of the follow-on registration statement. The fair value of the warrants on the grant date was $12,086.

On April 4, 2024, pursuant to the SPA with the Purchaser, the Company issued a common stock purchase warrant for the purchase of 3,300,000 shares of its common stock at an exercise price of $0.26 per share to the Purchaser. The warrant is exercisable at any time and from time to time, in whole or in part, until April 4, 2029. The fair value of the warrant on the grant date was $681,352.

On June 28, 2024, pursuant to the SPA (as amended), the Company issued a common stock purchase warrant for the purchase of 1,000,000 shares of its common stock at an exercise price of $0.50 per share to the Purchaser. The warrant is exercisable at any time and from time to time, in whole or in part, until June 28, 2029. The fair value of the warrant on the grant date was $260,750.

On June 28 2024, pursuant to the SPA (as amended), the Company issued a common stock purchase warrant for the purchase of 500,000 shares of its common stock at an exercise price of $1.00 per share to the Purchaser. The warrant is exercisable at any time and from time to time, in whole or in part, until June 28, 2029. The fair value of the warrant on the grant date was $122,341.

As of June 30, 2024 and December 31, 2023, the fair value of warrants outstanding was $1,735,966 and $852,480, respectively. Because the warrants vested immediately, the fair value was assessed on the grant date.

The following table summarizes common stock warrants activity:

	Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2022	2,000,000	$1.00
Granted	367,500	1.22
Exercised	(1,024,500)	1.00
Expired	-	-
Cancelled	-	-
Outstanding, December 31, 2023	1,343,000	1.41
Exercisable, December 31, 2023	1,343,000	1.41

Granted	4,842,000	0.39
Exercised	-	-
Expired	-	-
Cancelled	-	-
Outstanding, June 30, 2024	6,185,000	0.55
Exercisable, June 30, 2024	6,185,000	$0.55

The weighted average exercise prices, remaining lives for warrants granted, and exercisable as of June 30, 2024, were as follows:

	Outstanding and Vested Warrants
Weighted Average Warrant Exercise Price Per Share	Shares	Life (Years)
$0.55	6,185,000	4.30

As of June 30, 2024, warrants to purchase 6,185,000,000 shares of common stock are outstanding and vested, and the vested stock warrants have a weighted average remaining life of 4.30 years.

Fair Value of Common Stock on measurement date	$0.21 - $0.73
Risk-free interest rate	From 2.95% to 4.38%
Volatility	From 81.92% to 239.06%
Dividend Yield	0%
Expected Term	5 years

(1)	The risk-free interest rate was determined by management using the market yield on U.S. Treasury securities with comparable terms as of the measurement date.
(2)	The trading volatility was determined by calculating the volatility of the Company’s peer group.
(3)	The Company does not expect to pay a dividend in the foreseeable future.

NOTE 10 – GOING CONCERN

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As reflected in the accompanying condensed consolidated financials, the Company had a net loss of $4,758,936 for the six months ended June 30, 2024 and an accumulated deficit of $15,986,733 as of June 30, 2024. The Company will need to raise additional capital to successfully execute its business plan of which there can be no assurance. The sources of this capital are expected to be the sale of equity and debt, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing shareholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues, our financial position, and liquidity, or force us to abandon our business plan. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Unless management is able to obtain additional financing, it is unlikely that the Company will be able to meet its funding requirements during the next 12 months. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

On September 28, 2022, and with an effective date of October 1, 2022, the Company entered into a Lease Agreement with Rox Trep Tollway, L.P. (the “Landlord”) to lease and occupy approximately 2,201 square feet of office space located at 15110 Dallas Parkway, Suite 600, Dallas, Texas 75248 to serve as the Company’s main headquarters (the “Lease Agreement”). The Lease Agreement has a term of thirty-eight (38) months and has a monthly base rent of $5,777.63, or $31.50 per square foot, from months 3-18 and increases at the rate of $1 per square foot per annum until the end of the lease term (the “Base Rent”). In addition to the Base Rent, the Company is required to reimburse the landlord for its pro-rata share of all real estate taxes and assessments, hazard and liability insurance and common area maintenance costs for the building at the rate of 2.45% (the “Proportionate Rent”). Upon the execution of the Lease Agreement, the Company agreed to prepay the first full month’s Base Rent along with a security deposit equal to $16,942.

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company used an estimated incremental borrowing rate of 8% to estimate the present value of the right-of-use liability.

The Company has right-of-use assets of $90,011 and operating lease liabilities of $97,545 as of June 30, 2024. Operating lease expense for the six months ended June 30, 2024 was $16,492. The Company has recorded $0 in impairment charges related to right-of-use assets during the six months ended June 30, 2024 .

Maturity of Lease Liabilities at June 30, 2024	Amount
2024	$35,950
2025	67,589
Total lease payments	103,539
Less: Imputed interest	(5,994)
Present value of lease liabilities	$97,545

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the condensed consolidated balance sheet date but before the condensed consolidated financial statements are issued. Based on the evaluation, the Company identified the following subsequent events:

On July 8, 2024, 135 shares of Series B Preferred Stock (with an aggregate stated value of $148,500) were converted by the holder into 536,682 shares of common stock at a conversion price of $0.2767 per share.

On July 9, 2024, the Company entered into a Master Distribution Agreement with ISFLST, Inc. (“ISFLST”) dated July 2, 2024 (the “Distribution Agreement”). Pursuant to the Distribution Agreement, we agreed to sell, and ISFLST agreed to purchase, certain of our products, including our MangoRx Grow and Mango ED products (collectively, the “Products”), for distribution and resale by ISFLST during the term of the agreement.

Pursuant to the Distribution Agreement, ISFLST agreed to use commercially reasonable efforts to sell and promote the sale of the Products in Asia Pacific and Latin America (excluding Mexico), and we provided ISFLST a non-exclusive, non-transferable license to market and sell the Products, and grant sub-licenses (subject to certain pre-requisites and limitations described in greater detail in the Distribution Agreement) to sell the Products, in the Market. We also agreed, subject to certain future mutually agreed milestones that ISFLST could earn exclusive rights to market the Products in the applicable “Market”.

The Distribution Agreement has a term of three years and is automatically renewable thereafter for three additional one year terms, unless either party provides the other notice of non-renewal at least 90 days prior to an automatic renewal date. The agreement may also be terminated by the non-breaching party upon the material breach of the agreement by the counterparty and failure to cure such breach after 90 days written notice, or upon insolvency.

The Distribution Agreement includes customary confidentiality requirements of the parties, representations and warranties of the parties, mutual indemnification rights, disclaimers of warranties and limitation of liabilities, and force majeure provisions The Distribution Agreement also includes a non-solicitation obligation of ISFLST, which applies during the term of the agreement and for two years thereafter. All pricing information will be mutually agreed to by the parties and set forth in a separate purchase order, subject to availability and volume requirements.

On July 25, 2024, 10 shares of Series B Preferred Stock (with an aggregate stated value of $11,000) were converted into 33,670 shares of common stock at a conversion price of $0.3267 per share.

On July 30, 2024, we entered into a Consulting Agreement with John Dorsey, an individual (“Dorsey”). Pursuant to the consulting agreement, Dorsey agreed to provide certain marketing and general related services as it relates expanding the sales of the Company’s products and additional services as reasonably requested by the Company during the Term of the Agreement, which is for 12 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company agreed to pay Dorsey $6,000 a month and issued Dorsey a total of 200,000 shares, which vest in accordance with the following vesting schedule; a) 50,000 shares vest upon the execution of the Agreement, b) 75,000 shares vest upon the three (3) month anniversary of the Agreement, and c) 75,000 shares vest upon the six (6) month anniversary of the Agreement (the “Dorsey Consulting Shares”). Any Dorsey Consulting Shares not vested as described above are to be promptly returned to the Company by the Consultant for cancellation. The shares were valued at $0.4209 per share for a total of $84,180.

The Company further agreed to issue Dorsey an additional 200,000 shares of common stock upon Dorsey assisting the Company in obtaining greater than 3500 subscribers for its Prime oral testosterone replacement therapy medications.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed interim consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and the notes to those consolidated financial statements for the fiscal year ended December 31, 2023, which were included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 1, 2024 (the “2023 Annual Report”). The following discussion contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. See also “Cautionary Statement Regarding Forward-Looking Information”, above. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Quarterly Report and in other reports we file with the SEC. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason, except as otherwise provided by law.

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

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited consolidated financial statements of the Company for the three and six months ended June 30, 2024 and 2023, above.

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

Introduction

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. An overview of our current operations.

●	Recent Events. A summary of recent events affecting the Company.

●	Plan of Operations. A description of our plan of operations for the next 12 months including required funding.

●	Results of Operations. An analysis of our financial results comparing the three and six months ended June 30, 2024 and 2023.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

●	Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Overview

We connect consumers to licensed healthcare professionals through our website at www.MangoRx.com, for the provision of care via telehealth on our customer portal. We also provide access for customers to a licensed pharmacy for online fulfillment and distribution of certain medications that may be prescribed as part of telehealth consultations. To date, we have identified men’s wellness telemedicine services and products as a growing sector in recent years and especially related to the areas of erectile dysfunction (“ED”), hair growth products and hormone therapies. Our products currently consist of the following:

-	Mango ED - This product is produced at a compounding pharmacy and is available to patients on the determination of a prescribing physician that the compounded drug is necessary for the individual patient. This product currently includes the following three ingredients: Either Sildenafil (the active ingredient in Viagra) or Tadalafil (the active ingredient in Cialis), and Oxytocin, all of which are used in U.S. Food and Drug Administration (“FDA”) approved drugs, as well as L-Arginine, an amino acid that is available as a dietary supplement.

We currently offer two dosage levels of our Mango ED product and anticipate doctors prescribing a dosage based on the needs and medical history of the patient. Our Mango ED product currently includes the following amounts of the three ingredients: (1) either Sildenafil (50 milligrams (mg)) or Tadalafil (10 (mg)), Oxytocin (100 International units (IU)) and L-Arginine (50mg); and (2) either Sildenafil (100 milligrams (mg)) or Tadalafil (20mg), Oxytocin (100IU) and L-Arginine (50mg). Our Mango ED product has not been, and will not be, approved by the FDA and instead we produce and sell our Mango ED product and plan to produce and sell future pharmaceutical products, under an exemption provided by Section 503A of the Federal Food, Drug, and Cosmetic Act.

-	‘GROW’ by MangoRx - This product is produced at our related party compounding pharmacy and is available to patients on the determination of a prescribing physician that the compounded drug is necessary for the individual patient. Mango GROW currently includes the following four ingredients - (1) Minoxidil (the active ingredient in Rogaine®) and (2) Finasteride (the active ingredient in Propecia), each of which is used in FDA approved drugs, as well as (3) Vitamin D3 and (4) Biotin, which are available as dietary supplements. However, the fact that Minoxidil and Finasteride are used in FDA approved drugs, and that Vitamin D3 and Biotin, are available as a dietary supplement, does not mean that these ingredients will prove safe when combined into a single formulation to attempt to treat hair growth. Mango GROW is encapsulated in convenient chewable, mint-flavored rapid dissolve tablets (“RDT”).

We currently offer one dosage level of our Mango GROW product and anticipate doctors prescribing Mango GROW based on the needs and medical history of the patient. Our Mango GROW product currently includes the following amounts of the four ingredients: (1) Minoxidil (2.5mg), (2) Finasteride (1mg), (3) Vitamin D3 (2000IU) and (4) Biotin (1mg). Our Mango GROW product has not been, and will not be, approved by the FDA and instead we produce and sell our Mango GROW product and plan to produce and sell future pharmaceutical products, under an exemption provided by Section 503A of the Federal Food, Drug, and Cosmetic Act.

-	‘PRIME’ by MangoRx, Powered by Kyzatrex® - ‘PRIME’, by MangoRx, powered by Kyzatrex®️, an innovative FDA-approved oral Testosterone Replacement Therapy (TRT) product, is a prescription drug that is used to treat adult men who have low or no testosterone levels due to certain medical conditions and is one of only three FDA approved TRT treatments that is delivered orally--as opposed to the traditional, invasive, and inconvenient injection-based drug delivery protocol. ‘PRIME’, by MangoRx, powered by Kyzatrex®️ delivers testosterone in a softgel capsule that is absorbed primarily via the lymphatic system, avoiding liver toxicity. The benefits of ‘PRIME,’ powered by Kyzatrex®️, over traditional injectable TRTs include enhanced vitality, improved mood, sharper cognition, optimized physical performance, and balanced hormonal levels at 96% efficacy by day 90, as demonstrated in Phase 3 clinical research by Marius Pharmaceuticals. With ‘PRIME,’ MangoRx will expand broad-based consumer access to this revolutionary therapy.

Recent Events

In addition to the recent funding events and agreements described in greater detail below under “Liquidity and Capital Resources—Recent Events”, the following material transactions took place during the six months ended June 30, 2024:

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

Master Distribution Agreement

On July 9, 2024, we entered into a Master Distribution Agreement with ISFLST, Inc. (“ISFLST”) dated July 2, 2024 (the “Distribution Agreement”). Pursuant to the Distribution Agreement, we agreed to sell, and ISFLST agreed to purchase, certain of our products, including our MangoRx Grow and Mango ED products (collectively, the “Products”), for distribution and resale by ISFLST during the term of the agreement.

Pursuant to the Distribution Agreement, ISFLST agreed to use commercially reasonable efforts to sell and promote the sale of the Products in Asia Pacific and Latin America (excluding Mexico), and we provided ISFLST a non-exclusive, non-transferable license to market and sell the Products, and grant sub-licenses (subject to certain pre-requisites and limitations described in greater detail in the Distribution Agreement) to sell the Products, in the Market. We also agreed, subject to certain future mutually agreed milestones that ISFLST could earn exclusive rights to market the Products in the applicable “Market”.

The Distribution Agreement has a term of three years and is automatically renewable thereafter for three additional one year terms, unless either party provides the other notice of non-renewal at least 90 days prior to an automatic renewal date. The agreement may also be terminated by the non-breaching party upon the material breach of the agreement by the counterparty and failure to cure such breach after 90 days written notice, or upon insolvency.

The Distribution Agreement includes customary confidentiality requirements of the parties, representations and warranties of the parties, mutual indemnification rights, disclaimers of warranties and limitation of liabilities, and force majeure provisions.

The Distribution Agreement also includes a non-solicitation obligation of ISFLST, which applies during the term of the agreement and for two years thereafter.

All pricing information will be mutually agreed to by the parties and set forth in a separate purchase order, subject to availability and volume requirements.

Plan of Operations

We had a working deficit of $0.9 million as of June 30, 2024. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we currently anticipate the need for additional funding in order to continue our operations at their current levels and to pay the costs associated with being a public company for the next 12 months. We may also require additional funding in the future to expand or complete acquisitions.

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

Results of Operations

Comparison of the three months ended June 30, 2024 and 2023

Revenues

We began generating revenues in November 2022 and had revenues of $163,163 and $141,237 for the three months ended June 30, 2024 and 2023, respectively.

Revenue increased by $21,926 or 15.5% for the three months ended June 30, 2024, compared to the three months ended March 31, 2023, due to the Company increasing its digital marketing efforts and through recurring customer subscriptions.

Cost of Revenues

We had cost of revenues of $29,665 and $25,592 for the three months ended June 30, 2024 and 2023, respectively, attributed to costs associated with the Company’s third party doctor’s network and product shipping costs, and related party cost of revenues of $63,706 and $28,515 for the three months ended June 30, 2024 and 2023, respectively, relating to amounts paid to Epiq Scripts, LLC (“Epiq Scripts”), a related party, 51% owned and controlled by Jacob D. Cohen, our Chairman and Chief Executive Officer, which entity provides us pharmacy and compounding services. The related party cost of revenues was associated with a Master Services Agreement entered into with Epiq Scripts and a related statement of work and the remaining cost of revenues was attributed to the amounts paid to our unrelated party doctors network and shipping expenses.

Cost of revenues increased for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, directly corelated to the increase in products sold.

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

Gross Profit

We had gross profit of $69,792 and $87,130 for the three months ended June 30, 2024 and 2023, respectively, which gross profit decreased due to an increase in shipping costs and the Company offering various discounts and incentives to attract first time customers.

Operating Expenses

We had total general and administrative expenses of $850,704 and $567,655, for the three months ended June 30, 2024 and 2023, respectively, an increase of $264,662 from the prior period.

The increase in general administration expenses for the quarter ended June 30, 2024, compared to the prior period, was due primarily to increased cost related to our legal fees of $165,368 and $106,560 for the quarters ended June 30, 2024 and 2023, respectively, mainly related to legal fees in connection with our follow-on offering, preferred offering and related matters. Accounting and auditing fees of $27,744 and $6,744, for the quarters ended June 30, 2024 and 2023, respectively, which was in connection with fees paid to our accountants and auditors in connection with the preparation of the financial statements for our quarterly reviews, and annual filing. General consulting related expenses of $108,651 and $52,023, for the quarters ended June 30, 2024 and 2023, respectively, related to other various consulting fees paid in connection with our operations in the current period. Software development fees of $239,520 and $79,680 for the quarters ended June 30, 2024 and 2023, respectively, related to the front and backend development of our website in the current period. Software development expenses are integral to customers accessing our ordering system and successfully placing an order for our products. We had loss on sale of assets of $18,387 for the three months ended June 30, 2024, compared to $0 for the three months ended June 30, 2023. On May 15, 2024, the Company disposed of $119,819 of equipment to Epic Scripts, a related party, in an arm’s length transaction. The equipment was sold for $65,000, realizing a loss on sale of assets of $18,837.

Salary and benefits were $259,105 and $374,396 for the three months ended June 30, 2024 and 2023, respectively, which decreased due to the Company’s reduction and consolidation of certain employees and operating staff.

Advertising and marketing expenses in the amount of $229,244 and $797,263, for the three-months ended June 30, 2024 and 2023, respectively, related to the decrease in our advertising and marketing efforts in connection with the expansion and development of our new telemedicine platform.

We had $40,000 of investor relations expenses for the three months ended June 30, 2024, related to awareness of our stock to the public market, compared to $90,500 of investor relations expenses for the three months ended June 30, 2023.

Stock-based compensation totaled $859,380 and $549,574 (including a total of $416,340 and $700,000 attributed to stock issued for services and $37,965 and $64,271 attributed to stock-based compensation from issuances of options and warrants), for the six months ended June 30, 2024 and 2023, respectively, which increase was mainly due to bonuses issued to certain officers, directors and employees for services rendered.

Other Expense

We had imputed interest expense of $0 and $8,233 (which represented imputed interest on the related party loans which were repaid in 2023, as discussed below under “Liquidity and Capital Resources”) for the quarters ended June 30, 2024 and 2023, respectively.

We had interest expense (amortization on discount) of $222,678 for the three months ended June 30, 2024, compared to $0 for the three months ended June 30, 2023, which was in connection with our Series B Preferred Stock offering.  The discount on convertible preferred stock is amortized over the term until conversion, which is expected to be within six months.

Net Loss

We had a net loss of $2,390,979 and $2,284,025 for the quarters ended June 30, 2024 and 2023, respectively, representing an increase in net loss of $106,954 or 4.7% from the prior period, for the reasons discussed above.

Comparison of the six months ended June 30, 2024 and 2023

Revenues

We began generating revenues in November 2022 and had revenues of $377,258 and $241,959 for the six months ended June 30, 2024 and 2023, respectively.

Revenue increased by $135,299 or 55.9% for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, due to the Company increasing its digital marketing efforts and through recurring customer subscriptions.

Cost of Revenues

We had cost of revenues of $50,460 and $49,345 for the six months ended June 30, 2024 and 2023, respectively, attributed to costs associated with the Company’s third party doctor’s network and product shipping costs, and related party cost of revenues of $109,608 and $48,285 for the six months ended June 30, 2024 and 2023, respectively, relating to amounts paid to Epiq Scripts, a related party, 51% owned and controlled by Jacob D. Cohen, our Chairman and Chief Executive Officer, which entity provides us pharmacy and compounding services.

Cost of revenues increased for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, directly corelated to the increase in products sold.

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

Gross Profit

We had gross profit of $217,190 and $144,329 for the six months ended June 30, 2024 and 2023, respectively. The related party cost of revenues was associated with a Master Services Agreement entered into with Epiq Scripts and a related statement of work and the remaining cost of revenues was attributed to the amounts paid to our unrelated party doctors network and shipping expenses.

Operating Expenses

We had total general and administrative expenses of $1,622,662 and $1,951,614, for the six months ended June 30, 2024 and 2023, respectively, a decrease of $347,339 from the prior period.

The decrease in general administration expenses for the six months ended June 30, 2024, compared to the prior period, was due primarily to reduced cost related to our legal fees of $287,415 and $198,386 for the six months ended June 30, 2024 and 2023, respectively, mainly related to legal fees in connection with our follow-on offering, preferred offering and related matters. Placement agent fees of $12,600 and $400,000, for the six months ended June 30, 2024 and 2023, respectively, relating to fees paid to our placement agent in connection with our private placement and initial public offerings. Accounting and auditing fees of $66,083 and $77,600, for the six months ended June 30, 2024 and 2023, respectively, which was in connection with fees paid to our accountants and auditors in connection with the preparation and reviews of our financial statements included in our quarterly reports and the audit of our financial report included in our annual report. General consulting related expenses of $220,309 and $219,141, for the six months ended June 30, 2024 and 2023, respectively, related to other various consulting fees paid in connection with our operations in the current period. Software development fees of $411,381 and $291,260 for the six months ended June 30, 2024 and 2023, respectively, related to the front and backend development of our website in the current period. Software development expenses are integral to customers accessing our ordering system and successfully placing an order for our products. We had loss on sale of assets of $18,387 for the six months ended June 30, 2024, compared to $0 for the six months ended June 30, 2023. On May 15, 2024, the Company disposed of $119,819 of equipment to Epic Scripts, a related party, in an arm’s length transaction. The equipment was sold for $65,000, realizing a loss on sale of assets of $18,837.

Salary and benefits were $552,314 and $396,094 for the six months ended June 30, 2024 and 2023, respectively, which increased due to an increase in our internal operational workforce.

Advertising and marketing expenses in the amount of $1,081,627 and $912,997, for the six months ended June 30, 2024 and 2023, respectively, related to us increasing our advertising and marketing costs in the 2024 period as we expanded our marketing efforts in connection with the expansion of our operations.

We had $183,000 of investor relations expenses for the six months ended June 30, 2024, related to awareness of our stock to the public market, compared to $519,465 of investor relations expenses for the six months ended June 30, 2023.

Stock-based compensation totaled $1,313,845 and $1,215,542 (including a total of $416,340 and $700,000 attributed to stock issued for services and $37,965 and $64,271 attributed to stock-based compensation from issuances of options and warrants), for the six months ended June 30, 2024 and 2023, respectively, which increase was due to which increase was mainly due to bonuses issued to certain officers, directors and employees for services rendered.

Other Expense

We had imputed interest expense of $0 and $6,473 (which represented imputed interest on the related party loans which were repaid in 2023, as discussed below under “Liquidity and Capital Resources”) for the six months ended June 30, 2024 and 2023, respectively.

We had interest expense (amortization on discount) of $222,678 for the six months ended June 30, 2024, compared to $0 for the six months ended June 30, 2023, which was in connection with our Series B Preferred Stock offering.  The discount on convertible preferred stock is amortized over the term until conversion, which is expected to be within six months.

Net Loss

We had a net loss of $4,758,560 and $4,844,910 for the six months ended June 30, 2024 and 2023, respectively, representing a decrease in net loss of $86,350 or 1.8% from the prior period, for the reasons discussed above.

Liquidity and Capital Resources

As of June 30, 2024, we had $490,243 of cash on-hand, compared to $739,006 of cash on-hand of December 31, 2023. We also had $13,299 of prepaid expenses, related party, relating to amounts funded to Epiq Scripts, which is 51% owned and controlled by Jacob D. Cohen, our Chairman and Chief Executive Officer, $14,019 of inventory; $3,313 of property and equipment, net, consisting of computers and general office equipment, $16,942 of security deposit, representing the security deposit on our leased office space, $90,011 of right of use asset in connection with our office space lease and $14,610,000 of patents, which we acquired pursuant to the Patent Purchase Agreement described in greater detail above under “Recent Events—Patent Purchase Agreement”

Cash decreased mainly due to funds used for general operating expenses.

As of June 30, 2024, the Company had total current liabilities of $1,378,265, consisting of $718,650 of accounts payable and accrued liabilities, $4,687 of payroll tax liabilities, $187,500 of notes payable to related parties, relating to loans to the Company by our CEO and an entity owned by our CEO, $67,428 of right-of-use liability, operating lease, current portion, and $400,000 of other liabilities related to purchase of intellectual property. We also had $30,117 of right-of-use liability, long-term.

As of June 30, 2024, we had a working deficit of $0.9 million and a total accumulated deficit of $15,986,733.

We have mainly relied on related party loans, as well as funds raised through the sale of securities, mainly through the private placement offering, our IPO and our Follow On Offering, each discussed below, and revenues generated from sales of our Mango ED, Mango GROW, and Prime products, to support our operations since inception. We have primarily used our available cash to pay operating expenses. We do not have any material commitments for capital expenditures, except pursuant to the terms of the SPA and ELOC, discussed in greater detail below.

We have experienced recurring net losses since inception. We believe that we will continue to incur substantial operating expenses in the foreseeable future as we continue to invest to bring our Mango ED, Mango GROW and Prime by MangoRx products to market and to attract customers, expand the product offerings and enhance technology and infrastructure. These efforts may prove more expensive than we anticipate, and we may not succeed in generating commercial revenues or net income to offset these expenses. Accordingly, we may not be able to achieve profitability, and we may incur significant losses for the foreseeable future. Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of December 31, 2023. As of June 30, 2024, our current capital resources, combined with the net proceeds from the offering, are not expected to be sufficient for us to fund operations for the next 12 months. We need to raise funding in addition to the funding raised in our IPO and Follow On Offering, to support our operations in the future, a portion of which we expect to raise pursuant to the SPA and ELOC. We may also seek to acquire additional businesses or assets in the future, which may require us to raise funding. We currently anticipate such funding being raised through the offering of debt or equity. Such additional financing, if required, may not be available on favorable terms, if at all. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our shareholders experiencing significant dilution. If such financing is unavailable, we may be forced to curtail our business plan, which may cause the value of our securities to decline in value.

To support our existing operations or any future expansion of business, including the ability to execute our growth strategy, we must have sufficient capital to continue to make investments and fund operations. We have plans to pursue an aggressive growth strategy for the expansion of operations through marketing to attract new customers for our Mango ED, Mango GROW, and Prime products.

Cash Flows

	Six months ended June 30, 2024	Six months ended June 30, 2023
Cash provided by (used in):
Operating activities	$(2,568,367)	$(3,588,886)
Investing activities	65,000	(3,519)
Financing activities	2,255,770	5,857,040
Net increase (decrease) in cash equivalents	$(247,597)	$2,264,635

Net cash used in operating activities was $2,568,367 for the six months ended June 30, 2024, which was mainly due to $4,758,936 of net loss, offset by $1,224,900 of common stock issued for services, and $577,885 of accounts payable and accrued liabilities related parties.

Net cash used in operating activities was $3,588,886 for the six months ended June 30, 2023, which was mainly due to $4,844,910 of net loss offset by $1,087,000 of common stock issued for services and $128,542 of options vested for stock-based compensation.

Net cash used in investing activities was $3,519 for the six months ended June 30, 2023, which was due to the purchase of equipment. There was $65,000 net cash provided by investing activities for the six months ended June 30, 2024.

Net cash provided by financing activities was $2,255,770 for the six months ended June 30, 2024, which was mainly due to $1,500,000 of proceeds from the sale of preferred stock for cash, relating to shares of Series B Preferred Stock sold during the period (see “Securities Purchase Agreement”, below) and $568,270 of proceeds from the sale of common stock for cash relating to proceeds received from the Follow On Offering and our ELOC.

Net cash provided by financing activities was $5,857,040 for the six months ended June 30, 2023, which was mainly due to $5,000,000 of proceeds from the sale of common stock in our IPO, discussed below.

Related Party Loans and Advances

On June 29, 2022, the Company received an advance of $25,000 from Cohen Enterprises, which is owned by Mr. Cohen, the Chairman and Chief Executive Officer of the Company, who is also the majority shareholder of the Company, in order to cover various general and administrative expenses. The Company repaid Cohen Enterprises $25,000 on August 18, 2022 and the remaining $89,200 on April 4, 2023, bringing the total amount owed to Cohen Enterprises to $0 as of December 31, 2023. The Company further recorded a credit of $8,223 and $6,473 towards imputed interest, as other income (previously calculated at a rate of 8% per annum) against the related party advances for the three and six months ended June 30, 2023.

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

On April 1, 2024, the Company borrowed $100,000 from Cohen Enterprises, which is owned and controlled by Jacob D. Cohen, the Company’s Chief Executive Officer and Chairman of the Board of Directors. The amount borrowed is payable on demand and does not accrue interest.

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

At the same time, and as part of the same registration statement, but pursuant to a separate prospectus (the “Resale Prospectus”), the Company registered the sale of 4,765,000 shares of common stock, including 2,000,000 shares of common stock issuable upon the exercise of outstanding warrants to purchase shares of common stock with an exercise price of $1.00 per share, of which warrants to purchase 975,500 shares of common stock remain outstanding and unexercised.

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

The net proceeds to the Company from the Offering, after deducting the underwriting discounts and commissions and offering expenses, were approximately $1.0 million. The Company used the net proceeds from the Offering to finance the marketing and operational expenses associated with the marketing of its Mango ED and GROW hair growth products, to develop and maintain software, and for working capital and other general corporate purposes.

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

Securities Purchase Agreement

Effective on April 5, 2024 (the “Initial Closing Date”), we agreed to definitive terms on a Securities Purchase Agreement dated April 4, 2024 (as amended from time to time, the “SPA”), with an institutional accredited investor (the “Purchaser”), pursuant to which the Company agreed to sell to the Purchaser, and the Purchaser agreed to purchase from the Company, 1,500 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) of the Company for $1,650,000, and warrants (the “Initial Warrants”), to purchase up to 3,300,000 shares of common stock, of the Company, for an aggregate purchase price of $1,500,000. On the Initial Closing Date, the Company sold the Purchaser 500 shares of Series B Preferred Stock (the “Initial Closing Shares”) and the Initial Warrants, for an aggregate of $500,000. The Initial Warrants have a term of five years.

On April 26, 2024, the Company partially closed a planned second closing under the SPA (the “Second Closing”), the Purchaser paid $150,000 to the Company, and in consideration therefore the Company issued the Purchaser 150 shares of Series B Preferred Stock.

On May 17, 2024, the Company closed the remaining portion of the Second Closing, the Purchaser paid $100,000 to the Company, and in consideration therefore the Company issued the Purchaser 100 shares of Series B Preferred Stock.

On April 28, 2024, the Company and the Purchaser entered into an Omnibus Amendment Agreement No. 1 (the “Amendment”), which amended the SPA to, adjust the closings which were to take place under the SPA as follows:

#	Initial Stated Value of Preferred Stock to be issued by installment	Warrants to be issued	Closing Date	Aggregate Purchase Price by installment (USD)
Initial Closing	$550,000	3,300,000	Initial Closing Date	$500,000 (“Initial Closing Amount”)
Second Closing	$275,000		On or before June 30, 2024 (the “Second Closing Date”)	$250,000 (“Second Closing Amount”)
Third Closing	$825,000	1,500,000	On or before June 30, 2024	$750,000 (“Third Closing Amount”)
Fourth Closing	$1,100,000		Such date as is no later than 180 days (the “Fourth Closing Date”) after the shares of Common Stock issuable in respect of the Series B Preferred Stock sold in each of the Initial Closing, Second Closing, the Third Closing, and the Fourth Closing have been registered under the Securities Act of 1933, as amended (the “Securities Act”), subject to any limitations pursuant to Rule 415	$1,000,000.00 (the “Fourth Closing Amount”)
Total	$2,750,000	4,800,000		$2,500,000

On June 28, 2024 (the “Third Closing Date”), the Company sold the Purchaser 750 shares of Series B Preferred Stock (the “Third Closing Shares”) and (a) warrants to purchase up to 1,000,000 shares of common stock at an exercise price of $0.50 per share; and (b) warrants to purchase up to 500,000 shares of common stock at an exercise price of $1.00 per share (collectively, (a) and (b), the “Additional Warrants”, and together with the Initial Warrants, the “Warrants”, and the shares of common stock issuable upon exercise of the Warrants, the “Warrant Shares”). The Additional Warrants are exercisable on or after October 4, 2024, and for five years thereafter.

As described in the table above, the sale of an additional 1,000 shares of Series B Preferred Stock in the Fourth Closing is subject to certain conditions to closing and is expected to occur within 180 days after the shares of common stock issuable upon conversion of the Series B Preferred Stock sold in the Initial Closing, Second Closing, Third Closing and Fourth Closing, have been registered under the Securities Act.

From (a) the Initial Closing Date until 30 days after the effective date of the registration statement registering for resale all of the Warrant Shares and shares of common stock issuable upon conversion of the Series B Preferred Stock which may be sold at the Initial Closing, Second Closing, Third Closing and Fourth Closing, which registration statement has not yet been declared effective, the Company is prohibited from (i) issuing, entering into any agreement to issue or announcing the issuance or proposed issuance of any shares of common stock, common stock equivalents, preferred stock or preferred stock equivalents or (ii) filing any registration statement or amendment or supplement thereto, other than the filing a registration statement on Form S-8 in connection with any employee benefit plan; and (b) from the Initial Closing Date until 180 days after the Initial Closing Date, the Company is prohibited from effecting or entering into an agreement to effect any issuance by the Company or any of its subsidiaries of common stock, common stock equivalents, preferred stock or preferred stock equivalents (or a combination of units thereof) involving a Variable Rate Transaction (as defined in the SPA), except for an equity line of credit.

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

The Company has reserved from its duly authorized capital stock 50,000,000 shares of common stock issuable upon exercise of the Warrants and conversion of the Series B Preferred Stock.

Registration Rights Agreement

In connection with the SPA, the Company entered into a registration rights agreement (as amended from time to time, the “Registration Rights Agreement”) with the Purchaser. Pursuant to the Registration Rights Agreement, the Company is required to file a resale registration statement (the “Registration Statement”) with the SEC to register for resale of the shares of the Company’s common stock issuable upon conversion of all shares of Series B Preferred Stock which may be sold at the Initial Closing, Second Closing, Third Closing and Fourth Closing, shares of common stock issuable in lieu of cash dividends which could accrue on the Series B Preferred Stock for a period of two years, and the Warrant Shares, within 30 days of the Closing Date, and to have such Registration Statement declared effective within 5 trading days after the date notified by the SEC that the SEC is not reviewing the Registration Statement, in the event the Registration Statement is not reviewed by the SEC, or 60 days of the Closing Date in the event the Registration Statement is reviewed by the SEC. The Company will be obligated to pay certain liquidated damages to the Purchaser if the Company fails to file the Registration Statement when required, fails to cause the Registration Statement to be declared effective by the SEC when required, of if the Company fails to maintain the effectiveness of the Registration Statement. Additionally, pursuant to the Amendment, within ten (10) calendar days of the execution and delivery of the Amendment, the Company was required to file a new registration statement on Form S-1 to provide for the registration of (a) 14,666,667 shares of common stock issuable in respect of the Series B Preferred Stock sold in each of the Second Closing, the Third Closing, and the Fourth Closing and (b) 1,500,000 shares of common stock issuable pursuant to the Additional Warrants.

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

The Series B Convertible Preferred Stock terms are described in greater detail in the Current Report on Form 8-K filed by the Company with the SEC on April 11, 2024. On June 27, 2024, with the approval of the Company and the sole shareholder of the Series B Preferred Stock, the Company amended the Series B Designation, to increase the floor price of the Series B Preferred Stock from $0.035 per share to $0.15 per share.

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

Upon filing and effectiveness of a Registration Statement on Form S-1 to register the Advance Shares (defined below), which was declared effective on May 9, 2024, and provided other closing conditions are met, from time to time over the term of the ELOC, the Company has the right, but not the obligation, to direct the Purchaser to purchase shares of the Company’s common stock (the “Advance Shares”) in a maximum amount of one hundred percent (100%) of the average daily trading volume over the five trading days preceding the applicable advance date. At any time and from time to time during the 2-year term of the ELOC (the “Commitment Period”), the Company may deliver a notice to Purchaser (the “Advance Notice”) and shall deliver the Advance Shares to Purchaser via DWAC (as defined in the ELOC) on the next trading day. The purchase price (the “Purchase Price”) for the Advance Shares shall equal 90.0% of the gross proceeds received by the Purchaser for the resale of the Advance Shares during the three consecutive trading days immediately following the date an Advance Notice is delivered (the “Valuation Period”). The closing of an Advance Notice shall occur within two trading days following the end of the respective Valuation Period, whereby the Purchaser shall deliver the Investment Amount (as defined below) to the Company by wire transfer of immediately available funds. The Company shall not deliver another Advance Notice to Purchaser within one trading day of a prior closing of Advance Shares. The “Investment Amount” means the aggregate Purchase Price for the Advance Shares purchased by the Purchaser, minus clearing costs payable to the Purchaser’s broker or to the Company’s transfer agent for the issuance of the Advance Shares.

The right of the Company to issue and sell the Advance Shares to the Purchaser is subject to the satisfaction of certain closing conditions, including, but not limited to, (i) a Registration Statement on Form S-1 registering for resale by the Purchaser of the Advance Shares and Commitment Shares being declared effective by the SEC, which has occurred to date, (ii) accuracy of the Company’s representations and warranties, (iii) the Company’s performance under the ELOC in all material respects, (iv) no suspension of trading or delisting of common stock, (v) the limitation of the Purchaser’s beneficial ownership of the Company’s common stock to no more than 4.99% of the Company’s then outstanding common stock, (vi) the Company maintaining its DWAC-eligible status, (vii) the Company maintaining a sufficient share reserve, and (viii) the closing price of the Company’s common stock on the date the Advance Notice is received must exceed $0.15.To date, the Company has sold a total of 950,000 shares for a gross proceeds of $457,655 before fees, discounts and expenses.

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

In connection with the ELOC, the Company entered into the ELOC RRA with the Purchaser. Pursuant to the ELOC RRA, the Company was required to file a resale registration statement (the “ELOC Registration Statement”) with the SEC to register all common stock underlying the Advance Shares, and the Commitment Shares, which was declared effective on May 9, 2024.

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

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. This ASU will likely result in us including the additional required disclosures when adopted. We are currently evaluating the provisions of this ASU and expect to adopt them for the year ending December 31, 2024.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will result in the required additional disclosures being included in our consolidated financial statements, once adopted.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Reference is made to Part I, Item 1A, “Risk Factors” included in our 2023 Annual Report for information concerning risk factors, which should be read in conjunction with the factors set forth in “Cautionary Statement Regarding Forward-Looking Information” of this Report and below. There have been no material changes with respect to the risk factors disclosed in our 2023 Form 10-K, except as discussed below. You should carefully consider such factors in the 2023 Annual Report, and below, which could materially affect our business, financial condition or future results. The risks described in the 2023 Annual Report and below, are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Our Series B Convertible Preferred Stock and 6% Series C Convertible Cumulative Preferred Stock include a liquidation preference.

Our Series B Preferred Stock includes a liquidation preference of $1,100 per share, which may be increased from time to time pursuant to the terms of such Series B Preferred Stock (currently totaling an aggregate of $1,100,000 for all 1,000 outstanding shares of Series B Preferred Stock) which is payable upon liquidation, before any distribution to our common stock shareholders. Our Series C Preferred Stock includes a liquidation preference of $20 per share, which may be increased from time to time pursuant to the terms of such Series C Preferred Stock (currently totaling an aggregate of $19,600,000 for all outstanding shares of Series B Preferred Stock) which is payable upon liquidation, before any distribution to our common stock shareholders, but after distributions to our Series B Preferred Stock holders. As a result, if we were to dissolve, liquidate or sell our assets, the holders of our Series B Preferred Stock would have the right to receive up to the first approximately $1,100,000 million in proceeds from any such transaction and holders of our Series C Preferred Stock would have the right to receive up to approximately $19.6 million of the remaining proceeds from any such transaction. The payment of the liquidation preferences could result in common stock shareholders not receiving any consideration if we were to liquidate, dissolve or wind up, either voluntarily or involuntarily. Additionally, the existence of the liquidation preferences may reduce the value of our common stock, make it harder for us to sell shares of common stock in offerings in the future, or prevent or delay a change of control. Because our Board of Directors is entitled to designate the powers and preferences of the preferred stock without a vote of our shareholders, subject to Nasdaq rules and regulations, our shareholders will have no control over what designations and preferences our future preferred stock, if any, will have.

The issuance of common stock upon conversion of the Series B Preferred Stock and Series C Preferred Stock and upon exercise of the Warrants will cause immediate and substantial dilution to existing shareholders.

Each holder of Series B Preferred Stock may, at its option, convert its shares of Series B Preferred Stock into that number of shares of common stock equal to the Stated Value of such share of Series B Preferred Stock (initially $1,100 per share), divided by the lesser of (x) $0.40, or (y) 90% of the average of the three lowest volume weighted average prices during the ten trading days preceding and ending on and including the conversion date subject to adjustment as provided in the designation (the “Conversion Price”). Further, in no event shall the Conversion Price be less than $0.15, subject to adjustment in the designation or the mutual agreement of the holder and the Company (the “Floor Price”). The Conversion Price is subject to anti-dilutive rights in the event that the Company issues any shares of common stock or common stock equivalents with a value less than the then conversion price, subject to certain customary exceptions for equity plan issuances, securities already outstanding, and certain strategic acquisitions, subject to the Floor Price.

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

We have filed a registration statement to permit the public resale of certain of the shares of common stock that may be issued upon the conversion of the Series B Preferred Stock and Series C Preferred Stock and the exercise of the Warrants. The influx of those shares into the public market could potentially have a negative effect on the trading price of our common stock.

Our outstanding Series B Preferred Stock and Series C Preferred Stock accrue a dividend.

From and after the issuance date of the Series B Preferred Stock, of which 1,000 shares are currently outstanding, each share of Series B Preferred Stock is entitled to receive, when, as and if authorized and declared by the Board of Directors of the Company, out of any funds legally available therefor, cumulative dividends in an amount equal to (i) the 10% per annum on the stated value (initially $1,100 per share or $110 per year) as of the record date for such dividend (as described in the Series B Designation), and (ii) on an as-converted basis, any dividend or other distribution, whether paid in cash, in-kind or in other property, authorized and declared by the Board of Directors on the issued and outstanding shares of common stock in an amount determined by assuming that the number of shares of common stock into which such shares of Series B Preferred Stock could be converted on the applicable record date for such dividend or distribution.

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

At the Initial Closing, the Company issued the Purchaser warrants to purchase up to 3,300,000 shares of common stock with an exercise price of $0.26 per share and at the Third Closing, the Company issued the Purchaser (a) warrants to purchase up to 1,000,000 shares of common stock at an exercise price of $0.50 per share; and (b) warrants to purchase up to 500,000 shares of common stock at an exercise price of $1.00 per share. The exercise price of the Warrants (the “Exercise Price”) is subject to adjustment in the event of customary stock splits, stock dividends, combinations or similar events. If at any time following the 120th day after the Initial Closing, there is no effective registration statement registering, or the prospectus contained therein is not available for the shares of common stock issuable upon exercise of the Warrants, the Warrants can be exercised on a cashless basis and the Company is subject to certain liquidated damages and damages as described in greater detail in the agreements evidencing the Warrants. The Initial Warrants are exercisable until April 4, 2029 and the Additional Warrants are exercisable on or after October 4, 2024, and for five years thereafter.

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

The sale of shares of common stock under the ELOC may cause significant dilution to existing shareholders.

The issuance of shares of common stock pursuant to the terms of the ELOC (including the Commitment Shares) will not affect the rights of the Company’s existing stockholders, but such issuances will have a dilutive effect on the Company’s existing stockholders, including, over time, the voting power of the existing stockholders. The issuance of shares of common stock pursuant to the terms of the ELOC (pursuant to which we are able to sell up to $25 million shares of common stock, subject to certain requirements, of which 950,000 shares of common stock have been sold to date) will also dilute the ownership interests of our existing stockholders. The availability of these shares for public resale, as well as any actual resales of these shares, could adversely affect the trading price of our common stock. We cannot predict the size of future issuances of our common stock pursuant to the terms of the ELOC, or the effect, if any, that future issuances and sales of shares of our common stock may have on the market price of our common stock. Sales or distributions of substantial amounts of our common stock pursuant to the terms of the ELOC, or the perception that such sales could occur, may cause the market price of our common stock to decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended June 30, 2024, and from the period from July 1, 2024 to the filing date of this Report, which have not previously been reported in a Current Report on Form 8-K, except as described below:

On May 21, 2024, the Company sold 250,000 shares of common stock to the Purchaser pursuant to the terms of the ELOC, at $0.48 per share for a total of $119,750, before fees, discounts and expenses.

On May 22, 2024, the Company sold 700,000 shares of common stock to the Purchaser pursuant to the terms of the ELOC, at $0.48 per share for a total of $337,915, before fees, discounts and expenses.

On May 23, 2024, we entered into a Consulting Agreement with Acorn Management Partners, L.L.C. (“Acorn”). Pursuant to the consulting agreement, Acorn agreed to provide consulting and general business advisory services as it relates to making introductions to strategic partners and additional services as reasonably requested by the Company during the term of the Agreement as reasonably requested by the Company during the term of the agreement. In consideration for agreeing to provide the services under the agreement, the Company issued Acorn 192,308 shares of restricted common stock. The agreement contains customary confidentiality and non-solicitation provisions. The shares were valued at $0.52 per share for a total of $100,000.

On January 2, 2024, we entered into a Consulting Agreement with G&P General Consulting (“G&P”), Pursuant to the Consulting Agreement, G&P agreed to provide consulting and general business advisory services as it relates to the expansion of the Company’s products into additional international territory’s, including, but not limited to, the United Arab Emirates (UAE), China, Japan, Korea, and in certain regions of Asia and additional services as reasonably requested by the Company during the Term of the Agreement as reasonably requested by the Company during the term of the agreement, which was for 12 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued G&P 250,000 shares of restricted common stock. G&P was to receive an additional 500,000 shares in 90 days, if the agreement was still in place. The Consulting Shares were issued under, and subject to the terms of, the Company’s 2022 Equity Incentive Plan. The agreement contained customary confidentiality and non-solicitation provisions. The shares were valued at $0.28 per share for a total of $70,000. The Company issued G&P a total of 500,000 additional shares and the remaining contract was terminated with no additional shares being owed to G&P.

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

On March 21, 2024, we entered into Amendment to the of January 10, 2024 consulting agreement with Luca, extending the agreement for an additional six months (the “Luca Amendment”). In consideration for entering into the Luca Amendment, the Company issued 500,000 shares of the Company’s restricted common stock to Luca upon the parties’ entry into the Luca Amendment and agreed to continue to pay Luca $5,000 in in cash on the tenth of each month throughout the remainder of the extended agreement. The shares were valued at $0.1975 per share for a total of $98,750.

On March 21, 2024, we entered into a Consulting Agreement with Zvonimir Moric, an individual (“Zee”). Pursuant to the consulting agreement, Zee agreed to provide consulting and general business advisory services as it relates to making introductions to strategic partners to expand the sales of the Company’s products and additional services as reasonably requested by the Company during the Term of the Agreement as reasonably requested by the Company during the term of the agreement, which is for 12 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued Zee 150,000 shares of restricted common stock. The agreement contains customary confidentiality and non-solicitation provisions. The shares were valued at $0.1975 per share for a total of $29,625.

On April 25, 2024, the Company amended its Consulting Agreement with PHX dated November 7, 2023 whereby the Company agreed to issue PHX an additional 200,000 shares of restricted common stock. The additional 200,000 shares were issued under, and subject to the terms of, the Company’s 2022 Equity Incentive Plan. The shares were valued at $0.28 per share for a total of $56,000.

On May 23, 2024, we entered into a Consulting Agreement with Acorn Management Partners, L.L.C. (“Acorn”). Pursuant to the consulting agreement, Acorn agreed to provide consulting and general business advisory services as it relates to making introductions to strategic partners and additional services as reasonably requested by the Company during the term of the Agreement as reasonably requested by the Company during the term of the agreement. In consideration for agreeing to provide the services under the agreement, the Company issued Acorn 192,308 shares of restricted common stock. The agreement contains customary confidentiality and non-solicitation provisions. The shares were valued at $0.52 per share for a total of $100,000.

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

(c) Rule 10b5-1 Trading Plans. Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference herein:

		Filed/	Incorporated by Reference
Exhibit	Description of	Furnished			Filing	File
Number	Exhibit	Herewith	Form	Exhibit	Date	Number
3.1	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Mangoceuticals, Inc., submitted to the Secretary of State of Texas on March 28, 2024		10-K	3.3	4/1/2024	001-41615
3.2	Certificate of Designations, Preferences and Rights of 6% Series C Convertible Preferred Stock of Mangoceuticals, Inc., filed with the Secretary of State of Texas on April 19, 2024		8-K	3.1	4/25/2024	001-41615
3.3	Certificate of Correction to Certificate of Designations, Preferences and Rights of 6% Series C Convertible Preferred Stock of Mangoceuticals, Inc., filed with the Secretary of State of Texas on April 29, 2024		8-K	3.1	5/2/2024	001-41615
3.4	Amendment to Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Mangoceuticals, Inc., submitted to the Secretary of State of Texas on June 27, 2024		8-K	3.2	7/2/2024	001-41615

4.1	Common Share Purchase Warrant dated April 4, 2024 (3,300,000 shares), granted to Platinum Point Capital LLC		8-K	4.1	4/11/2024	001-41615
4.2	Common Share Purchase Warrant dated June 28, 2024 (500,000 shares), granted to Platinum Point Capital LLC		8-K	4.1	7/2/2024	001-41615
4.3	Common Share Purchase Warrant dated June 28, 2024 (1,000,000 shares), granted to Platinum Point Capital LLC		8-K	4.2	7/2/2024	001-41615
10.1£	Securities Purchase Agreement dated April 4, 2024, entered into between Mangoceuticals, Inc. and Platinum Point Capital LLC		8-K	10.1	4/11/2024	001-41615
10.2£	Equity Purchase Agreement dated April 4, 2024, entered into between Mangoceuticals, Inc. and Platinum Point Capital LLC		8-K	10.2	4/11/2024	001-41615
10.3	Registration Rights Agreement (SPA), dated April 4, 2024, entered into between Mangoceuticals, Inc. and Platinum Point Capital LLC		8-K	10.3	4/11/2024	001-41615
10.4	Registration Rights Agreement (ELOC), dated April 4, 2024, entered into between Mangoceuticals, Inc. and Platinum Point Capital LLC		8-K	10.4	4/11/2024	001-41615
10.5	Patent Purchase Agreement dated April 24, 2024, by and between Mangoceuticals, Inc., as purchaser and Intramont Technologies, Inc., as seller		8-K	10.1	4/25/2024	001-41615
10.6	Omnibus Amendment Agreement No. 1 dated June 27, 2024, entered into between Mangoceuticals, Inc. and Platinum Point Capital LLC		8-K	10.2	7/2/2024	001-41615
10.7	Master Distribution Agreement dated July 2, 2024 and entered into on July 9, 2024, by and between Mangoceuticals, Inc. and ISFLST, Inc. (ISFLST)		8-K	10.1	7/11/2024	001-41615
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)	X
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)	X
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350	X
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350	X
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set	X

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

Mangoceuticals, Inc.

Date: August 14, 2024	By:	/s/ Jacob D. Cohen
Jacob D. Cohen
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Eugene M. Johnston
Eugene M. Johnston
Chief Financial Officer
(Principal Financial and Accounting Officer)

