Form 10-Q
period 2024-09-30
MANGOCEUTICALS, INC.
filed 2024-11-14
CIK 1938046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Number of shares of registrant’s common stock outstanding as of November 14, 2024: 2,486,512.

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of Mangoceuticals, Inc. (the “Company”) that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, including under, or incorporated by reference into, “Risk Factors”, which factors include:

●	our ability to obtain additional funding, the terms of such funding, and dilution caused thereby;

●	the effect of pandemics on our operations, sales, and the market for our products;

●	our ability to build and maintain our brand;

●	cybersecurity, information systems and fraud risks and problems with our websites;

●	our ability to expand and grow our operations, and successfully market our products;

●	changes in, and our compliance with, rules and regulations affecting our operations, sales, and/or our products;

●	shipping, production or manufacturing delays;

●	our ability to increase sales;

●	regulations we are required to comply with in connection with our operations, manufacturing, labeling and shipping;

●	competition from existing competitors or new competitors or products that may emerge;

●	our dependency on third-parties to prescribe and compound our products;

●	our ability to establish or maintain relations and/or relationships with third-parties;

●	potential safety risks associated with our products, including the use of ingredients, combination of such ingredients and the dosages thereof;

●	the effects of changing inflation and interest rates, economic downturns, including potential recessions, as well as macroeconomic, geopolitical, health and industry trends, pandemics, acts of war (including the ongoing Ukraine/Russian conflict and ongoing conflict in and around Israel) and other large-scale crises;

●	our ability to protect intellectual property rights, claims that we have infringed on intellectual property rights, litigation and the outcome thereof;

●	our ability to adequately support future growth; and

●	other risk factors included under “1A. Risk Factors” below.

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

Our business is subject to numerous risks and uncertainties, including those described below and elsewhere in this prospectus. These risks include, but are not limited to, the following:

●	Our need for additional funding, the availability and terms of such funding, and dilution caused thereby;

●	The fact that we have a limited operating history, have produced only a limited amount of products and have generated only limited revenues to date;

●	Our ability to execute our growth strategy and scale our operations and risks associated with such growth, and our ability to attract members and customers;

●	The effect of pandemics and governmental responses thereto on our operations, those of our vendors, our customers and the economy in general;

●	Risks associated with our products not being, and not expected to be, approved by the FDA and not having the benefit of the U.S. Food and Drug Administration (“FDA”)’s clinical trial protocol which seeks to prevent the possibility of serious patient injury and death;

●	Risks that the FDA may determine that the compounding of our products does not fall within the exemption from the Federal Food, Drug and Cosmetic Act (“FFDCA Act”) provided by Section 503A thereof;

●	Our significant reliance on related party transactions and risks associated with such related party relationships and agreements;

●	The effect of data security breaches, malicious code and/or hackers;

●	Competition and our ability to create a well-known brand name;

●	Changes in consumer tastes and preferences;

●	Material changes and/or terminations of our relationships with key parties;

●	Significant product returns from customers, product liability, recalls and litigation associated with tainted products or products found to cause health issues;

●	Our ability to innovate, expand our offerings and compete against competitors which may have greater resources;

●	Our Chairman and Chief Executive Officer, Jacob D. Cohen, having significant voting control over the company which may deter some investors;

●	Our ability to prevent credit card and payment fraud;

●	Risks associated with inflation, and increases in interest rates and economic downturns, including potential recessions, as well as macroeconomic, geopolitical, health and industry trends, pandemics, acts of war (including the ongoing Ukraine/Russian conflict and Israel/Hamas conflict) and other large-scale crises;

●	The risk of unauthorized access to confidential information;

●	Our ability to protect our intellectual property and trade secrets, claims from third-parties that we have violated their intellectual property or trade secrets, lawsuits in connection therewith, and the outcome of lawsuits associated therewith;

●	Our and our providers’ ability to comply with government regulations, changing regulations and laws, penalties associated with any non-compliance (inadvertent or otherwise), the effect of new laws or regulations, and our ability to comply with such new laws or regulations;

●	Our reliance on our current management and the terms of their employment agreements with us;

●	The outcome of future lawsuits, litigation, regulatory matters or claims;

●	The rights and preferences of our outstanding preferred stock, including liquidation preferences in connection therewith and dilution caused by the conversion thereof;

●	Dilution caused by the sale of securities and the conversion of outstanding preferred stock, convertible securities, and warrants;

●	Certain terms and provisions of our governing documents which may prevent a change of control, and which provide for indemnification of officers and directors, limit the liability of officers or directors, and provide for the board of director’s ability to issue blank check preferred stock; and

●	The volatile nature of the trading price of our common stock; dilution experienced by investors in the offering; and dilution which may be caused by future sales of securities.

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

Reverse Stock Split

On March 25, 2024, at a special meeting of the Company’s stockholders (the “Special Meeting”), the stockholders of the Company approved an amendment to our Certificate of Formation, as amended and restated, to effect a reverse stock split of our issued and outstanding shares of our common stock, par value $0.0001 per share, by a ratio of between one-for-two to one-for-fifty inclusive, with the exact ratio to be set at a whole number to be determined by our Board of Directors or a duly authorized committee thereof in its discretion, at any time after approval of the amendment and prior to March 25, 2025 (the “Stockholder Authority”).

On October 7, 2024, the Company’s Board of Directors (the “Board”), with the Stockholder Authority, approved an amendment to our Certificate of Formation, as amended and restated, to effect a reverse stock split of our common stock at a ratio of 1-for-15 (the “Reverse Stock Split”). The Reverse Stock Split is more fully described in the Company’s definitive proxy statement, which was filed with the Commission on March 1, 2024.

On October 8, 2024, we filed a Certificate of Amendment to our Certificate of Formation, as amended and restated (the “Certificate of Amendment”) with the Secretary of State of the State of Texas to affect the Reverse Stock Split.

Pursuant to the Certificate of Amendment, the Reverse Stock Split became effective on October 16, 2024, at 12:01 a.m. Eastern Time (the “Effective Time”). The shares of the Company’s common stock began trading on the Nasdaq Capital Market (“Nasdaq”) on a post-split basis on October 16, 2024, with new CUSIP number: 56270V205. No change was made to the trading symbol for the Company’s shares of common stock, “MGRX”, in connection with the Reverse Stock Split.

At the Effective Time, every fifteen (15) shares of issued and outstanding common stock were converted into one (1) share of issued and outstanding common stock, and the total outstanding shares of common stock were reduced from approximately 35.5 million to approximately 2.4 million, without giving effect to any rounding up of fractional shares.

No fractional shares were issued in connection with the Reverse Stock Split. Stockholders of record who otherwise would be entitled to receive fractional shares, were entitled to have their fractional shares rounded up to the nearest whole share. No stockholders received cash in lieu of fractional shares.

In addition, the number of shares of common stock issuable upon exercise of our stock options and other equity awards (including shares reserved for issuance under the Company’s equity compensation plan) were proportionately adjusted by the applicable administrator, using the 1-for-15 ratio, to be effective at the Effective Time, pursuant to the terms of the Company’s equity plans. In addition, the exercise price for each outstanding stock option and warrant will be increased in inverse proportion to the 1-for-15 split ratio such that upon an exercise, the aggregate exercise price payable by the optionee or warrant holder to the Company for the shares subject to the option or warrant will remain approximately the same as the aggregate exercise price prior to the Reverse Stock Split, subject to the terms of such securities. Similar changes were made to other outstanding convertible securities.

The effects of the Reverse Stock Split have been retroactively reflected throughout this Report unless otherwise stated.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mangoceuticals, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$73,912	$739,006
Inventory	13,213	18,501
Prepaid expenses - related party	-	60,953
Deposits	16,942	16,942
TOTAL CURRENT ASSETS	104,067	835,402

NON-CURRENT ASSETS
Property and equipment, net of accumulated depreciation of $2,001 and $28,752	3,061	96,129
Right of use - asset	74,913	119,262
Intangible assets - acquired patents	14,610,000	-
TOTAL NON-CURRENT ASSETS	14,687,974	215,391

TOTAL ASSETS	$14,792,041	$1,050,793

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	707,519	140,765
Accounts payable and accrued liabilities - related party	46,443	-
Payroll tax liabilities	5,580	6,595
Notes payable to related parties	187,500	-
Right-of-use liability - operating lease	69,340	63,718
Other liabilities - patent purchase payable	375,000	-
TOTAL CURRENT LIABILITIES	1,391,382	211,078

LONG-TERM LIABILITIES
Right-of-use liability - operating lease	12,167	64,961
TOTAL LONG-TERM LIABILITIES	12,167	64,961

TOTAL LIABILITIES	1,403,549	276,039

COMMITMENTS AND CONTINGENCIES (SEE NOTE 11)

STOCKHOLDERS’ EQUITY
Series B Convertible Preferred stock, (par value $0.0001), 6,000 shares authorized, 1,860 and 0 shares were issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	-	-
Series C Convertible Preferred stock (par value $0.0001), 6,250,000 shares authorized) 980,000 and 0 shares were issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	98	-
Common stock (par value $0.0001), 200,000,000 shares authorized, 2,134,625 and 1,427,967 were issued and outstanding as of September 30, 2024 and December 31, 2023, respectively*	213	148
Stock warrants	34,300	-
Subscription receivable	(250,000)	-
Additional paid in capital	31,592,347	12,002,779
Accumulated deficit	(17,985,966)	(11,228,173)
Accumulated other comprehensive loss	(1,663)	-
TOTAL STOCKHOLDERS’ EQUITY	13,389,329	774,754
Non-controlling interest	(837)	-
TOTAL STOCKHOLDERS’ EQUITY	13,388,492	774,754

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,792,041	$1,050,793

*	Shares have been retroactively adjusted to reflect the decreased number of shares resulting from a 1 for 15 reverse stock split

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mangoceuticals, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	For The Three Months	For The Three Months	For The Nine Months	For The Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Revenues
Revenues	$133,368	$245,160	$510,626	$487,119
Cost of revenues	21,505	52,193	71,965	101,538
Cost of revenues - related party	29,192	48,378	138,800	96,663
Gross profit	82,671	144,589	299,861	288,918

Operating expenses
General and administrative expenses	523,855	544,960	2,146,517	2,496,574
Salary and benefits	242,941	271,466	795,255	667,560
Advertising and marketing	251,330	720,531	1,332,957	1,633,528
Investor relations	255,000	255,500	438,000	774,965
Stock based compensation	567,619	151,592	1,881,464	1,367,134
Total operating expenses	1,840,745	1,944,049	6,594,193	6,939,761

Loss from operations	(1,758,074)	(1,799,460)	(6,294,332)	(6,650,843)

Other expense
Imputed interest - related party	-	-	-	(6,473)
Interest expense - amortization on discount	241,620	-	464,298	-
Total other expense	241,620	-	464,298	(6,473)

Loss before income taxes	(1,999,694)	(1,799,460)	(6,758,630)	(6,644,370)

Income taxes	-	-	-	-

Net loss	(1,999,694)	(1,799,460)	(6,758,630)	(6,644,370)

Net loss attributed to non-controlling interest	(461)	-	(837)	-

Net loss attributed to Mangoceuticals, Inc.	(1,999,233)	(1,799,460)	(6,757,793)	(6,644,370)

Basic and diluted loss per share
Basic and diluted loss per share	$(0.99)	$(1.70)	$(3.83)	$(6.68)

Weighted average number of shares *
Basic and diluted*	2,013,848	1,061,572	1,765,051	994,897

*	Shares and per share amount have been retroactively adjusted to reflect the decreased number of shares resulting from a 1 for 15 reverse stock split

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mangoceuticals, Inc. and Subsidiary

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For The	For The	For The	For The
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Net loss attributable to Mangoceuticals, Inc.	$(1,999,694)	$(1,799,460)	$(6,758,630)	$(6,644,370)

Other comprehensive expense
Foreign currency adjustments	(497)	-	(1,663)	-

Comprehensive loss	(2,000,191)	(1,799,460)	(6,760,293)	(6,644,370)

Other comprehensive expense
Net loss attributed to non-controlling interest	(461)	-	(837)	-

Comprehensive loss attributable to Mangoceuticals, Inc.	(1,999,730)	(1,799,460)	(6,759,456)	(6,644,370)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MANGOCEUTICAL, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2024 and 2023

	Preferred B Stock		Preferred C Stock		Common Stock		Stock	Subscriptions	Additional Paid-in	Accumulated	Total Comprehensive	Non- Controlling	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares*	Amount	Warrants	Receivable	Capital	Deficit	Loss	Interest	(Deficit)

Balance, December 31, 2022	-	$-	-	$-	891,000	89	$-	$-	$2,629,696	$(2,015,756)	$-	$-	$614,029

Issuance of common stock for services	-	-	-	-	46,667	5	-	-	699,995	-	-	-	700,000

Issuance of common stock for cash	-	-	-	-	83,333	8	-	-	4,999,992	-	-	-	5,000,000

Imputed interest	-	-	-	-	-	-	-	-	1,760	-	-	-	1,760

Options and warrants vested for services	-	-	-	-	-	-	-	-	64,271	-	-	-	64,271

Net loss	-	-	-	-	-	-	-	-	-	(2,560,885)	-	-	(2,560,885)

Balance, March 31, 2023	-	$-	-	$-	1,021,000	$102	$-	$-	$8,395,714	$(4,576,641)	$-	$-	$3,819,175

Issuance of common stock for services	-	-	-	-	25,000	3	-	-	386,997	-	-	-	387,000

Issuance of common stock for cash	-	-	-	-	68,300	7	-	-	1,024,493	-	-	-	1,024,500

Imputed interest	-	-	-	-	-	-	-	-	(8,233)	-	-	-	(8,233)

Options and warrants vested for services	-	-	-	-	-	-	-	-	64,271	-	-	-	64,271

Net loss	-	-	-	-	-	-	-	-	-	(2,284,025)	-	-	(2,284,025)

Balance, June 30, 2023	-	$-	-	$-	1,114,300	$112	$-	$-	$9,863,242	$(6,860,666)	$-	$-	$3,002,688

Issuance of common stock for services	-	-	-	-	5,000	5	-	-	84,747	-	-	-	84,752

Options and warrants vested for services	-	-	-	-	-	-	-	-	66,842	-	-	-	66,842

Net loss	-	-	-	-	-	-	-	-	-	(1,799,460)	-	-	(1,799,460)

Balance, September 30, 2023	-	$-	-	$-	1,119,300	$117	$-	$-	$10,014,831	$(8,660,126)	$-	$-	$1,354,822

Balance, December 31, 2023	-	$-	-	$-	1,427,967	$148	$-	$-	$12,002,779	$(11,228,173)	$-	$-	$774,754

Issuance of common stock for services	-	-	-	-	106,667	11	-	-	416,489	-	-	-	416,500

Issuance of common stock for cash	-	-	-	-	40,000	4	-	-	179,996	-	-	-	180,000

Options and warrants vested for services	-	-	-	-	-	-	-	-	37,965	-	-	-	37,965

Translation adjustment	-	-	-	-	-	-	-	-	-	-	(70)	-	(70)

Net loss	-	-	-	-	-	-	-	-	-	(2,367,581)	-	(36)	(2,367,617)

Balance, March 31, 2024	-	$-	-	$-	1,574,634	163	$-	$-	12,637,229	(13,595,754)	(70)	(36)	(958,468)

Issuance of preferred stock B for cash	2,500	-	-	-	-	-	34,300	(1,000,000)	2,465,700	-	-	-	1,500,000

Amortization of discount on preferred stock	-	-	-	-	-	-	-	-	222,678	-	-	-	222,678

Issuance of preferred stock C for patent acquisition	-	-	980,000	98	-	-			14,209,902	-	-	-	14,210,000

Issuance of common stock for services	-	-	-	-	176,154	18	-	-	808,136	-	-	-	808,154

Issuance of common stock for cash	-	-	-	-	63,333	6			388,264	-	-	-	388,270

Conversion of preferred stock B for common stock	(355)	-	-	-	-	-	-	-	(390,500)	-	-	-	(390,500)

Issuance of common stock for conversion of preferred stock B	-	-	-	-	128,243	13	-	-	390,487				390,500

Options and warrants vested for services	-	-	-	-	-	-	-	-	50,980	-	-	-	50,980

Translation adjustment	-	-	-	-	-	-			-	-	(1,096)	-	(1,096)

Net loss	-	-	-	-	-	-			-	(2,390,979)	-	(340)	(2,391,319)

Balance, June 30, 2024	2,145	$-	980,000	$98	1,942,364	$200	$34,300	$(1,000,000)	$30,782,876	$(15,986,733)	$(1,166)	$(376)	$13,829,199

Issuance of preferred stock B for cash	-	-	-	-	-	-	-	750,000	-	-	-	-	750,000

Amortization of discount on preferred stock	-	-	-	-	-	-	-	-	241,620	-	-	-	241,620

Issuance of common stock for services	-	-	-	-	106,333	11	-	-	458,850	-	-	-	458,861

Conversion of preferred stock B for common stock	(285)	-	-	-	-	-	-	-	(313,500)	-	-	-	(313,500)

Issuance of common stock for conversion of preferred stock B	-	-	-	-	85,928	9	-	-	313,491	-	-	-	313,500

Options and warrants vested for services	-	-	-	-	-	-	-	-	108,758	-	-	-	108,758

Reverse stock split rounding adjustment	-	-	-	-	-	(7)	-	-	252	-	-	-	245

Translation adjustment	-	-	-	-	-	-	-	-	-	-	(497)	-	(497)

Net loss	-	-	-	-	-	-	-	-	-	(1,999,233)	-	(461)	(1,999,694)

Balance, September 30, 2024	1,860	$-	980,000	$98	2,134,625	$213	$34,300	$(250,000)	$31,592,347	$(17,985,966)	$(1,663)	$(837)	$13,388,492

*	Shares have been retroactively adjusted to reflect the decreased number of shares resulting from a 1 for 15 reverse stock split

The accompanying notes are an integral part of these condensed consolidated financial statements.

MANGOCEUTICALS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2024	September 30, 2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,758,630)	$(6,644,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,681	18,598
Issuance of common stock for services	1,683,515	1,171,750
Imputed interest expense	-	(6,473)
Options vested for stock-based compensation	197,703	195,384
Reverse stock split rounding adjustment	245	-
Loss on sale of assets	18,387	-
Amortization of discount on preferred stock	464,298	-
Operating lease right of use asset	44,349	40,808
(Increase) decrease in operating assets:
Inventory	5,288	(21,581)
Prepaid expenses	60,953	(72,637)
(Decrease) increase in operating liabilities:
Accounts payable and accrued liabilities	566,754	55,384
Accounts payable and accrued liabilities - related party	46,443	-
Operating lease right of use liabilities	(47,172)	(41,980)
Payroll tax liabilities	(1,015)	5,483
Other liabilities	(25,000)	-
NET CASH USED IN OPERATING ACTIVITIES	(3,734,201)	(5,299,634)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(3,519)
Sale of assets	65,000	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	65,000	(3,519)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on notes payable - related parties	187,500	(78,260)
Proceeds from sales of common stock for cash	568,270	5,000,000
Proceeds from sales of preferred stock for cash	2,250,000	-
Proceeds from exercise of warrants	-	1,024,500
Repayment on notes payable	-	(89,200)

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,005,770	5,857,040

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(663,431)	553,887

CASH AND CASH EQUIVALENTS:
Beginning of period	739,006	682,860
Effects of currency translation on cash and cash equivalents	(1,663)	-
End of period	$73,912	$1,236,747

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
	$-	$-
Supplemental schedule of non-cash investing and financing activities:
Issuance of Series C Convertible Preferred for patent acquisition	$14,610,000	$-
Series B Convertible Preferred converted to common stock	$704,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mangoceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Mangoceuticals, Inc. (“Mangoceuticals” or the “Company”), was incorporated in the State of a Texas on October 7, 2021, with the intent of focusing on developing, marketing, and selling a variety of men’s wellness products and services via a telemedicine platform. To date, the Company has identified men’s wellness telemedicine services and products as a growing sector in the most recent years and especially related to the areas of erectile dysfunction (“ED”), hair loss, testosterone replacement or enhancement therapies, and weight management treatments. In this regard, Mangoceuticals has developed and is commercially marketing a new brand of ED products under the brand name “Mango,” a new brand of hair loss products under the brand name “Grow,” a new brand of hormone balance and therapy products under the name “Mojo,” and a new brand of weight loss products under the brand names “Slim” and “Trim.” (Mango, Grow, Mojo, Slim and Trim are collectively referred to as the “Compounded Products”). The Company is also marketing and selling an FDA approved form of oral testosterone undecanoate to treat low testosterone in men and as a form of Testosterone Replacement Therapy (TRT), developed and produced by Marius Pharmaceuticals, Inc. under the brand name “Prime” powered by Kyzatrex® (“Prime”).

The Company’s Compounded Products are produced at a compounding pharmacy using a proprietary combination of U.S. Food and Drug Administration (“FDA”) approved ingredients which are available to patients on the determination of a prescribing physician that the compounded drug is necessary for the individual patient. Mangoceuticals is currently marketing and selling Prime and its Compounded Products exclusively online via its website at www.MangoRx.com. Product availability varies by state, details are available on our website.

Initial Public Offering. In March 2023, the Company completed an initial public offering (the “IPO”), in which the Company issued and sold 83,333 shares of authorized common stock for $60.00 per share for net proceeds of $4.35 million, after deducting underwriting discounts and commissions, and offering costs. At the same time, and as part of the same registration statement, but pursuant to a separate prospectus (the “Resale Prospectus”) the Company registered the sale of 317,667 shares of common stock, including 133,333 shares of common stock issuable upon the exercise of outstanding warrants to purchase shares of common stock with an exercise price of $15.00 per share.

Reverse Stock Split. On October 16, 2024, the Company affected a 1-for-15 reverse stock split of its outstanding common stock (the “Reverse Stock Split”). The Reverse Stock Split had no effect on the par value or on the number of authorized shares of common stock. The Company issued one whole share of common stock to any shareholder that would have received a fractional share as a result of the Reverse Stock Split. Therefore, no fractional shares were issued in connection with the Reverse Stock Split and no cash or other consideration was paid in connection with any fractional shares that resulted from the Reverse Stock Split.

As the par value per share of common stock was not changed in connection with the Reverse Stock Split, we recorded a decrease to common stock on our condensed consolidated balance sheet with a corresponding increase in additional paid-in capital as of September 30, 2024. The Company adjusted the number of outstanding shares of common stock on the condensed consolidated balance sheet and in the statement of changes in stockholders’ equity for all periods presented to reflect the impacts of the Reverse Stock Split. Where we disclose the number of shares of common stock within the footnotes to the condensed consolidated financial statements we have presented post-Reverse Stock Split amount as denoted.

Unless otherwise noted, all references in the condensed consolidated financial statements and notes to the condensed consolidated financial statements to the number of shares, per share data, restricted stock and stock option data have been retroactively adjusted to give effect to the Reverse Stock Split for each period presented.

On December 15, 2023, we entered into another underwriting agreement (the “Underwriting Agreement”) with Boustead Securities, LLC (“Boustead”), as representative of certain underwriters (the “Underwriters”), relating to a public offering of 266,667 shares of the Company’s common stock to the Underwriters at a purchase price to the public of $4.50 per share and also granted to the Underwriters a 45-day option to purchase up to 40,000 additional shares of common stock, solely to cover over-allotments, if any, at the public offering price less the underwriting discounts (the “Follow On Offering”).

The Follow On Offering closed on December 19, 2023. As a result, the Company sold 266,667 shares of its common stock for total gross proceeds of $1.2 million.

The net proceeds to the Company from the Follow On Offering, after deducting the underwriting discounts and commissions and offering expenses, were approximately $1.0 million. The Company used the net proceeds from the Offering to finance the marketing and operational expenses associated with the marketing of Prime and its Compounded Products, to hire additional personnel to build organizational talent, to develop and maintain software, and for working capital and other general corporate purposes.

On December 19, 2023, pursuant to the Underwriting Agreement, the Company issued a common stock purchase warrant to Boustead for the purchase of 18,667 shares of common stock at an exercise price of $5.70 per share, subject to adjustments. The warrant is exercisable at any time and from time to time, in whole or in part, until December 14, 2029, and may be exercised on a cashless basis.

On January 18, 2024, the Underwriters notified the Company that they were exercising their over-allotment option in full to purchase an additional 40,000 shares of common stock, which sale closed on January 22, 2024. The net proceeds to the Company from the sale of the 40,000 shares of common stock, after deducting underwriting discounts and expenses, was approximately $160,000. Inclusive of the full exercise of the over-allotment option, a total of 306,667 shares of common stock were issued and sold in the Offering.

On January 22, 2024, pursuant to the Underwriting Agreement, the Company also issued a common stock purchase warrant to Boustead for the purchase of 2,800 shares of common stock at an exercise price of $5.63, subject to adjustments. The warrant is exercisable at any time and from time to time, in whole or in part, until December 14, 2028, and may be exercised on a cashless basis.

On April 5, 2024 (the “Initial Closing Date”), we agreed to definitive terms on a Securities Purchase Agreement dated April 4, 2024 (as amended from time to time, the “SPA”), with an institutional accredited investor (the “Purchaser”), pursuant to which the Company agreed to sell to the Purchaser, and the Purchaser agreed to purchase from the Company, 1,500 shares of newly designated Series B Convertible Preferred Stock (“Series B Preferred Stock”) of the Company for $1,650,000, and warrants (the “Initial Warrants”), to purchase up to 220,000 shares of common stock for an aggregate purchase price of $1,500,000. On the Initial Closing Date, the Company sold the Purchaser 500 shares of Series B Preferred Stock (the “Initial Closing Shares”) and the Initial Warrants, for an aggregate of $500,000. The Initial Warrants are exercisable on or after October 4, 2024, and for five years thereafter.

Also on the Initial Closing Date, the Company entered into an Equity Purchase Agreement (the “ELOC”) with the Purchaser pursuant to which the Purchaser committed to purchase up to $25,000,000 (the “Maximum Amount”) of the Company’s Common Stock (the “Financing”). On the Initial Closing Date, the Company issued 66,667 shares of the Company’s common stock to the Purchaser as a commitment fee (the “Commitment Shares”). The Commitment Shares were valued at $3.22 per share for a total of $214,900.

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

On April 28, 2024, the Company and the Purchaser entered into an Omnibus Amendment Agreement No. 1 (the “Amendment”), which amended the SPA to, adjust the closings which were to take place under the SPA as follows:

#	Initial Stated Value of Preferred Stock to be issued by installment	Warrants to be issued	Closing Date	Aggregate Purchase Price by installment (USD)
Initial Closing	$550,000	220,000	Initial Closing Date	$500,000 (“Initial Closing Amount”)
Second Closing	$275,000	-	On or before June 30, 2024 (the “Second Closing Date”)	$250,000 (“Second Closing Amount”)
Third Closing	$825,000	100,000	On or before June 30, 2024	$750,000 (“Third Closing Amount”)
Fourth Closing	$1,100,000	-	Such date as is no later than 180 days (the “Fourth Closing Date”) after the shares of Common Stock issuable in respect of the Series B Preferred Stock sold in each of the Initial Closing, Second Closing, the Third Closing, and the Fourth Closing have been registered under the Securities Act of 1933, as amended (the “Securities Act”), subject to any limitations pursuant to Rule 415	$1,000,000.00 (the “Fourth Closing Amount”)
Total	$2,750,000	320,000		$2,500,000

On June 28, 2024 (the “Third Closing Date”), the Company sold the Purchaser 750 shares of Series B Preferred Stock (the “Third Closing Shares”) and (a) warrants to purchase up to 66,667 shares of common stock at an exercise price of $7.50 per share; and (b) warrants to purchase up to 33,333 shares of common stock at an exercise price of $15.00 per share (collectively, (a) and (b), the “Additional Warrants”, and together with the Initial Warrants, the “Warrants”, and the shares of common stock issuable upon exercise of the Warrants, the “Warrant Shares”). The Additional Warrants are exercisable on or after October 4, 2024, and for five years thereafter.

If at any time the Warrants are outstanding there occurs any share split, share dividend, share combination recapitalization or other similar transaction involving the common stock (each, a “Share Combination Event”, and such date thereof, the “Share Combination Event Date”) and the Event Market Price (defined below) is less than the then exercise price then in effect, then on the sixth trading day immediately following such Share Combination Event Date, the Exercise Price then in effect on such sixth trading day is automatically reduced (but in no event increased) to the Event Market Price. The “Event Market Price” means, with respect to any Share Combination Event Date, the quotient determined by dividing (x) the sum of the volume weighted average price of the common stock for each of the five trading days ending and including the trading day immediately preceding the sixth trading day after such Share Combination Event Date, divided by (y) five. In connection with the Reverse Stock Split, the exercise price of the Warrants was automatically adjusted to $2.53 per share.

As described in the table above, the sale of an additional 1,000 shares of Series B Preferred Stock in the Fourth Closing was subject to certain conditions to closing and was expected to occur within 180 days after the shares of common stock issuable upon conversion of the Series B Preferred Stock sold in the Initial Closing, Second Closing, Third Closing and Fourth Closing, have been registered under the Securities Act.

On August 26 2024, the Company partially closed the Fourth Closing under the SPA whereby the Purchaser paid $500,000 to the Company in consideration for 500 shares of Series B Preferred Stock.

On September 26, 2024, the Company partially closed the Fourth Closing under the SPA whereby the Purchaser paid $250,000 to the Company in consideration for 250 shares of Series B Preferred Stock.

On April 24, 2024, the Company entered into a Patent Purchase Agreement (the “IP Purchase Agreement”), with Intramont Technologies, Inc. (“Intramont”). Pursuant to the IP Purchase Agreement, we purchased certain patents and patent applications owned by Intramont, related to prevention of infections, including the common cold, respiratory diseases, and orally transmitted diseases such as human papillomavirus (HPV) (the “Patents”), in consideration for $20,000,000, which is payable to Intramont by (a) the issuance of 980,000 shares of the Company’s then newly designated 6% Series C Convertible Preferred Stock (the “Series C Preferred Stock”), with a face value of $20.00 per share, for a total value of $19,600,000; and (b) $400,000 in cash, (i) with $200,000 payable on or before June 30, 2024, (ii) $100,000 payable on or before August 31, 2024, and (iii) $100,000 payable on or before November 30, 2024. The Company and Intramont have agreed to payment in full by December 31, 2024, of which $25,000 has been paid as of September 30, 2024.

The Company purchased the Patents and assigned the Patents to its newly formed wholly-owned subsidiary, MangoRx IP Holdings, LLC, a Texas limited liability company.

MangoRx Mexico S.A. de C.V., a Mexican Stock Company, is 98% owned by Mangoceuticals, Inc. The entity was formed in September 2023 and had limited operations as of September 30, 2024.

MangoRx UK Limited, a company incorporated under the laws of the United Kingdom, is 100% owned by Mangoceuticals, Inc. The entity was formed in October 2023 and has had limited operations as of September 30, 2024.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the interim reporting rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Mangoceuticals, Inc.’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments (unless otherwise indicated), necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. All dollar amounts are rounded to the nearest thousand dollars.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation on the Balance Sheet and Statement of Operations.

Cash Equivalents

Highly liquid investments with original maturities of three months or less are considered cash equivalents. The Company maintains the majority of its cash accounts at a commercial bank. The Federal Deposit Insurance Corporation (“FDIC”) insures the total cash balance up to $250,000 per commercial bank. From time to time, cash in deposit accounts may exceed the FDIC limits, the excess would be at risk of loss for purposes of the statement of cash flows. There are no cash equivalents at September 30, 2024 and December 31, 2023.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Mangoceuticals, Inc. and all subsidiaries. All significant intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

Wholly-owned subsidiaries:

●	MangoRx UK Limited

●	MangoRx IP Holdings, LLC

Majority-owned subsidiaries:

●	The Company owns 98% of MangoRx Mexico S.A. de C.V.

Non-Controlling Interest

The Company owns 98% of MangoRx Mexico S.A. de C.V.

Segment Reporting

The Company operates as one segment, in which management uses one measure of profitability, and all of the Company’s assets are located in the United States of America and Mexico. The Company does not operate separate lines of business or separate business entities with respect to any of its product candidates. Accordingly, the Company does not have separately reportable segments.

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) 740, Accounting for Income Taxes, as clarified by ASC 740-10, Accounting for Uncertainty in Income Taxes.  Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which the Company operates, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of ASC 740.

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

Intangible Assets

Intangible assets that have indefinite useful life are patents as of September 30, 2024. The Company evaluates indefinite-lived intangible assets each reporting period to determine whether events and circumstances continue to support indefinite useful lives. The value of indefinite-lived intangible assets is not amortized, but tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. As such, no impairment of indefinite-lived intangible assets was recognized for the nine-month period ended September 30, 2024.

Foreign Currency Translation and transaction

The Company’s principal country of operations is the United States. The financial position and results of its operations are determined using U.S. Dollars (“US$”), the local currency, as the functional currency. The Company’s financial statements are reported using the U.S. Dollars (“US$” or “$”). The results of operations and the statements of cash flows denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. The equity denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets. Translation adjustments arising from the use of different exchange rates from period to period are included as a separate component of accumulated other comprehensive income (loss) included in statements of changes in shareholders’ equity. Gains and losses from foreign currency transactions are included in the Company’s statements of operations and comprehensive income (loss).

The following table outlines the currency exchange rates that were used in preparing the financial statements:

	September 30,	September 30,
	2024	2023
Period-end spot rate	US$1=MX$0.05	N/A
Average rate	US$1=MX$0.06	N/A

Net Loss Per Common Share

We compute net loss per share in accordance with ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were 150,278 options, 412,333 warrants, and no derivative securities outstanding as of September 30, 2024. There were 176,667 options, 89,533 warrants, and no derivative securities outstanding as of December 31, 2023.

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

The following tables summarize our financial instruments measured at fair value as of September 30, 2024 and December 31, 2023.

	Fair Value Measurements at September 30, 2024
	Level 1	Level 2	Level 3
Assets
Cash	$73,912	$-	$-
Total assets	73,912	-	-
Liabilities
Total liabilities	-	-	-
	$73,912	$-	$-

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$739,006	$-	$-
Total assets	739,006	-	-
Liabilities
Total liabilities	-	-	-
	$739,006	$-	$-

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

Concentration and Risks

The Company’s operations are subject to risks including financial, operational, regulatory and other risks including the potential risk of business failure. For the nine months ended September 30, 2024 and 2023, the Company had no significant revenue from continuing operations which were derived from a single or a few major customers.

Black-Scholes Option Pricing Model

The Company uses a Black-Scholes option pricing model to determine the fair value of warrants and options issued.

Warrants

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares. The Company classifies as liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares. The Company accounts for its currently issued warrants in conjunction with the Company’s common stock shares in permanent equity. These warrants are indexed to the Company’s stock and meet the requirements of equity classification as prescribed under ASC 815-40. Warrants classified as equity are initially measured at fair value, and subsequent changes in fair value are not recognized so long as the warrants continue to be classified as equity.

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

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will result in the required additional disclosures being included in our condensed consolidated financial statements, once adopted.

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

The condensed consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement. Material related party transactions have been identified in Notes 3, 7 and 9 in the notes to condensed consolidated financial statements.

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

Inventories

Inventories are stated at the lower of cost or net realizable value with cost being determined on a first-in, first-out (“FIFO”) basis. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. During the nine months ended September 30, 2024 and 2023, there were no inventory write-downs.

Marketing and Advertising

The Company follows the policy of charging the costs of marketing and advertising to expense as incurred. The Company charged $1,332,957 and $1,633,528 towards marketing and advertising for the nine months ended September 30, 2024 and 2023, respectively.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of FASB ASC 855, Subsequent Events, for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the condensed consolidated financial statements were issued (see Note 12).

NOTE 3 – PREPAID EXPENSES-RELATED PARTIES

At September 30, 2024 and the year ended December 31, 2023, and in association with the Master Services Agreement and Statement of Work with our related party Contracted Pharmacy, the Company prepays the related party Contracted Pharmacy as a retainer to be credited towards future product sales. As of September 30, 2024 and December 31, 2023, the balance was $-0- and $60,953, respectively.

NOTE 4 – DEPOSITS

Additionally, the Company signed a lease agreement for office space, effective October 1, 2022, which included an initial security deposit of $16,942. As of September 30, 2024 and December 31, 2023, the balance was $16,942 for each period.

NOTE 5 – INVENTORY

During the nine months ended September 30, 2024 and the year ended December 31, 2023, the Company purchased inventories related to promotional merchandise intended to be sold online. As of September 30, 2024 and December 31, 2023, the inventory balance was $13,213 and $18,501, respectively.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

During the nine months ended September 30, 2024 and 2023, the Company acquired computers and office equipment totaling $0 and $3,519, respectively. Depreciation for the nine months ended September 30, 2024 and 2023 was $2,001 and $18,597, respectively. On May 15, 2024, the Company disposed of $119,819 of equipment to Epiq Scripts, a related party. The equipment was sold for $65,000, realizing a loss on sale of assets of $18,837. Total net property, plant and equipment was $3,061 and $96,129, as of September 30, 2024 and December 31, 2023, respectively. The below schedule shows property, plant and equipment as of:

	September 30, 2024	December 31, 2023

Computers	5,062	5,062
Equipment	119,819	119,819
Less accumulated depreciation:	(2,001)	(28,752)
Disposed equipment	(119,819)	-
Property and equipment, net	3,061	96,129

NOTE 7 – LOANS FROM RELATED PARTIES

On December 10, 2021 and March 18, 2022, the Company received advances of $39,200 and $50,000, respectively, for a total of $89,200 from its previous majority shareholder, American International Holdings Corp (“AMIH”), in order to cover various general and administrative expenses. The advances bear no interest and are due on demand upon the Company’s ability to repay the advances from either future revenues or investment proceeds. On June 16, 2022, Cohen Enterprises, Inc. (“Cohen Enterprises”), an entity owned and controlled by Jacob D. Cohen, the Company’s Chief Executive Officer and Chairman of the Board of Directors, entered into and closed a Stock Purchase Agreement (the “SPA”) for the purchase of 533,333 shares of the outstanding common stock of the Company which were then held by AMIH, which represented 80% of the Company’s then outstanding shares of common stock, in consideration for $90,000. Pursuant to the terms of the SPA, Cohen Enterprises also acquired the right to be repaid the $89,200 advanced from AMIH to the Company.

On June 29, 2022, the Company received an advance of $25,000 from Cohen Enterprises in order to cover various general and administrative expenses. The Company repaid Cohen Enterprises $25,000 on August 18, 2022 bringing the total amount owed to Cohen Enterprises to $89,200 as of December 31, 2022. This amount was paid in full on April 4, 2023 and the amount owed to Cohen Enterprises was $0 as of September 30, 2024 and December 31, 2023. Previously recorded imputed interest equal to eight percent (8%) per annum, or a total of $8,232 against the related party advances, was canceled and reversed for the year ended December 31, 2023.

On March 1, 2024, the Company borrowed $37,500 from Ronin Equity Partners, which is owned and controlled by Jacob D. Cohen, the Company’s Chief Executive Officer and Chairman of the Board of Directors. The amount borrowed is payable on demand and does not accrue interest. The Company repaid the full amount of $37,500 on October 7, 2024 with no interest.

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

NOTE 8 – NOTES PAYABLE

On November 18, 2022, the Company entered into a note payable with a vendor for the purchase of equipment in the amount of $78,260. The note bears no interest and was due in three payments of $5,000 each January 1, 2023 through March 1, 2023, a $31,630 payment on April 1, 2023 and a final payment on May 1, 2023 for the outstanding balance. The January 1 and March 1, 2023 payments were timely made and on March 23, 2023, the Company elected to pay off the remaining balance of $63,260. The outstanding balance as of September 30, 2024 and December 31, 2023 was $0. See Note 6 for further details regarding the subsequent sale of this equipment.

NOTE 9 – CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of “blank check” preferred stock, $0.0001 par value.

Series B Convertible Preferred Stock

On March 28, 2024 and amended on June 27, 2024, the Company designated 6,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”). Each Series B Preferred Stock share has a stated value equal to $1,100, subject to increase under the terms of the designation (the “Stated Value”). As of September 30, 2024 and December 31, 2023 there were 1,860 and -0- shares of Series B Preferred Stock issued and outstanding, respectively.

On April 5, 2024, we agreed to definitive terms on a Securities Purchase Agreement dated April 4, 2024, with an institutional accredited investor, pursuant to which the Company agreed to sell to the Purchaser, and the Purchaser agreed to purchase from the Company, 1,500 shares of Series B Preferred Stock for $1,650,000, and warrants to purchase up to 220,000 shares of common stock for an aggregate purchase price of $1,500,000. On the Initial Closing Date, the Company sold the Purchaser 500 shares of Series B Preferred Stock and the Initial Warrants, for an aggregate of $500,000. The Initial Warrants can be exercised separately from the Series B Preferred Stock. Thus, the warrants are a freestanding financial instrument.

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

On April 28, 2024, the Company and the Purchaser entered into an Omnibus Amendment Agreement No. 1, which amended the SPA to, adjust the closings which were to take place under the SPA as follows:

#	Initial Stated Value of Preferred Stock to be issued by installment	Warrants to be issued	Closing Date	Aggregate Purchase Price by installment (USD)
Initial Closing	$550,000	220,000	Initial Closing Date	$500,000
Second Closing	$275,000		On or before June 30, 2024	$250,000
Third Closing	$825,000	100,000	On or before June 30, 2024	$750,000
Fourth Closing	$1,100,000		Such date as is no later than 180 days after the shares of Common Stock issuable in respect of the Series B Preferred Stock sold in each of the Initial Closing, Second Closing, the Third Closing, and the Fourth Closing have been registered under the Securities Act, subject to any limitations pursuant to Rule 415	$1,000,000.00
Total	$2,750,000	320,000		$2,500,000

On June 28, 2024, the Company sold the Purchaser 750 shares of Series B Preferred Stock and (a) warrants to purchase up to 66,667 shares of common stock at an exercise price of $7.50 per share; and (b) warrants to purchase up to 33,333 shares of common stock at an exercise price of $15.00 per share. The warrants can be exercised separately from the Series B Preferred Stock. Therefore, the warrants are a freestanding financial instrument.

If at any time the Warrants are outstanding there occurs any share split, share dividend, share combination recapitalization or other similar transaction involving the common stock (each, a “Share Combination Event”, and such date thereof, the “Share Combination Event Date”) and the Event Market Price (defined below) is less than the then exercise price then in effect, then on the sixth trading day immediately following such Share Combination Event Date, the Exercise Price then in effect on such sixth trading day is automatically reduced (but in no event increased) to the Event Market Price. The “Event Market Price” means, with respect to any Share Combination Event Date, the quotient determined by dividing (x) the sum of the volume weighted average price of the common stock for each of the five trading days ending and including the trading day immediately preceding the sixth trading day after such Share Combination Event Date, divided by (y) five. In connection with the Reverse Stock Split, the exercise price of the Warrants was automatically adjusted to $2.53 per share.

As described in the table above, the sale of an additional 1,000 shares of Series B Preferred Stock in the Fourth Closing was subject to certain conditions to closing and is expected to occur within 180 days after the shares of common stock issuable upon conversion of the Series B Preferred Stock sold in the Initial Closing, Second Closing, Third Closing and Fourth Closing, have been registered under the Securities Act

On May 21, 2024, 50 shares of Series B Preferred Stock (with an aggregate stated value of $55,000) were converted by the holder into 18,062 shares of common stock at a conversion price of $3.045 per share.

On May 22, 2024, 155 shares of Series B Preferred Stock (with an aggregate stated value of $170,500) were converted into 55,993 shares of common stock at a conversion price of $3.045 per share.

On May 24, 2024, 150 shares of Series B Preferred Stock (with an aggregate stated value of $165,000) were converted into 54,187 shares of common stock at a conversion price of $3.045 per share.

On July 9, 2024, 135 shares of Series B Preferred Stock (with an aggregate stated value of $148,500) were converted by the holder into 35,779 shares of common stock at a conversion price of $4.1505 per share.

On July 24, 2024, 50 shares of Series B Preferred Stock (with an aggregate stated value of $11,000) were converted by the holder into 2,245 shares of common stock at a conversion price of $4.90 per share.

On August 26 2024, the Company partially closed the Fourth Closing under the SPA whereby the Purchaser paid $500,000 to the Company in consideration for 500 shares of Series B Preferred Stock.

On September 26, 2024, the Company partially closed the Fourth Closing under the SPA whereby the Purchaser paid $250,000 to the Company in consideration for 250 shares of Series B Preferred Stock.

A total of 250 shares of Series B Preferred Stock remain to be sold under the Fourth Closing for $250,000 of total consideration.

On September 26, 2024, 140 shares of Series B Preferred Stock (with an aggregate stated value of $154,000) were converted by the holder into 47,903 shares of common stock at a conversion price of $3.21 per share.

6% Series C Convertible Cumulative Preferred Stock

On April 18, 2024, the Company designated 6,250,000 shares of a new series of preferred stock, par value $0.0001 per share, the Company’s “6% Series C Convertible Cumulative Preferred Stock” (the “Series C Preferred Stock”). As of September 30, 2024 and December 31, 2023, there were 980,000 and -0- shares of Series C Preferred Stock issued and outstanding, respectively.

On April 24, 2024, the Company entered into a Patent Purchase Agreement, with Intramont Technologies, Inc. (“Intramont”). Pursuant to the IP Purchase Agreement, the Company purchased certain patents and patent applications owned by Intramont, related to the prevention of infections, including the common cold, respiratory diseases, and orally transmitted diseases such as human papillomavirus (HPV), in consideration for $20,000,000, which is payable to Intramont by (a) the issuance of 980,000 shares of Series C Preferred Stock, with a face value of $20.00 per share, for a total value of $19,600,000; and (b) $400,000 in cash, (i) with $200,000 payable on or before June 30, 2024, (ii) $100,000 payable on or before August 31, 2024, and (iii) $100,000 payable on or before November 30, 2024. The Company and Intramont have agreed to payment in full by December 31, 2024, of which $25,000 has been paid as of September 30, 2024.

Common Stock

On October 5, 2024, the Company announced that the Board of Directors approved a reverse stock split of its common stock at a ratio of 1-to-15 (“Reverse Stock Split”). The Reverse Stock Split was completed on October 16, 2024 and resulted in 39,019,354 issued and outstanding shares of common stock being reduced to 2,134,625 shares of common stock.

The Reverse Stock Split had no effect on the par value or on the number of authorized shares of common stock. The Company issued one whole share of common stock to any shareholder that would have received a fractional share as a result of the Reverse Stock Split. Therefore, no fractional shares were issued in connection with the Reverse Stock Split and no cash or other consideration was paid in connection with any fractional shares that resulted from the Reverse Stock Split.

As the par value per share of common stock was not changed in connection with the Reverse Stock Split, we recorded a decrease to common stock on our condensed consolidated balance sheet with a corresponding increase in additional paid-in capital as of December 31, 2023. The Company adjusted the number of outstanding shares of common stock on the condensed consolidated balance sheet and in the statement of changes in stockholders’ equity for all periods presented to reflect the impacts of the Reverse Stock Split. Where we disclose the number of shares of common stock within the footnotes to the condensed consolidated financial statements we have presented post-Reverse Stock Split amount as denoted.

Unless otherwise noted, all references in the condensed consolidated financial statements and notes to condensed consolidated financial statements to the number of shares, per share data, restricted stock and stock option data have been retroactively adjusted to give effect to the Reverse Stock Split for each period presented.

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.0001 per share, of which 2,134,625 shares were issued and outstanding at September 30, 2024, and 1,427,967 shares were issued and outstanding at December 31, 2023.

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

The Company agreed to issue Greentree 5,000 shares of the Company’s restricted common stock upon the parties’ entry into the agreement, and to pay Greentree $40,000 in cash, payable as follows: (a) $20,000 on or before September 30, 2023; (b) $20,000 on or before March 31, 2024, each of which payments were timely made. We also agreed to reimburse Greentree for its reasonable out-of-pocket expenses incurred in connection with Greentree’s activities under the agreement, including the reasonable fees and travel expenses for the meetings on behalf of the Company. The Service Agreement includes customary indemnification obligations requiring the Company to indemnify Greentree and its affiliates with regard to certain matters. The shares were valued at $16.95 per share for a total of $84,752.

On October 1, 2023, the Company executed a Summary of Terms and Conditions (“Consulting Agreement”) with Gene Johnston (“Johnston”) continuing his appointment as the Company’s Chief Financial Officer on a full-time basis for a term of 12 months. Pursuant to the Consulting Agreement, the Company issued Johnston 3,333 shares of the Company’s common stock and agreed to pay $2,000 per month. The Consulting Shares were issued under, and subject to the terms of, the Company’s 2022 Equity Incentive Plan.

On October 10, 2023, we entered into a Consulting Agreement with Luca Consulting, LLC (“Luca”), to provide certain management and consulting services to the Company during the term of the agreement, which was for three months. In consideration for agreeing to provide the services under the agreement, the Company issued 13,333 shares of the Company’s restricted common stock upon the parties’ entry into the agreement and to pay Luca $15,000 in cash, payable as follows: (a) $5,000 on the signing of the agreement; (b) $5,000 on the tenth of each month throughout the remainder of the agreement. The Service Agreement includes customary indemnification obligations requiring the Company to indemnify Luca and its affiliates with regard to certain matters. The shares were valued at $9.45 per share for a total of $126,000.

On November 1, 2023, we entered into an Influencer Agreement with Jason Szkup (“Scoop”) to promote its products or services through social media platforms and other online channels, In consideration for agreeing to provide the services under the agreement, the Company agreed to pay Scoop $10,000 in cash and issue 2,000 shares of common stock. The shares were valued at $8.70 per share for a total of $17,400. The Shares shall be issued under, and subject to the terms of, the Company’s 2022 Equity Incentive Plan.

On November 1, 2023, the Board of Directors appointed Dr. Douglas Christianson, ND (“Dr. Christianson”), an independent, non-Board member and non-Company employee, to the Advisory Board. In connection with Dr. Christianson’s appointment to the Advisory Board, the Company entered into an Advisor Agreement (the “Dr. Christianson Consulting Agreement”), with Dr. Christianson, whereby the Company agreed to issue Dr. Christianson 3,333 shares of common stock. The Shares were issued under, and subject to the terms of, the Company’s 2022 Equity Incentive Plan. The Company will reimburse Dr. Christianson for reasonable out-of-pocket expenses, including, without limitation, travel expenses incurred by him in connection with the Company’s requests of the performance of his duties to the Company in service on the Advisory Board. The shares were valued at $8.70 per share for a total of $29,000.

On November 15, 2023, we renewed a Consulting Agreement with PHX Global, LLC (“PHX”). Pursuant to the Consulting Agreement, PHX agreed to provide consulting and general business advisory services as reasonably requested by the Company during the term of the agreement, which was for 12 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued PHX 13,333 shares of restricted common stock. The agreement contains customary confidentiality and non-solicitation provisions. The shares were valued at $7.05 per share for a total of $94,000.

On December 11, 2023, the Company entered into a Marketing Agreement with Marius Pharmaceuticals (“Marius”) to market and sell KYZATREX®, an innovative FDA-approved oral Testosterone Replacement Therapy (TRT) product, under the program, ‘PRIME’ by MangoRx (the “Permitted Purpose”). During the Term, Marius granted to the Company a non-exclusive, non-transferable, royalty-free license to use the Marius Marks in the United States (the “Territory”) for the sole purpose of the Permitted Purpose. The term of the initial agreement is for two years, automatically renewable for successive one-year terms, subject to certain performance targets as agreed upon each year. As consideration for the license the Company issued Marius 6,667 shares of the Company’s common stock (the “Marius Shares”). The Marius Shares were issued to Marius upon signing of the Agreement and were fully earned upon issuance. The shares were valued at $8.70 per share for a total of $58,000.

On December 19, 2023, the Company sold 266,667 shares of its common stock at a price of $4.50 per share to investors in connection with a follow-on offering for gross proceeds of $1,200,000.

On January 2, 2024, we entered into a Consulting Agreement with G&P General Consulting (“G&P”), Pursuant to the Consulting Agreement, G&P agreed to provide consulting and general business advisory services as it relates to the expansion of the Company’s products into additional international territory’s, including, but not limited to, the United Arab Emirates (UAE), China, Japan, Korea, and in certain regions of Asia and additional services as reasonably requested by the Company during the Term of the Agreement as reasonably requested by the Company during the term of the agreement, which was for 12 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued G&P 16,667 shares of restricted common stock. G&P was to receive an additional 33,333 shares in 90 days, if the agreement was still in place. The Consulting Shares were issued under, and subject to the terms of, the Company’s 2022 Equity Incentive Plan. The agreement contained customary confidentiality and non-solicitation provisions. The shares were valued at $4.20 per share for a total of $70,000. The Company issued G&P a total of 33,333 additional shares and the remaining contract was terminated with no additional shares being owed to G&P.

On January 10, 2024, we renewed a Consulting Agreement with Luca Consulting, LLC (“Luca”), to provide certain management and consulting services to the Company during the term of the agreement, which is for three months unless otherwise earlier terminated due to breach of the agreement by either party. In consideration for agreeing to provide the services under the agreement, the Company issued 13,333 shares of the Company’s restricted common stock upon the parties’ entry into the agreement and agreed to pay Luca $15,000 in cash, payable as follows: (a) $5,000 on the signing of the agreement; and (b) $5,000 on the tenth of each month throughout the remainder of the agreement. The Service Agreement includes customary indemnification obligations requiring the Company to indemnify Luca and its affiliates with regard to certain matters. The shares were valued at $4.20 per share for a total of $56,000.

On January 11, 2024, we entered into a Consulting Agreement with First Level Capital (“First Level”), to provide certain management and consulting services to the Company during the term of the agreement, which is for six months unless otherwise earlier terminated due to breach of the agreement by either party. In consideration for agreeing to provide the services under the agreement, the Company issued an initial 16,667 shares of the Company’s restricted common stock upon the parties’ entry into the agreement, agreed to issue an additional 16,667 shares of the Company’s restricted common stock, upon the parties agreeing to continue the agreement, before the end of the term of the agreement and to pay First Level $60,000 in cash, payable as follows: (a) $60,000 on the signing of the agreement; and (b) $60,000 on the approval by the Company. The Service Agreement includes customary indemnification obligations requiring the Company to indemnify First Level and its affiliates with regard to certain matters. The initial shares were valued at $4.35 per share for a total of $144,950 and no subsequent shares were issued.

On January 18, 2024, the underwriters in the follow-on offering notified the Company that they were exercising their over-allotment option in full to purchase an additional 40,000 shares of common stock, which sale closed on January 22, 2024. The net proceeds to the Company from the sale of the 40,000 shares of common stock, after deducting underwriting discounts and expenses, was approximately $160,000. Inclusive of the full exercise of the over-allotment option, a total of 306,667 shares of common stock were issued and sold in the follow-on offering.

On February 7, 2024, pursuant to the Consulting Agreement with G&P, the Company issued G&P another 16,667 shares of restricted common stock. The Consulting Shares were issued under, and subject to the terms of, the Company’s 2022 Equity Incentive Plan. The shares were valued at $6.15 per share for a total of $102,500. The Company subsequently terminated the Consulting Agreement with G&P and there were no additional shares owed to G&P as a result of the termination.

On March 21, 2024, we entered into Amendment to the of January 10, 2024 consulting agreement with Luca, extending the agreement for an additional six months (the “Luca Amendment”). In consideration for entering into the Luca Amendment, the Company issued 33,333 shares of the Company’s restricted common stock to Luca upon the parties’ entry into the Luca Amendment and agreed to continue to pay Luca $5,000 in in cash on the tenth of each month throughout the remainder of the extended agreement. The shares were valued at $2.96 per share for a total of $98,750.

On March 21, 2024, we entered into a Consulting Agreement with Zvonimir Moric, an individual (“Zee”). Pursuant to the consulting agreement, Zee agreed to provide consulting and general business advisory services as it relates to making introductions to strategic partners to expand the sales of the Company’s products and additional services as reasonably requested by the Company during the Term of the Agreement as reasonably requested by the Company during the term of the agreement, which is for 12 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued Zee 10,000 shares of restricted common stock. The agreement contains customary confidentiality and non-solicitation provisions. The shares were valued at $2.96 per share for a total of $29,625.

On April 8, 2024, the Company entered into an Equity Purchase Agreement with the Purchaser pursuant to which the Purchaser committed to purchase up to $25,000,000 of the Company’s common stock. On April 8, 2024, the Company issued 66,667 shares of the Company’s common stock to the Purchaser as a commitment fee. The Commitment Shares were valued at $3.22 per share for a total of $214,900.

On April 25, 2024, the Company amended its Consulting Agreement with PHX dated November 7, 2023 whereby the Company agreed to issue PHX an additional 13,333 shares of restricted common stock. The additional 13,333 shares were issued under, and subject to the terms of, the Company’s 2022 Equity Incentive Plan. The shares were valued at $4.20 per share for a total of $56,000.

Between May 21-24, 2024, the Purchaser converted a total of 355 shares of Series B Preferred Stock into 128,243 shares of common stock, in accordance with the terms of the Series B Preferred Stock. The shares were valued at $3.045 per share for a total value of $390,500.

On May 21, 2024, the Company sold 16,667 shares of common stock to the Purchaser pursuant to the terms of the ELOC, at $7.20 per share for a total of $119,750, before fees, discounts and expenses.

On May 22, 2024, the Company sold 46,667 shares of common stock to the Purchaser pursuant to the terms of the ELOC, at $7.20 per share for a total of $337,915, before fees, discounts and expenses.

On May 23, 2024, we entered into a Consulting Agreement with Acorn Management Partners, L.L.C. (“Acorn”). Pursuant to the consulting agreement, Acorn agreed to provide consulting and general business advisory services as it relates to making introductions to strategic partners and additional services as reasonably requested by the Company during the term of the Agreement as reasonably requested by the Company during the term of the agreement. In consideration for agreeing to provide the services under the agreement, the Company issued Acorn 12,821 shares of restricted common stock. The agreement contains customary confidentiality and non-solicitation provisions. The shares were valued at $7.80 per share for a total of $100,000.

On June 5, 2024, the Board of Directors issued 83,333 shares to the certain officers, directors and employees of the Company, including 53,333 shares issued to Jacob D. Cohen, the Company’s Chief Executive Officer and Chairman, 6,667 shares issued to Amanda Hammer, the Company’s Chief Operating Officer, 3,333 shares to Efrain Karchmer who serves as the President of MangoRx Mexico, and 6,667 shares issued to each of the Company’s three independent directors as a bonus for services rendered for 2024. These shares were issued under the Company’s 2022 Equity Incentive Plan and were valued at $5.25 per share for a total value of $437,500.

On July 9, 2024, 135 shares of Series B Preferred Stock (with an aggregate stated value of $148,500) were converted by the holder into 35,779 shares of common stock at a conversion price of $4.15 per share.

On July 22, 2024, we entered into a Consulting Agreement with John Dorsey, an individual (“Dorsey”). Pursuant to the consulting agreement, Dorsey agreed to provide certain marketing and general related services as it relates expanding the sales of the Company’s products and additional services as reasonably requested by the Company during the Term of the Agreement, which is for 12 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company agreed to pay Dorsey $6,000 a month and agreed issued Dorsey a total of 13,333 shares of common stock, which vest in accordance with the following vesting schedule; a) 3,333 shares vest upon the execution of the Agreement, b) 5,000 shares vest upon the three (3) month anniversary of the Agreement, and c) 5,000 shares vest upon the six (6) month anniversary of the Agreement (the “Dorsey Consulting Shares”). Any Dorsey Consulting Shares not vested as described above are to be promptly returned to the Company by the Consultant for cancellation. The shares were valued at $6.31 per share for a total of $84,180.

The Company further agreed to issue Dorsey an additional 13,333 shares of common stock upon Dorsey assisting the Company in obtaining greater than 3,500 subscribers for its Prime oral testosterone replacement therapy medications.

On July 24, 2024, 50 shares of Series B Preferred Stock (with an aggregate stated value of $11,000) were converted by the holder into 2,245 shares of common stock at a conversion price of $4.90 per share.

On August 22, 2024, we entered into a Consulting Agreement with Levo Healthcare Consulting, Inc. (“Levo”), to provide marketing services to the Company during the term of the agreement, which is for six months unless otherwise earlier terminated due to breach of the agreement by either party and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company agreed to pay $6,250 in cash and issue Levo 13,000 shares of restricted common stock under the 2022 Plan. The shares were valued at $4.35 per share for a total of $56,160. The Company also issued warrants to purchase 20,000 shares of common stock of the Company, based on certain milestones being met. The agreement contains customary confidentiality and non-solicitation provisions. In accordance with ASC 718, we have calculated the fair value to be $68,170 on the grant date of August 22, 2024, using the Black-Scholes Valuation Model.

On August 22, 2024, we entered into a Consulting Agreement with Veritas Consulting Group, Inc. (“Veritas”), to provide management consulting, business advisory, shareholder information and public relations services to the Company during the term of the agreement, which is for three months unless otherwise earlier terminated due to breach of the agreement by either party and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company agreed to pay $7,500 in cash and issue Veritas 10,000 shares of restricted common stock under the 2022 Plan. The shares were valued at $4.35 per share for a total of $43,200. The agreement contains customary confidentiality and non-solicitation provisions.

On September 10, 2024, we entered into an amended Consulting Agreement with Luca Consulting LLC (“Luca”), to provide management consulting services to the Company during the term of the agreement, which is for six months unless otherwise earlier terminated due to breach of the agreement by either party and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company agreed to pay $5,000 in cash and issue Luca 43,333 shares of restricted common stock under the 2022 Plan. The shares were valued at $4.05 per share for a total of $175,500. The agreement contains customary confidentiality and non-solicitation provisions.

On September 10, 2024, we entered into an amended Consulting Agreement with Zvonimir Moric (“Zee”), to provide consulting and general business advisory services as it relates to making introductions to strategic partners to expand the sales of the Company’s products and additional services as reasonably requested by the Company during the term of the agreement, which is for twelve months unless otherwise earlier terminated due to breach of the agreement by either party and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company agreed to pay $7,500 in cash and issue Zee 13,333 shares of restricted common stock under the 2022 Plan. The shares were valued at $4.05 per share for a total of $54,000. The agreement contains customary confidentiality and non-solicitation provisions.

On September 26, 2024, 140 shares of Series B Preferred Stock (with an aggregate stated value of $154,000) were converted by the holder into 47,903 shares of common stock at a conversion price of $3.21 per share.

On September 27, 2024, we extended a Consulting Agreement with PHX Global, LLC (“PHX”). Pursuant to the Consulting Agreement, PHX agreed to provide consulting and general business advisory services as reasonably requested by the Company during the term of the agreement, which was for six months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued PHX 13,333 shares of restricted common stock. The agreement contains customary confidentiality and non-solicitation provisions. The shares were valued at $3.60 per share for a total of $48,000.

Options:

During the year ended December 31, 2022, the Company granted a total of 83,333 options to purchase shares of common stock of the Company, under the 2022 Plan, of which 50,000 granted to Jacob Cohen, the Company’s CEO, and 33,333 were granted to Jonathan Arango, the Company’s then President and then COO, related to their respective employment agreement. The options have an exercise price of $16.50 per share, an original life of five years and vest at the annual renewal of their employment over three years.

On May 1, 2023, the Company granted 10,000 options to purchase shares of common stock of the Company, under the 2022 Plan to Amanda Hammer, the Company’s COO, related to her employment agreement. The options have an exercise price of $16.50 per share, an original life of five years and vest at the annual renewal of their employment over three years.

On December 28, 2023, the Company granted 83,333 options to purchase shares of common stock of the Company, under the 2022 Plan to Jacob Cohen, the Company’s CEO, related to his employment agreement. The options have an exercise price of $4.80 per share, an original life of five years and vested at the time of grant.

On March 28, 2024, Mr. Arango resigned from his position as President and Director of the Company. As detailed in his employment agreement, 18,889 unvested options were forfeited upon resignation or termination of employment as an officer and director. Mr. Arango did not exercise his 14,444 vested options by the June 28, 2024 deadline resulting in all vested options being terminated.

On July 12, 2024, the Company granted 13,333 options to purchase shares of common stock of the Company, under the 2022 Plan to Raffi Sahul, related to his agreement to serve as manager of MangoRx IP. The options have an exercise price of $5.55 per share, an original life of three years and vested immediately.

For the nine months ended September 30, 2024 and 2023, $197,202 and $195,384, respectively, has been recorded and included as stock-based compensation expense on the condensed consolidated statement of operations. Mr. Cohen, Mr. Arango (former President and Director) and Ms. Hammer are related parties.

The following table summarizes common stock option activity:

	Options	Weighted Average Exercise Price
Outstanding, December 31, 2022	83,333	$16.50
Granted	93,333	$6.05
Exercised	-	-
Expired	-	-
Outstanding, December 31, 2023	176,666	$10.98
Exercisable, December 31, 2023	120,833	$8.43

Granted	13,333	$5.55
Exercised	-	-
Expired / Forfeited	(33,333)	16.50
Outstanding, September 30, 2024	156,666	$9.34
Exercisable, September 30, 2024	135,833	$8.25

The weighted average exercise prices, remaining lives for options granted, and exercisable as of September 30, 2024 were as follows:

	Outstanding Options		Exercisable Options
Options Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$16.50	60,000	3.87	$16.50	39,167	$16.50
$4.80	83,333	4.25	$4.80	83,333	$4.80
$5.55	13,333	2.78	$5.55	13,333	$5.55

As of September 30, 2024, the fair value of exercisable options outstanding was $920,020. The aggregate initial fair value of the options measured on the grant dates of August 31, 2022, May 1, 2023, December 28, 2023 and July 12, 2024 was calculated using the Black-Scholes option pricing model based on the following assumption:

Fair Value of Common Stock on measurement date	$14.85 – 4.35
Risk free interest rate	4.10% - 3.30%
Volatility	232.05% - 92.54%
Dividend Yield	0%
Expected Term	6.0-3.0

(1)	The risk-free interest rate was determined by management using the market yield on U.S. Treasury securities with comparable terms as of the measurement date.
(2)	The trading volatility was determined by calculating the volatility of the Company’s peer group.
(3)	The Company does not expect to pay a dividend in the foreseeable future
(4)	The Company, in accordance with staff accounting bulletin (“SAB”)14-D.2, used the simplified method (plain vanilla) to determine the overall expected term

Warrants:

In August 2022, the Company initiated a private placement of up to $2 million of units to accredited investors, with each unit consisting of one-fifteenth of a share of common stock and one-fifteenth of a warrant to purchase one share of common stock, at a price of $1.00 per unit (the “Private Placement Warrants”). The warrants have a five-year term (from each closing date that units were sold) and an exercise price of $15.00 per share. In total, we sold an aggregate of 2,000,000 units for $2,000,000 to 23 accredited investors between August 16, 2022 and December 22, 2022. There were 65,033 and 65,033 Private Placement Warrants outstanding as of September 30, 2024 and December 31, 2023, respectively.

As additional consideration in connection with the IPO, upon the closing of the IPO, we granted Boustead Securities, LLC, the representative of the underwriters named in the Underwriting Agreement for the IPO, warrants to purchase 5,833 shares of common stock with an exercise price of $75.00 per share, which were exercisable six months after the effective date of the registration statement filed in connection with the IPO (March 20, 2023) and expire five years after such effectiveness date, or March 20, 2028. The fair value of the warrants on the grant date was $31,995.

As additional consideration in connection with the follow-on offering, upon the closing of the follow-on offering, we granted Boustead Securities, LLC, the representative of the underwriters named in the Underwriting Agreement for the secondary offering, warrants to purchase 18,667 shares of common stock with an exercise price of $5.70 per share, which were exercisable six months after the effective date of the registration statement filed in connection with the follow-on offering (December 19, 2023) and expire five years after such effectiveness date. The fair value of the warrants on the grant date was $78,174.

On January 22, 2024, pursuant to the Underwriting Agreement, the Company also issued a common stock purchase warrant to the representative of the underwriters for the purchase of 2,800 shares of its common stock at an exercise price of $5.63, subject to adjustments. The warrants are exercisable at any time and from time to time, in whole or in part, until December 14, 2028, and may be exercised on a cashless basis. The warrants also include customary anti-dilution provisions and immediate piggyback registration rights with respect to the registration of the shares underlying the warrants. The warrants and the shares of common stock underlying the warrants were registered as a part of the follow-on registration statement. The fair value of the warrants on the grant date was $12,086.

On April 4, 2024, pursuant to the SPA with the Purchaser, the Company issued a common stock purchase warrant for the purchase of 220,000 shares of its common stock at an exercise price of $3.90 per share to the Purchaser. The warrant is exercisable at any time and from time to time, in whole or in part, until April 4, 2029. The fair value of the warrant on the grant date was $681,352.

On June 28, 2024, pursuant to the SPA (as amended), the Company issued a common stock purchase warrant for the purchase of 66,667 shares of its common stock at an exercise price of $7.50 per share to the Purchaser. The warrant is exercisable at any time and from time to time, in whole or in part, until June 28, 2029. The fair value of the warrant on the grant date was $260,750.

On June 28 2024, pursuant to the SPA (as amended), the Company issued a common stock purchase warrant for the purchase of 33,333 shares of its common stock at an exercise price of $15.00 per share to the Purchaser. The warrant is exercisable at any time and from time to time, in whole or in part, until June 28, 2029. The fair value of the warrant on the grant date was $122,341.

On August 22, 2024, we entered into a Consulting Agreement with Levo Healthcare Consulting, Inc. (“Levo”), to provide marketing services to the Company during the term of the agreement, which is for six months unless otherwise earlier terminated due to breach of the agreement by either party and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company agreed to pay $6,250 in cash and issue Levo 13,000 shares of restricted common stock under the 2022 Plan. The shares were valued at $4.35 per share for a total of $56,160. The Company also agreed to issue warrants to purchase 20,000 shares of common stock of the Company, based on certain milestones being met. The warrants will expire three years from the date of milestone being reached. The agreement contains customary confidentiality and non-solicitation provisions. None of the milestones had been met as of September 30, 2024. In accordance with ASC 718, we have calculated the fair value to be $68,170 on the grant date of August 22, 2024, using the Black-Scholes Valuation Model.

As of September 30, 2024 and December 31, 2023, the fair value of warrants outstanding was $1,735,966 and $852,480, respectively. Because the warrants vested immediately, the fair value was assessed on the grant date.

The following table summarizes common stock warrants activity:

	Warrants	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2022	133,333	$15.00
Granted	24,500	22.14
Exercised	(68,300)	15.00
Expired	-	-
Cancelled	-	-
Outstanding, December 31, 2023	89,533	16.95
Exercisable, December 31, 2023	89,533	16.95

Granted	322,800	5.80
Exercised	-	-
Expired	-	-
Cancelled	-	-
Outstanding, September 30, 2024	412,333	8.23
Exercisable, September 30, 2024	412,333	$8.23

The weighted average exercise prices, remaining lives for warrants granted, and exercisable as of September 30, 2024, were as follows:

	Outstanding and Vested Warrants
Weighted Average Warrant Exercise Price Per Share	Shares	Life (Years)
$8.23	12,333	4.06

As of September 30, 2024, warrants to purchase 412,333 shares of common stock are outstanding and vested, and the vested stock warrants have a weighted average remaining life of 4.06 years.

Fair Value of Common Stock on measurement date	$3.15 - $10.95
Risk-free interest rate	From 2.95% to 4.38%
Volatility	From 81.92% to 239.06%
Dividend Yield	0%
Expected Term	5 years

(1)	The risk-free interest rate was determined by management using the market yield on U.S. Treasury securities with comparable terms as of the measurement date.
(2)	The trading volatility was determined by calculating the volatility of the Company’s peer group.
(3)	The Company does not expect to pay a dividend in the foreseeable future.

NOTE 10 – GOING CONCERN

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As reflected in the accompanying condensed consolidated financials, the Company had a net loss of $6,758,630 for the nine months ended September 30, 2024 and an accumulated deficit of $17,985,966 as of September 30, 2024. The Company will need to raise additional capital to successfully execute its business plan of which there can be no assurance. The sources of this capital are expected to be the sale of equity and debt, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing shareholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues, our financial position, and liquidity, or force us to abandon our business plan. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Unless management is able to obtain additional financing, it is unlikely that the Company will be able to meet its funding requirements during the 12 months from date of issuance of this filing. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company has right-of-use assets of $74,913 and operating lease liabilities of $81,507 as of September 30, 2024. Operating lease expense for the nine months ended September 30, 2024 was $50,826, The Company has recorded $0 in impairment charges related to right-of-use assets during the nine months ended September 30, 2024.

Maturity of Lease Liabilities at September 30, 2024	Amount
2024	$18,067
2025	67,589
Total lease payments	85,656
Less: Imputed interest	(4,149)
Present value of lease liabilities	$81,507

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the condensed consolidated balance sheet date but before the condensed consolidated financial statements are issued. Based on the evaluation, the Company identified the following subsequent events:

On October 1, 2024, the Company delivered an Advance Notice to the Platinum Point Capital and sold Platinum Point Capital 166,667 shares of common stock pursuant to the terms of the ELOC for $3.60 per share for a total of $521,016, net of fees, discounts and expenses.

On October 2, 2024, Platinum Point Capital converted a total of 190 shares of Series B Preferred Stock of the Company into 66,923 shares of common stock of the Company, in accordance with the terms of the Series B Preferred Stock. The shares were valued at $3.12 per share for a total value of $209,000.

On October 7, 2024, the Company repaid $37,500 that was borrowed from Ronin Equity Partners, which is owned and controlled by Jacob D. Cohen, the Company’s Chief Executive Officer and Chairman of the Board of Directors. The amount borrowed did not accrue interest.

On October 18, 2024, Platinum Point Capital converted a total of 200 shares of Series B Preferred Stock of the Company into 93,299 shares of common stock of the Company, in accordance with the terms of the Series B Preferred Stock. The shares were valued at $2.358 per share for a total value of $220,000.

On October 18, 2024, the Company entered into a $150,000 promissory note (the “Cohen Note”) with Cohen Enterprises, Inc., which entity is owned by Jacob D. Cohen, the Chairman and Chief Executive Officer of the Company (“Cohen Enterprises”), to evidence, document and memorialize (a) $50,000 loaned to the Company from Cohen Enterprises on March 18, 2024, and (b) $100,000 loaned to the Company from Cohen Enterprises on April 1, 2024, which amounts previously accrued no interest and were due on demand.

The Cohen Note in the principal amount of $150,000, accrues interest at the rate of 8% per annum (12% upon the occurrence of an event of default), with interest accruing monthly in arrears and payable at maturity or earlier acceleration. The Cohen Note is due upon the earlier of January 2, 2025, and upon acceleration by Cohen Enterprises pursuant to the terms thereof upon default, or automatically upon certain bankruptcy events occurring. The Cohen Note may be prepaid without penalty, is unsecured and contains customary representations and covenants of the Company. The note includes customary events of default, and allows Cohen Enterprises the right to accelerate the amount due under the note upon the occurrence of such event of default, subject to certain cure right

On October 21, 2024 the Company learned that Eli Lilly has made certain public claims alleging, and has stated that it has filed a lawsuit against the Company claiming that the Company improperly copied its weight-loss medicine, Zepbound and Mounjaro. As of the date of this Report, the Company has not been officially served and strongly refutes any and all claims made by Eli Lilly regarding the sale of compounded tirzepatide. The Company believes it has strong arguments against Eli Lilly’s claims and intends to vigorously defend itself in this matter.

On October 24, 2024, the Company delivered an Advance Notice to Platinum Point Capital and sold Platinum Point Capital 33,333 shares of common stock pursuant to the terms of the ELOC for $2.36 per share for a total of $78,787, net of fees, discounts and expenses.

On November 11, 2024 and effective on October 1, 2024, the Company entered into a renewal of the Consulting agreement with Eugene M. Johnston, the Company’s Chief Financial Officer (the “CFO Consulting Agreement”) whereby Mr. Johnston agreed to serve as the Chief Financial Officer of the Company and to provide services to the Company as reasonably requested during the term of the CFO Consulting Agreement, which is 12 months. As consideration for the services to be provided by Mr. Johnston under the Consulting Agreement, the Company agreed to pay him (a) $4,000 per month; and (b) to issue him 25,000 shares of Company common stock under the Company’s 2022 Equity Incentive Plan, as amended, which shares vested upon execution of the CFO Consulting Agreement.

The CFO Consulting Agreement may be terminated prior to the end of the term (i) with the mutual approval of the parties; (ii) with written notice by the non-breaching party, upon the breach of the agreement by the other party, and the failure to cure such breach within 30 days; or (iii) by Mr. Johnston, at any time, for any reason.

Unless otherwise noted, share numbers and per share amounts in these financial statements reflect the Reverse Stock Split.

The impacts of the Reverse Stock Split were applied retroactively for all periods presented in accordance with applicable guidance, less the number of rounded whole shares issued for fractional shares on October 16, 2024. Therefore, prior period amounts are different than those previously reported. Certain amounts within the following tables may not foot due to rounding.

The following table illustrates changes in equity, as previously reported prior to, and as adjusted subsequent to, the impact of the Reverse Stock Split retroactively adjusted for the periods presented:

	December 31, 2022
	As Previously Reported	Impact of Reverse Stock Split	As Revised
Common Stock - Shares	13,365,000	(12,474,000)	891,000
Common Stock - Amount	1,337	(1,248)	89
Additional Paid-in Capital	2,628,449	1,247	2,629,696

	March 31, 2023
	As Previously Reported	Impact of Reverse Stock Split	As Revised
Common Stock - Shares	15,315,000	(14,294,000)	1,021,000
Common Stock - Amount	$1,532	$(1,430)	$102
Additional Paid-in Capital	$8,394,285	$1,430	$8,395,714

	June 30, 2023
	As Previously Reported	Impact of Reverse Stock Split	As Revised
Common Stock - Shares	16,714,500	(15,600,200)	1,114,300
Common Stock - Amount	$1,671	$(1,559)	$112
Additional Paid-in Capital	$9,861,684	$1,559	$9,863,242

	September 30, 2023
	As Previously Reported	Impact of Reverse Stock Split	As Revised
Common Stock - Shares	16,789,500	(15,670,200)	1,119,300
Common Stock - Amount	$1,679	$(1,796)	$117
Additional Paid-in Capital	$10,013,268	$1,564	$10,014,831

	December 31, 2023
	As Previously Reported	Impact of Reverse Stock Split	As Revised
Common Stock - Shares	21,419,500	(19,991,533)	1,427,967
Common Stock - Amount	2,142	(1,994)	148
Additional Paid-in Capital	12,000,785	1,995	12,002,779

	March 31, 2024
	As Previously Reported	Impact of Reverse Stock Split	As Revised
Common Stock - Shares	23,619,500	(22,044,866)	1,574,634
Common Stock - Amount	$2,362	$(2,199)	$163
Additional Paid-in Capital	$12,635,030	$2,200	$12,637,229

	June 30, 2024
	As Previously Reported	Impact of Reverse Stock Split	As Revised
Common Stock - Shares	29,135,451	(27,193,087)	1,942,364
Common Stock - Amount	$2,913	$(2,713)	$200
Additional Paid-in Capital	$30,300,213	$482,664	$30,782,876

The following table illustrates changes in loss per share and weighted average shares outstanding, as previously reported prior to, and as adjusted subsequent to, the impact of the Reverse Stock Split retroactively adjusted for the periods presented:

	Three months ended September 30, 2023
	As Previously Reported	Impact of Reverse Stock Split	As Revised
Loss attributable to common stockholders	(1,799,460)	-	-
Weighted average shares used to compute basic and diluted EPS	15,923,588	(14,862,016)	1,061,572
Loss per share - basic and diluted	$(0.11)	$(1.59)	$(1.70)

	Nine months ended September 30, 2023
	As Previously Reported	Impact of Reverse Stock Split	As Revised
Loss attributable to common stockholders	(6,644,370)	-	-
Weighted average shares used to compute basic and diluted EPS	14,923,461	(13,928,564)	994,897
Loss per share - basic and diluted	$(0.45)	$(6.23)	$(6.68)

The following outstanding stock options and warrants exercisable or issuable into shares of common stock were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	Nine months ended September 30, 2023
	As Previously Reported	Impact of Reverse Stock Split	As Revised
Common stock options	1,400,000	(1,306,667)	93,333
common stock warrants	1,063,000	(992,133)	70,867

Stock options were adjusted retroactively to give effect to the Reverse Stock Split for the nine months ended September 30, 2023

	Nine months ended September 30, 2023
	As Previously Reported		Impact of Reverse Stock Split		As Revised
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Options outstanding at December 31, 2022	1,250,000	$1.10	(1,166,667)	$15.40	83,333	$16.50
Options exercised	-		-		-	-
Options cancelled	-		-		-	-
Options granted	150,000	$1.10	(140,000)	$15.40	10,000	$16.50
Options outstanding at September 30, 2023	1,400,000		(1,306,667)		93,333

Warrants were adjusted retroactively to give effect to the Reverse Stock Split for the nine months ended September 30, 2023:

	Nine months ended September 30, 2023
	As Previously Reported		Impact of Reverse Stock Split		As Revised
	Warrants Outstanding	Weighted Average Exercise Price	Warrants Outstanding	Weighted Average Exercise Price	warrants Outstanding	Weighted Average Exercise Price
Warrants outstanding at December 31, 2022	2,000,000	$1.00	(1,866,667)	$14.00	133,333	$15.00
Warrants exercised	(1,024,500)	$1.00	956,200	$14.00	(68,300)	$15.00
Warrants cancelled	-		-		-	-
Warrants granted	87,500	$5.00	(81,667)	$70.00	5,833	$75.00
Warrants outstanding at September 30, 2023	1,063,000		(992,134)		70,866

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

The following discussion is based upon our condensed consolidated financial statements included elsewhere in this Quarterly Report, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed consolidated interim financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. In the course of operating our business, we routinely make decisions as to the timing of the payment of invoices, the collection of receivables, the shipment of products, and the fulfillment of orders, among other matters. Each of these decisions has some impact on the financial results for any given period. In making these decisions, we consider various factors including contractual obligations, customer satisfaction, competition, internal and external financial targets and expectations, and financial planning objectives. On an on-going basis, we evaluate our estimates, including those related to sales returns, allowance for doubtful accounts, impairment of long-term assets, especially goodwill and intangible assets, assumptions used in the valuation of stock-based compensation, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited condensed consolidated financial statements of the Company for the three and nine months ended September 30, 2024 and 2023, above.

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

The following discussion of the Company’s historical performance and financial condition should be read together with the condensed consolidated financial statements and related notes included herein. This discussion contains forward-looking statements based on the views and beliefs of our management, as well as assumptions and estimates made by our management. These statements by their nature are subject to risks and uncertainties, and are influenced by various factors. As a consequence, actual results may differ materially from those in the forward-looking statements. See “Item 1A. Risk Factors” included herein for the discussion of risk factors and see “Cautionary Statement Regarding Forward-Looking Statements” for information on the forward-looking statements included below.

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

Introduction

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. An overview of our current operations.

●	Recent Events. A summary of recent events affecting the Company.

●	Plan of Operations. A description of our plan of operations for the next 12 months including required funding.

●	Results of Operations. An analysis of our financial results comparing the three and nine months ended September 30, 2024 and 2023.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

●	Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Overview

We connect consumers to licensed healthcare professionals through our website at www.MangoRx.com, for the provision of care via telehealth on our customer portal. We also provide access for customers to a licensed pharmacy for online fulfillment and distribution of certain medications that may be prescribed as part of telehealth consultations. To date, we have identified men’s wellness telemedicine services and products as a growing sector in recent years and especially related to the areas of erectile dysfunction (“ED”), hair loss, testosterone replacement or enhancement therapies, and weight management treatments. Our products currently consist of the following:

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

-	‘MOJO’ by MangoRx - This product is produced at our related party compounding pharmacy and is available to patients on the determination of a prescribing physician that the compounded drug is necessary for the individual patient. MOJO currently includes the following three ingredients - (1) Dehydroepiandrosterone (“DHEA”), which is available as dietary supplement, (2) Pregnenolone, which is available as a dietary supplement, and (3) Enclomiphene Citrate, one of the active ingredients in Clomid and is used in an FDA approved drug. However, the fact that Enclomiphene Citrate is used in an FDA approved drug, and that DHEA and Pregnenolone are available as a dietary supplement, does not mean that these ingredients will prove safe when combined into a single formulation to attempt to treat hormone imbalances. MOJO is encapsulated in convenient chewable, mango-flavored rapid dissolve tablets (“RDT”).

We currently offer one dosage level of our MOJO product and anticipate doctors prescribing MOJO based on their needs and medical history of the patient. Our MOJO product currently includes the following amounts of the three ingredients: (1) DHEA (10mg), (2) Pregnenolone (5mg) and (3) Enclomiphene Citrate (25mg). Our MOJO product has not been, and will not be, approved by the FDA and instead we produce and sell our MOJO product and plan to produce and sell future pharmaceutical products, under an exemption provided by Section 503A of the Federal Food, Drug, and Cosmetic Act.

-	‘PRIME’ by MangoRx, Powered by Kyzatrex® - ‘PRIME’, by MangoRx, powered by Kyzatrex®️, an innovative FDA-approved oral Testosterone Replacement Therapy (TRT) product, is a prescription drug that is used to treat adult men who have low or no testosterone levels due to certain medical conditions and is one of only three FDA approved TRT treatments that is delivered orally—as opposed to the traditional, invasive, and inconvenient injection-based drug delivery protocol. ‘PRIME’, by MangoRx, powered by Kyzatrex®️ delivers testosterone in a softgel capsule that is absorbed primarily via the lymphatic system, avoiding liver toxicity. The benefits of ‘PRIME,’ powered by Kyzatrex®️, over traditional injectable TRTs include enhanced vitality, improved mood, sharper cognition, optimized physical performance, and balanced hormonal levels at 96% efficacy by day 90, as demonstrated in Phase 3 clinical research by Marius Pharmaceuticals. With ‘PRIME,’ MangoRx will expand broad-based consumer access to this revolutionary therapy.

-	‘SLIM’ by MangoRx - This product is produced at our related party compounding pharmacy and is available to patients on the determination of a prescribing physician that the compounded drug is necessary for the individual patient. SLIM currently includes the following two ingredients - (1) Vitamin B6, which is available as dietary supplement, and (2) Semaglutide, the active ingredient used in an FDA approved drug. However, the fact that Semaglutide is used in an FDA approved drug, and that Vitamin B6 is available as a dietary supplement, does not mean that these ingredients will prove safe when combined into a single formulation to attempt to assist with weight loss or weight management. SLIM is encapsulated in convenient chewable, mint-flavored RDT.

We currently offer four dosage levels of our SLIM product and anticipate doctors prescribing SLIM based on their needs and medical history of the patient. Our SLIM product currently includes the (1) Vitamin B6 (10mg), and (2) Semaglutide, in either 0.5mg, 1.0mg, 1.5mg or 2.0mg variations, which amount is based on the prescribing practitioner. Our SLIM product has not been, and will not be, approved by the FDA and instead we produce and sell our SLIM product and plan to produce and sell future pharmaceutical products, under an exemption provided by Section 503A of the Federal Food, Drug, and Cosmetic Act.

-	‘TRIM’ by MangoRx - This product is produced at our related party compounding pharmacy and is available to patients on the determination of a prescribing physician that the compounded drug is necessary for the individual patient. TRIM currently includes the following one singular ingredient, which is Tirzepatide, an active ingredient in used in an FDA approved drug. However, the fact that Tirzepatide is used in an FDA approved drug does not mean that it will prove safe when combined into a single formulation and taken orally to assist with weight loss or weight management. TRIM is encapsulated in convenient chewable, citrus-flavored RDT.

We currently offer three dosage levels of our TRIM product and anticipate doctors prescribing TRIM based on their needs and medical history of the patient. Our TRIM product currently includes Tirzepatide, in either 3mg, 4mg, or 5mg variations, which amount is based on the prescribing practitioner. Our TRIM product has not been, and will not be, approved by the FDA and instead we produce and sell our TRIM product and plan to produce and sell future pharmaceutical products, under an exemption provided by Section 503A of the Federal Food, Drug, and Cosmetic Act.

Mango, Grow, Mojo, Slim and Trim are collectively referred to as the “Compounded Products”.

Recent Events

In addition to the recent funding events and agreements described in greater detail below under “Liquidity and Capital Resources—Recent Events”, the following material transactions took place during the nine months ended September 30, 2024:

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

In the event any of the Cash Payments have not been made on or before the due date thereof as provided above, we have 30 days to cure such non-payment, and if not paid by the end of such 30 day period, we have the option of paying Intramont $15,000 for a thirty day extension period for each Cash Payment. The Company and Intramont have agreed to payment in full of amounts owed, by December 31, 2024, of which $25,000 has been paid as of September 30, 2024.

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

Plan of Operations

We had a working deficit of $1.3 million as of September 30, 2024. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we currently anticipate the need for additional funding in order to continue our operations at their current levels and to pay the costs associated with being a public company for the next 12 months. We may also require additional funding in the future to expand or complete acquisitions.

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

Results of Operations

Comparison of the three months ended September 30, 2024 and 2023

Revenues

We began generating revenues in November 2022 and had revenues of $133,368 and $245,160 for the three months ended September 30, 2024 and 2023, respectively.

Revenue decreased by $111,792 or 45.6% for the three months ended September 30, 2024, compared to the three months ended March 31, 2023, due to issues arising while the Company migrated from its previous telehealth platform to its newly developed telehealth platform, resulting in a delay in marketing activities of the Company’s products.

Cost of Revenues

We had cost of revenues of $21,505 and $52,193 for the three months ended September 30, 2024 and 2023, respectively, attributed to costs associated with the Company’s third party doctor’s network and product shipping costs, and related party cost of revenues of $29,192 and $48,378 for the three months ended September 30, 2024 and 2023, respectively, relating to amounts paid to Epiq Scripts, LLC (“Epiq Scripts”), a related party, 51% owned and controlled by Jacob D. Cohen, our Chairman and Chief Executive Officer, which entity provides us pharmacy and compounding services. The related party cost of revenues was associated with a Master Services Agreement entered into with Epiq Scripts and a related statement of work and the remaining cost of revenues was attributed to the amounts paid to our unrelated party doctors network and shipping expenses.

Cost of revenues decreased for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, directly corelated to the decrease in products sold.

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

Gross Profit

We had gross profit of $82,671 and $144,589 for the three months ended September 30, 2024 and 2023, respectively, which gross profit decreased due to the decrease in revenue over the period and an increase in shipping costs and the Company offering various discounts and incentives to attract first time customers.

Operating Expenses

We had total general and administrative expenses of $1,840,745 and $1,944,049, for the three months ended September 30, 2024 and 2023, respectively, a decrease of $103,304 from the prior period.

The decrease in general administration expenses for the three months ended September 30, 2024, compared to the prior period, was due primarily to increased accounting and auditing fees of $40,204 and $9,200, for the three months ended September 30, 2024 and 2023, respectively, which was in connection with fees paid to our accountants and auditors in connection with the preparation and reviews of our financial statements included in our quarterly reports and the audit of our financial report included in our annual report. Software development fees of $188,782 and $70,599 for the three months ended September 30, 2024 and 2023, respectively, related to the front and backend development of our website in the current period. Software development expenses are integral to customers accessing our ordering system and successfully placing an order for our products. These increases are offset by decreases in general consulting related expenses of $86,735 and $156,929, for the three months ended September 30, 2024 and 2023, respectively, related to other various consulting fees paid in connection with our operations in the current period. Insurance related expenses of $38,571 and $104,486 for the three months ended September 30, 2024 and 2023, respectively, related to general and liability insurance and for director and officer insurance in the current period.

Salary and benefits were $242,941 and $271,466 for the three months ended September 30, 2024 and 2023, respectively, which decreased due to a decrease in our executive salaries due to a reduction in headcount.

Advertising and marketing expenses in the amount of $251,330 and $720,531, for the three months ended September 30, 2024 and 2023, respectively, related to our cost of acquiring new customers through social media influencers, online advertising and special events.

We had $255,000 of investor relations expenses for the three months ended September 30, 2024, related to awareness of our stock to the public market, compared to $255,500 of investor relations expenses for the three months ended September 30, 2023.

Stock-based compensation totaled $567,619 and $151,592 (including a total of $458,861 and $84,752 attributed to stock issued for services and $84,752 and $66,842 attributed to stock-based compensation from issuances of options and warrants), for the three months ended September 30, 2024 and 2023, respectively, which increase was due to which increase was mainly due to bonuses issued to certain officers, directors and employees for services rendered.

Other Expense

We had interest expense (amortization on discount) of $241,620 for the three months ended September 30, 2024, compared to $0 for the three months ended September 30, 2023, which was in connection with our Series B Preferred Stock offering. The discount on convertible preferred stock is amortized over the term until conversion, which is expected to be within nine months.

Net Loss

We had a net loss of $1,999,694 and $1,799,460 for the quarters ended September 30, 2024 and 2023, respectively, representing an increase in net loss of $200,234 or 11.1% from the prior period, for the reasons discussed above.

Comparison of the nine months ended September 30, 2024 and 2023

Revenues

We began generating revenues in November 2022 and had revenues of $510,626 and $487,119 for the nine months ended September 30, 2024 and 2023, respectively.

Revenue increased by $23,507 or 4.8% for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, due to the Company increasing its digital marketing efforts and through recurring customer subscriptions.

Cost of Revenues

We had cost of revenues of $71,965 and $101,538 for the nine months ended September 30, 2024 and 2023, respectively, attributed to costs associated with the Company’s third party doctor’s network and product shipping costs, and related party cost of revenues of $138,800 and $96,663 for the nine months ended September 30, 2024 and 2023, respectively, relating to amounts paid to Epiq Scripts, a related party, 51% owned and controlled by Jacob D. Cohen, our Chairman and Chief Executive Officer, which entity provides us pharmacy and compounding services.

Cost of revenues increased for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, directly corelated to the increase in products sold.

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

Gross Profit

We had gross profit of $299,861 and $288,918 for the nine months ended September 30, 2024 and 2023, respectively. The related party cost of revenues was associated with a Master Services Agreement entered into with Epiq Scripts and a related statement of work and the remaining cost of revenues was attributed to the amounts paid to our unrelated party doctors network and shipping expenses.

Operating Expenses

We had total general and administrative expenses of $6,594,193 and $6,939,761, for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $345,568 from the prior period.

The decrease in general administration expenses for the nine months ended September 30, 2024, compared to the prior period, was due primarily to increased cost related to our legal fees of $346,159 and $257,111 for the nine months ended September 30, 2024 and 2023, respectively, mainly related to legal fees in connection with our follow-on offering, preferred offering, acquisitions and related matters. Software development fees of $600,163 and $361,740 for the nine months ended September 30, 2024 and 2023, respectively, related to the front and backend development of our website in the current period. Software development expenses are integral to customers accessing our ordering system and successfully placing an order for our products. Accounting and auditing fees of $106,287 and $86,800, for the nine months ended September 30, 2024 and 2023, respectively, which was in connection with fees paid to our accountants and auditors in connection with the preparation and reviews of our financial statements included in our quarterly reports and the audit of our financial report included in our annual report. These increases were offset by decreases in placement agent fees of $12,600 and $400,000, for the nine months ended September 30, 2024 and 2023, respectively, relating to fees paid to our placement agent in connection with our private placement and initial public offerings in the prior period. General consulting related expenses of $307,044 and $376,070, for the nine months ended September 30, 2024 and 2023, respectively, related to other various consulting fees paid in connection with our operations in the current period. Insurance related expenses of $104,406 and $170,321, for the nine months ended September 30, 2024 and 2023, respectively, related to general and liability insurance and for director and officer insurance. Investor relations expenses of $438,000 and $774,965, for the nine months ended September 30, 2024 and 2023, respectively, related to cost associated with bringing awareness about our public market through third parties and press releases about our public company. Travel expenses of $136,600 and $237,422, for the nine months ended September 30, 2024 and 2023, respectively, related to cost associated with meeting with vendors, travel for promotional events and other travel related expenses. We had loss on sale of assets of $18,387 for the nine months ended September 30, 2024, compared to $0 for the nine months ended September 30, 2023. On May 15, 2024, the Company disposed of $119,819 of equipment to Epic Scripts, a related party, in an arm’s length transaction. The equipment was sold for $65,000, realizing a loss on sale of assets of $18,837.

Salary and benefits were $795,255 and $667,560 for the nine months ended September 30, 2024 and 2023, respectively, which increased due to an increase in our internal operational workforce.

Advertising and marketing expenses in the amount of $1,332,957 and $1,633,528, for the nine months ended September 30, 2024 and 2023, respectively, related to digital marketing and advertising expenses, various branding initiatives and promotional events. The decrease was related to a reduction in advertising and marketing, while we develop our internal software front and backend development of our website.

We had $438,000 of investor relations expenses for the nine months ended September 30, 2024, related to awareness of our stock to the public market, compared to $774,965 of investor relations expenses for the nine months ended September 30, 2023.

Stock-based compensation totaled $1,881,464 and $1,367,134 (including a total of $1,683,515 and $1,171,750 attributed to stock issued for services and $197,702 and $195,384 attributed to stock-based compensation from issuances of options and warrants), for the nine months ended September 30, 2024 and 2023, respectively, which increase was due to which increase was mainly due to bonuses issued to certain officers, directors and employees for services rendered.]

Other Expense

We had imputed interest expense of $0 and $6,473 (which represented imputed interest on the related party loans which were repaid in 2023, as discussed below under “Liquidity and Capital Resources”) for the nine months ended September 30, 2024 and 2023, respectively.

We had interest expense (amortization on discount) of $464,298 for the nine months ended September 30, 2024, compared to $0 for the nine months ended September 30, 2023, which was in connection with our Series B Preferred Stock offering. The discount on convertible preferred stock is amortized over the term until conversion, which is expected to be within nine months.

Net Loss

We had a net loss of $6,758,630 and $6,644,370 for the nine months ended September 30, 2024 and 2023, respectively, representing a decrease in net loss of $114,260 or 1.7% from the prior period, for the reasons discussed above.

Liquidity and Capital Resources

As of September 30, 2024, we had $73,912 of cash and cash equivalents, compared to $739,006 of cash and cash equivalents of December 31, 2023. We also had $13,213 of inventory, $3,061 of property and equipment, net, consisting of computers and general office equipment, $16,942 of security deposit, representing the security deposit on our leased office space, $74,913 of right of use asset in connection with our office space lease and $14,610,000 of patents, which we acquired pursuant to the Patent Purchase Agreement described in greater detail above under “Recent Events—Patent Purchase Agreement”

Cash decreased mainly due to funds used for general operating expenses.

As of September 30, 2024, the Company had total current liabilities of $1,391,382, consisting of $707,519 of accounts payable and accrued liabilities, $46,443 of accounts payable and accrued liabilities – related party, relating to accrued and unpaid salary owed to our CEO and payments to Epiq Scripts, our related party pharmacy, $5,580 of payroll tax liabilities, $187,500 of notes payable to related parties, relating to loans to the Company by our CEO and an entity owned by our CEO, $69,340 of right-of-use liability, operating lease, current portion, and $375,000 of other liabilities related to purchase of intellectual property. We also had $12,167 of right-of-use liability, long-term.

As of September 30, 2024, we had a working deficit of $1.3 million and a total accumulated deficit of $17,985,966.

We have mainly relied on related party loans, as well as funds raised through the sale of securities, mainly through a private placement offering, our IPO, our Follow On Offering, the sale of Series B Convertible Preferred Stock and shares of common stock pursuant to the ELOC, each discussed below, and revenues generated from sales of our products, to support our operations since inception. We have primarily used our available cash to pay operating expenses. We do not have any material commitments for capital expenditures, except pursuant to the terms of the SPA and ELOC, discussed in greater detail below.

Need for Future Funding; Review of Strategic Alternatives

We have experienced recurring net losses since inception. We believe that we will continue to incur substantial operating expenses in the foreseeable future as we continue to invest to bring Prime and our Compounded Products to market and to attract customers, expand the product offerings and enhance technology and infrastructure. These efforts may prove more expensive than we anticipate, and we may not succeed in generating commercial revenues or net income to offset these expenses. Accordingly, we may not be able to achieve profitability, and we may incur significant losses for the foreseeable future. Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of December 31, 2023. As of September 30, 2024, our current capital resources, are not expected to be sufficient for us to fund operations for the next 12 months. We need to raise funding in addition to the funding raised in our IPO and Follow On Offering, to support our operations in the future, a portion of which we expect to raise pursuant to the SPA and ELOC. We may also seek to acquire additional businesses or assets in the future, which may require us to raise funding. We currently anticipate such funding being raised through the offering of debt or equity. Such additional financing, if required, may not be available on favorable terms, if at all. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our shareholders experiencing significant dilution. If such financing is unavailable, we may be forced to curtail our business plan, which may cause the value of our securities to decline in value.

To support our existing operations or any future expansion of business, including the ability to execute our growth strategy, we must have sufficient capital to continue to make investments and fund operations. We have plans to pursue an aggressive growth strategy for the expansion of operations through marketing to attract new customers for Prime and our Compounded Products.

Additionally, the Company recently initiated a formal review process to evaluate strategic alternatives for the Company. The Board of Directors and management team are committed to acting in the best interests of the Company, its stockholders and its stakeholders. There is no deadline or definitive timetable set for completion of the strategic alternatives review process and there can be no assurance that this process will result in the Company pursuing a transaction or any other strategic outcome. Transactions which may be undertaken by the Company, may include, but are not limited to, business combinations, liquidations of assets and/or a sale of the Company or its assets. The Company does not intend to make any further public comment regarding the review of strategic alternatives until it has been completed or the Company determines that a disclosure is required by law or otherwise deemed appropriate. Risks relating to a potential strategic transaction are disclosed in greater detail under the risk factor titled “We may enter into strategic transactions in the future which may result in a material change in our operations and/or a change of control”, under “Part II – Other Information — “Item 1A. Risk Factors”.

Cash Flows

	September 30 ended September 30, 2024	September 30 ended September 30, 2023
Cash provided by (used in):
Operating activities	$(3,734,201)	$(5,299,634)
Investing activities	65,000	(3,519)
Financing activities	3,005,770	5,857,040
Net increase (decrease) in cash equivalents	$(663,431)	$553,887

Net cash used in operating activities was $3,734,201 for the nine months ended September 30, 2024, which was mainly due to $6,758,630 of net loss, offset by $1,683,515 of common stock issued for services, and $566,754 of accounts payable and accrued liabilities related parties.

Net cash used in operating activities was $5,299,634 for the nine months ended September 30, 2023, which was mainly due to $6,644,370 of net loss offset by $1,171,750 of common stock issued for services and $195,384 of options vested for stock-based compensation.

Net cash used in investing activities was $65,000 for the nine months ended September 30, 2024, which was solely related to the sale of assets.

Net cash used in investing activities was $3,519 for the nine months ended September 30, 2023, which was due to the purchase of equipment.

Net cash provided by financing activities was $3,005,770 for the nine months ended September 30, 2024, which was mainly due to $2,250,000 of proceeds from the sale of preferred stock for cash, relating to shares of Series B Preferred Stock sold during the period (see “Securities Purchase Agreement”, below); $187,500 in loans from our CEO and related parties, due on demand at zero percent interest, and $568,270 of proceeds from the sale of common stock for cash relating to proceeds received from the Follow On Offering and our ELOC.

Net cash provided by financing activities was $5,857,040 for the nine months ended September 30, 2023, which was mainly due to $5,000,000 of proceeds from the sale of common stock in our IPO, discussed below.

Related Party Loans and Advances

On June 29, 2022, the Company received an advance of $25,000 from Cohen Enterprises, which is owned by Mr. Cohen, the Chairman and Chief Executive Officer of the Company, who is also the majority shareholder of the Company, in order to cover various general and administrative expenses. The Company repaid Cohen Enterprises $25,000 on August 18, 2022 and the remaining $89,200 on April 4, 2023, bringing the total amount owed to Cohen Enterprises to $0 as of December 31, 2023. The Company further recorded a credit of $8,223 and $-0- towards imputed interest, as other income (previously calculated at a rate of 8% per annum) against the related party advances for the three and nine months ended September 30, 2023.

On March 1, 2024, the Company borrowed $37,500 from Ronin Equity Partners, which is owned and controlled by Jacob D. Cohen, the Company’s Chief Executive Officer and Chairman of the Board of Directors. The amount borrowed is payable on demand and does not accrue interest. The Company repaid the full amount of $37,500 on October 7, 2024, with no interest.

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

Initial Public Offering

On March 23, 2023, we consummated our IPO of 83,334 shares of common stock at a price to the public of $60.00 per share, pursuant to that certain Underwriting Agreement, dated March 20, 2023, between the Company and Boustead Securities, LLC, as representative of several underwriters named in the Underwriting Agreement (“Boustead”). The Company received gross proceeds of approximately $5 million, before deducting underwriting discounts and commissions and estimated offering expenses payable by the Company upon the sale of the shares. In connection with the IPO, the Company also granted Boustead a 45-day option to purchase up to an additional 12,500 shares of its common stock, which expired unexercised

At the same time, and as part of the same registration statement, but pursuant to a separate prospectus the Company registered the sale of 317,667 shares of common stock, including 133,334 shares of common stock issuable upon the exercise of outstanding warrants to purchase shares of common stock with an exercise price of $15.00 per share, of which warrants to purchase 65,034 shares of common stock remain outstanding, and unexercised, as of the date of this Report.

As additional consideration in connection with the IPO, we granted Boustead, the representative of the underwriters named in the Underwriting Agreement for the IPO, warrants to purchase 5,834 shares of common stock with an exercise price of $75.00 per share, which are exercisable beginning six months after the effective date of the registration statement filed in connection with the IPO (March 20, 2023) and expire five years after such effectiveness date, or March 20, 2028.

At the same time, and as part of the same registration statement, but pursuant to a separate prospectus (the “Resale Prospectus”), the Company registered the sale of 317,667 shares of common stock, including 133,334 shares of common stock issuable upon the exercise of outstanding warrants to purchase shares of common stock with an exercise price of $15.00 per share, of which warrants to purchase 65,034 shares of common stock remain outstanding and unexercised.

Follow On Offering

On December 15, 2023, we entered into another underwriting agreement (the “Underwriting Agreement”) with Boustead, as representative of the underwriters named on Schedule 1 thereto (the “Underwriters”), relating to a public offering of 266,667 shares of the Company’s common stock to the Underwriters at a purchase price to the public of $4.50 per share and also granted to the Underwriters a 45-day option to purchase up to 40,000 additional shares of its common stock, solely to cover over-allotments, if any, at the public offering price less the underwriting discounts (the “Follow On Offering”).

The Follow On Offering closed on December 19, 2023. As a result, the Company sold 266,667 shares of its common stock for total gross proceeds of $1.2 million.

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

On December 19, 2023, pursuant to the Underwriting Agreement, the Company issued a common stock purchase warrant to Boustead for the purchase of 18,667 shares of common stock at an exercise price of $5.70, subject to adjustments. The warrant is exercisable at any time and from time to time, in whole or in part, until December 14, 2029, and may be exercised on a cashless basis.

On January 18, 2024, the Underwriters notified the Company that they were exercising their over-allotment option in full to purchase an additional 40,000 shares of common stock, which sale closed on January 22, 2024. The net proceeds to the Company from the sale of the 40,000 shares of common stock, after deducting underwriting discounts and expenses, was approximately $160,000. Inclusive of the full exercise of the over-allotment option, a total of 306,607 shares of common stock were issued and sold in the Offering.

On January 22, 2024, pursuant to the Underwriting Agreement, the Company also issued a common stock purchase warrant to Boustead for the purchase of 2,800 shares of common stock at an exercise price of $5.63, subject to adjustments. The warrant is exercisable at any time and from time to time, in whole or in part, until December 14, 2028, and may be exercised on a cashless basis.

Securities Purchase Agreement

Effective on April 5, 2024 (the “Initial Closing Date”), we agreed to definitive terms on a Securities Purchase Agreement dated April 4, 2024 (as amended from time to time, the “SPA”), with an institutional accredited investor (the “Purchaser”), pursuant to which the Company agreed to sell to the Purchaser, and the Purchaser agreed to purchase from the Company, 1,500 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) of the Company for $1,650,000, and warrants (the “Initial Warrants”), to purchase up to 220,000 shares of common stock, of the Company, for an aggregate purchase price of $1,500,000. On the Initial Closing Date, the Company sold the Purchaser 500 shares of Series B Preferred Stock (the “Initial Closing Shares”) and the Initial Warrants, for an aggregate of $500,000. The Initial Warrants have a term of five years.

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

On April 28, 2024, the Company and the Purchaser entered into an Omnibus Amendment Agreement No. 1 (the “Amendment”), which amended the SPA to, adjust the closings which were to take place under the SPA as follows:

#	Initial Stated Value of Preferred Stock to be issued by installment	Warrants to be issued	Closing Date	Aggregate Purchase Price by installment (USD)
Initial Closing	$550,000	220,000	Initial Closing Date	$500,000 (“Initial Closing Amount”)
Second Closing	$275,000		On or before June 30, 2024 (the “Second Closing Date”)	$250,000 (“Second Closing Amount”)
Third Closing	$825,000	100,000	On or before June 30, 2024	$750,000 (“Third Closing Amount”)
Fourth Closing	$1,100,000		Such date as is no later than 180 days (the “Fourth Closing Date”) after the shares of Common Stock issuable in respect of the Series B Preferred Stock sold in each of the Initial Closing, Second Closing, the Third Closing, and the Fourth Closing have been registered under the Securities Act of 1933, as amended (the “Securities Act”), subject to any limitations pursuant to Rule 415	$1,000,000.00 (the “Fourth Closing Amount”)
Total	$2,750,000	320,000		$2,500,000

On June 28, 2024 (the “Third Closing Date”), the Company sold the Purchaser 750 shares of Series B Preferred Stock (the “Third Closing Shares”) and (a) warrants to purchase up to 66,667 shares of common stock at an exercise price of $0.50 per share; and (b) warrants to purchase up to 33,333 shares of common stock at an exercise price of $0.67 per share (collectively, (a) and (b), the “Additional Warrants”, and together with the Initial Warrants, the “Warrants”, and the shares of common stock issuable upon exercise of the Warrants, the “Warrant Shares”). The Additional Warrants were exercisable on or after October 4, 2024, and for five years thereafter.

If at any time the Warrants are outstanding there occurs any share split, share dividend, share combination recapitalization or other similar transaction involving the common stock (each, a “Share Combination Event”, and such date thereof, the “Share Combination Event Date”) and the Event Market Price (defined below) is less than the then exercise price then in effect, then on the sixth trading day immediately following such Share Combination Event Date, the Exercise Price then in effect on such sixth trading day is automatically reduced (but in no event increased) to the Event Market Price. The “Event Market Price” means, with respect to any Share Combination Event Date, the quotient determined by dividing (x) the sum of the volume weighted average price of the common stock for each of the five trading days ending and including the trading day immediately preceding the sixth trading day after such Share Combination Event Date, divided by (y) five. In connection with the Reverse Stock Split, the exercise price of the Warrants was automatically adjusted to $2.53 per share.

As described in the table above, the sale of an additional 1,000 shares of Series B Preferred Stock in the Fourth Closing was subject to certain conditions to closing and was expected to occur within 180 days after the shares of common stock issuable upon conversion of the Series B Preferred Stock sold in the Initial Closing, Second Closing, Third Closing and Fourth Closing, have been registered under the Securities Act.

From (a) the Initial Closing Date until 30 days after the effective date of the registration statement registering for resale all of the Warrant Shares and shares of common stock issuable upon conversion of the Series B Preferred Stock which may be sold at the Initial Closing, Second Closing, Third Closing and Fourth Closing, which registration statement been declared effective, the Company is prohibited from (i) issuing, entering into any agreement to issue or announcing the issuance or proposed issuance of any shares of common stock, common stock equivalents, preferred stock or preferred stock equivalents or (ii) filing any registration statement or amendment or supplement thereto, other than the filing a registration statement on Form S-8 in connection with any employee benefit plan; and (b) from the Initial Closing Date until 180 days after the Initial Closing Date, the Company is prohibited from effecting or entering into an agreement to effect any issuance by the Company or any of its subsidiaries of common stock, common stock equivalents, preferred stock or preferred stock equivalents (or a combination of units thereof) involving a Variable Rate Transaction (as defined in the SPA), except for an equity line of credit.

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

Registration Rights Agreement

In connection with the SPA, the Company entered into a registration rights agreement (as amended from time to time, the “Registration Rights Agreement”) with the Purchaser. Pursuant to the Registration Rights Agreement, the Company is required to file a resale registration statement (the “Registration Statement”) with the SEC to register for resale of the shares of the Company’s common stock issuable upon conversion of all shares of Series B Preferred Stock which may be sold at the Initial Closing, Second Closing, Third Closing and Fourth Closing, shares of common stock issuable in lieu of cash dividends which could accrue on the Series B Preferred Stock for a period of two years, and the Warrant Shares, within 30 days of the Closing Date, and to have such Registration Statement declared effective within 5 trading days after the date notified by the SEC that the SEC is not reviewing the Registration Statement, in the event the Registration Statement is not reviewed by the SEC, or 60 days of the Closing Date in the event the Registration Statement is reviewed by the SEC. The Company will be obligated to pay certain liquidated damages to the Purchaser if the Company fails to file the Registration Statement when required, fails to cause the Registration Statement to be declared effective by the SEC when required, of if the Company fails to maintain the effectiveness of the Registration Statement. Additionally, pursuant to the Amendment, within ten (10) calendar days of the execution and delivery of the Amendment, the Company was required to file a new registration statement on Form S-1 to provide for the registration of (a) 977,778 shares of common stock issuable in respect of the Series B Preferred Stock sold in each of the Second Closing, the Third Closing, and the Fourth Closing and (b) 100,000 shares of common stock issuable pursuant to the Additional Warrants.

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

The Series B Convertible Preferred Stock terms are described in greater detail in the Current Report on Form 8-K filed by the Company with the SEC on April 11, 2024. On June 27, 2024, with the approval of the Company and the sole shareholder of the Series B Preferred Stock, the Company amended the Series B Designation, to increase the floor price of the Series B Preferred Stock from $0.525 per share to $2.25 per share.

Equity Purchase Agreement

Also on the Initial Closing Date, the Company entered into an Equity Purchase Agreement (the “ELOC”) with the Purchaser pursuant to which the Purchaser committed to purchase up to $25,000,000 (the “Maximum Amount”) of the Company’s common stock (the “Financing”). On the Initial Closing Date, the Company issued 66,667 shares of the Company’s common stock to the Purchaser as a commitment fee (the “Commitment Shares”). In connection with the Financing, on the Closing Date, the Company and the Purchaser also entered into a Registration Rights Agreement (the “ELOC RRA”).

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

The right of the Company to issue and sell the Advance Shares to the Purchaser is subject to the satisfaction of certain closing conditions, including, but not limited to, (i) a Registration Statement on Form S-1 registering for resale by the Purchaser of the Advance Shares and Commitment Shares being declared effective by the SEC, which has occurred to date, (ii) accuracy of the Company’s representations and warranties, (iii) the Company’s performance under the ELOC in all material respects, (iv) no suspension of trading or delisting of common stock, (v) the limitation of the Purchaser’s beneficial ownership of the Company’s common stock to no more than 4.99% of the Company’s then outstanding common stock, (vi) the Company maintaining its DWAC-eligible status, (vii) the Company maintaining a sufficient share reserve, and (viii) the closing price of the Company’s common stock on the date the Advance Notice is received must exceed $0.15. To date, the Company has sold a total of 230,000 shares for gross proceeds of $999,667 before fees, discounts and expenses under the ELOC.

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

Need for Future Funding

As discussed above, our current capital resources are not expected to be sufficient for us to fund operations for the next 12 months. We believe we will need funding to support our operations in the future. We may also seek to acquire additional businesses or assets in the future, which may require us to raise funding. As noted above, we have entered into a SPA and ELOC agreements, which are detailed above, for additional funding to help meet our capital requirements over the next 12 months, which will result in shareholder dilution. Additional funding, if required, may be raised through the offering of debt or equity. Such additional financing, if required, may not be available on favorable terms, if at all. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our shareholders experiencing significant dilution. If such financing is unavailable, we may be forced to curtail our business plan, which may cause the value of our securities to decline in value.

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

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our financial statements are fairly stated in accordance with GAAP and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our condensed consolidated financial statements:

Share-Based Compensation - Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, which requires recognition in the condensed consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the shorter of period the employee or director is required to perform the services in exchange for the award or the vesting period. ASC 718 also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. Pursuant to ASC 505-50, for share-based payments to non-employees, compensation expense is determined at the “measurement date.” The expense is recognized over the service period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date. Additionally, we used this same methodology when determining the fair value of our restricted common stock issuances to managers and other related parties.

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

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. This ASU will likely result in us including the additional required disclosures when adopted. We are currently evaluating the provisions of this ASU and expect to adopt them for the year ending December 31, 2024.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our Series B Convertible Preferred Stock and 6% Series C Convertible Cumulative Preferred Stock include a liquidation preference.

Our Series B Preferred Stock includes a liquidation preference of $1,100 per share, which may be increased from time to time pursuant to the terms of such Series B Preferred Stock (currently totaling an aggregate of $1,342,000 for all 1,220 outstanding shares of Series B Preferred Stock) which is payable upon liquidation, before any distribution to our common stock shareholders. Our Series C Preferred Stock includes a liquidation preference of $20 per share, which may be increased from time to time pursuant to the terms of such Series C Preferred Stock (currently totaling an aggregate of $19,600,000 for all outstanding shares of Series B Preferred Stock) which is payable upon liquidation, before any distribution to our common stock shareholders, but after distributions to our Series B Preferred Stock holders. As a result, if we were to dissolve, liquidate or sell our assets, the holders of our Series B Preferred Stock would have the right to receive up to the first approximately $1,342,000 in proceeds from any such transaction and holders of our Series C Preferred Stock would have the right to receive up to approximately $19.6 million of the remaining proceeds from any such transaction. The payment of the liquidation preferences could result in common stock shareholders not receiving any consideration if we were to liquidate, dissolve or wind up, either voluntarily or involuntarily. Additionally, the existence of the liquidation preferences may reduce the value of our common stock, make it harder for us to sell shares of common stock in offerings in the future, or prevent or delay a change of control. Because our Board of Directors is entitled to designate the powers and preferences of the preferred stock without a vote of our shareholders, subject to Nasdaq rules and regulations, our shareholders will have no control over what designations and preferences our future preferred stock, if any, will have.

The issuance of common stock upon conversion of the Series B Preferred Stock and Series C Preferred Stock and upon exercise of the Warrants will cause immediate and substantial dilution to existing shareholders.

Each holder of Series B Preferred Stock may, at its option, convert its shares of Series B Preferred Stock into that number of shares of common stock equal to the Stated Value of such share of Series B Preferred Stock (initially $1,100 per share), divided by the lesser of (x) $6.00, or (y) 90% of the average of the three lowest volume weighted average prices during the ten trading days preceding and ending on and including the conversion date subject to adjustment as provided in the designation (the “Conversion Price”). Further, in no event shall the Conversion Price be less than $2.25, subject to adjustment in the designation or the mutual agreement of the holder and the Company (the “Floor Price”). The Conversion Price is subject to anti-dilutive rights in the event that the Company issues any shares of common stock or common stock equivalents with a value less than the then conversion price, subject to certain customary exceptions for equity plan issuances, securities already outstanding, and certain strategic acquisitions, subject to the Floor Price.

The designation of the Series B Preferred Stock also provides that if at any time and from time to time when the shares are outstanding there occurs any share split, share dividend, share combination recapitalization or other similar transaction involving the common stock shares (each, a “Share Combination Event”, and such date thereof, the “Share Combination Event Date”) and the Event Market Price is less than the Conversion Price then in effect, then on the sixth trading day immediately following such Share Combination Event Date, the Conversion Price then in effect on such sixth trading day shall be reduced (but in no event increased) to the greater of the (i) Event Market Price and (ii) Floor Price. For the avoidance of doubt, if the adjustment in the immediately preceding sentence would otherwise result in an increase in the Conversion Price hereunder, no adjustment shall be made. The “Event Market Price” means, with respect to any Share Combination Event Date, the quotient determined by dividing (x) the sum of the VWAP of the common stock for each of the five trading days ending and including the trading day immediately preceding the sixth trading day after such Share Combination Event Date, divided by (y) five (5). As a result of the Reverse Stock Split, the Conversion Price was reduced to $2.53.

Each holder of Series C Preferred Stock may, at its option, convert its shares of Series C Preferred Stock into that number of shares of common stock equal to the Stated Value of such share of Series C Preferred Stock, divided by the conversion price of $150.00 per share (i.e., initially a 2-for-1 conversion ratio) (the “Conversion Price”), subject to adjustment for stock splits and stock dividends, with any fractional shares rounded up to the nearest whole share.

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

Our outstanding Series B Preferred Stock and Series C Preferred Stock accrue a dividend.

From and after the issuance date of the Series B Preferred Stock, of which 1,220 shares are currently outstanding, each share of Series B Preferred Stock is entitled to receive, when, as and if authorized and declared by the Board of Directors of the Company, out of any funds legally available therefor, cumulative dividends in an amount equal to (i) the 10% per annum on the stated value (initially $1,100 per share or $110 per year) as of the record date for such dividend (as described in the Series B Designation), and (ii) on an as-converted basis, any dividend or other distribution, whether paid in cash, in-kind or in other property, authorized and declared by the Board of Directors on the issued and outstanding shares of common stock in an amount determined by assuming that the number of shares of common stock into which such shares of Series B Preferred Stock could be converted on the applicable record date for such dividend or distribution.

From and after the issuance date of the Series C Preferred Stock, each share of Series C Preferred Stock is entitled to receive, when, as and if authorized and declared by the Board of Directors of the Company, out of any funds legally available therefor, cumulative dividends in an amount equal to (i) the 6% per annum on the stated value (initially $20 per share) as of the record date for such dividend (as described in the Series C Designation), and (ii) on an as-converted basis, any dividend or other distribution, whether paid in cash, in-kind or in other property, authorized and declared by the Board of Directors on the issued and outstanding shares of common stock in an amount determined by assuming that the number of shares of common stock into which such shares of Series C Preferred Stock could be converted on the applicable record date for such dividend or distribution.

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

At the Initial Closing, the Company issued the Purchaser warrants to purchase up to 220,000 shares of common stock with an exercise price of $3.90 per share and at the Third Closing, the Company issued the Purchaser (a) warrants to purchase up to 66,667 shares of common stock at an exercise price of $0.50 per share; and (b) warrants to purchase up to 33,333 shares of common stock at an exercise price of $0.67 per share. The exercise price of the Warrants (the “Exercise Price”) is subject to adjustment in the event of customary stock splits, stock dividends, combinations or similar events. If at any time following the 120th day after the Initial Closing, there is no effective registration statement registering, or the prospectus contained therein is not available for the shares of common stock issuable upon exercise of the Warrants, the Warrants can be exercised on a cashless basis and the Company is subject to certain liquidated damages and damages as described in greater detail in the agreements evidencing the Warrants. The Initial Warrants are exercisable until April 4, 2029 and the Additional Warrants were exercisable on or after October 4, 2024, and for five years thereafter.

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

If at any time the Warrants are outstanding there occurs any share split, share dividend, share combination recapitalization or other similar transaction involving the common stock (each, a “Share Combination Event”, and such date thereof, the “Share Combination Event Date”) and the Event Market Price (defined below) is less than the then exercise price then in effect, then on the sixth trading day immediately following such Share Combination Event Date, the Exercise Price then in effect on such sixth trading day is automatically reduced (but in no event increased) to the Event Market Price. The “Event Market Price” means, with respect to any Share Combination Event Date, the quotient determined by dividing (x) the sum of the volume weighted average price of the common stock for each of the five trading days ending and including the trading day immediately preceding the sixth trading day after such Share Combination Event Date, divided by (y) five. In connection with the Reverse Stock Split, the exercise price of the Warrants was automatically adjusted to $2.53 per share.

Anti-dilutive rights of the Warrants may cause the Exercise Price of the Warrants to decrease significantly, may result to significant dilution to existing stockholders, and may prevent us from completing otherwise accretive transactions.

The sale of shares of common stock under the ELOC may cause significant dilution to existing shareholders.

The issuance of shares of common stock pursuant to the terms of the ELOC (including the Commitment Shares) will not affect the rights of the Company’s existing stockholders, but such issuances will have a dilutive effect on the Company’s existing stockholders, including, over time, the voting power of the existing stockholders. The issuance of shares of common stock pursuant to the terms of the ELOC (pursuant to which we are able to sell up to $25 million shares of common stock, subject to certain requirements, of which $999,667 or 230,000 shares of common stock have been sold to date) will also dilute the ownership interests of our existing stockholders. The availability of these shares for public resale, as well as any actual resales of these shares, could adversely affect the trading price of our common stock. We cannot predict the size of future issuances of our common stock pursuant to the terms of the ELOC, or the effect, if any, that future issuances and sales of shares of our common stock may have on the market price of our common stock. Sales or distributions of substantial amounts of our common stock pursuant to the terms of the ELOC, or the perception that such sales could occur, may cause the market price of our common stock to decline.

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

We may enter into strategic transactions in the future which may result in a material change in our operations and/or a change of control.

The costs and expenses of our public reporting obligations are material, and materially affect our quarterly results of operations and profitability. The Company has recently initiated a formal review process to evaluate strategic alternatives for the Company. The Board of Directors and management team are committed to acting in the best interests of the Company, its stockholders and its stakeholders. There is no deadline or definitive timetable set for completion of the strategic alternatives review process and there can be no assurance that this process will result in the Company pursuing a transaction or any other strategic outcome. Transactions which may be undertaken by the Company, may include, but are not limited to, business combinations, liquidations of assets and/or a sale of the Company or its assets. The Company does not intend to make any further public comment regarding the review of strategic alternatives until it has been completed or the Company determines that a disclosure is required by law or otherwise deemed appropriate.

As a result of the above, in the future, we or our majority stockholders, may enter into transactions with parties seeking to merge and/or acquire us and/or our operations. While we have not entered into any agreements or understandings with any such parties to date, in the event that we do enter into such a transaction or transactions in the future, our majority stockholder(s) will likely change and new shares of common stock or preferred stock could be issued resulting in substantial dilution to our then current stockholders. As a result, our new majority stockholders may change the composition of our Board of Directors and may replace our current management. Any future transaction may also result in a change in our business focus. We have not entered into any agreements relating to any strategic transaction involving the Company as of the date of this filing and may not enter into such agreements in the future. Any future strategic transaction involving the Company or its operations may have a material effect on our operations, cash flows, results of operations, prospects, plan of operations, the listing of our common stock on Nasdaq, our officers, directors and majority stockholder(s), and the value of our securities.

There is no guarantee that our common stock will continue to trade on the Nasdaq Capital Market.

Our common stock is currently listed on Nasdaq under the symbol “MGRX”. There is no guarantee that we will be able to maintain our listing on Nasdaq for any period of time. Among the conditions required for continued listing on Nasdaq, Nasdaq requires us to maintain at least $2.5 million in stockholders’ equity, $35 million in market value of listed securities, or $500,000 in net income over the prior two years or two of the prior three years, to have a majority of independent directors (subject to certain “controlled company” exemptions), to comply with certain audit committee requirements, and to maintain a stock price over $1.00 per share.

On October 30, 2023, the Company received written notice (the “Notification Letter”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it is not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of thirty (30) consecutive business days. The Notification Letter did not impact the Company’s listing of its common stock on the Nasdaq Capital Market at that time. The Notification Letter stated that the Company had 180 calendar days or until April 29, 2024, to regain compliance with Nasdaq Listing Rule 5550(a)(2), provided that such date was subsequently extended to October 28, 2024, upon request to Nasdaq, and in accordance with Nasdaq’s rules. To regain compliance, the bid price of the Company’s common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. On October 30, 2024, we were provided notice from Nasdaq that, as a result of the Reverse Stock Split, we had gained compliance with the minimum bid price requirement of Nasdaq.

Our stockholders’ equity has in the past not been above Nasdaq’s $2.5 million minimum, we may not generate over $500,000 of yearly net income moving forward, we may not maintain $35 million in market value of listed securities, we may not be able to maintain independent directors (to the extent required), and as discussed above, we have in the past not maintained a stock price over $1.00 per share. Nasdaq’s determination that we fail to meet the continued listing standards of Nasdaq may result in our securities being delisted from Nasdaq.

The absence of such a listing on Nasdaq may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB Market or the Pink Open Market, where an investor may find it more difficult to sell our securities or obtain accurate quotations as to the market value of our securities. In the event our common stock is delisted from Nasdaq in the future, we may not be able to list our common stock on another national securities exchange or obtain quotation on an over-the counter quotation system.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended September 30, 2024, and from the period from October 1, 2024 to the filing date of this Report, which have not previously been reported in a Current Report on Form 8-K.

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

(c) Rule 10b5-1 Trading Plans. Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference herein:

		Filed/	Incorporated by Reference
Exhibit	Description of	Furnished			Filing	File
Number	Exhibit	Herewith	Form	Exhibit	Date	Number
3.1	Amendment to Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Mangoceuticals, Inc., submitted to the Secretary of State of Texas on June 27, 2024		8-K	3.2	7/2/2024	001-41615
3.2	Certificate of Amendment to Certificate of Formation, as amended and restated of Mangoceuticals, Inc., filed with the Secretary of State of Texas on October 8, 2024		8-K	3.1	11/11/2024	001-41615
4.1	Common Share Purchase Warrant dated June 28, 2024 (500,000 shares), granted to Platinum Point Capital LLC		8-K	4.1	7/2/2024	001-41615
4.2	Common Share Purchase Warrant dated June 28, 2024 (1,000,000 shares), granted to Platinum Point Capital LLC		8-K	4.2	7/2/2024	001-41615

10.1	Omnibus Amendment Agreement No. 1 dated June 27, 2024, entered into between Mangoceuticals, Inc. and Platinum Point Capital LLC		8-K	10.2	7/2/2024	001-41615
10.2	Master Distribution Agreement dated July 2, 2024 and entered into on July 9, 2024, by and between Mangoceuticals, Inc. and ISFLST, Inc. (ISFLST)		8-K	10.1	7/11/2024	001-41615
10.3#	$150,000 Promissory Note issued by Mangoceuticals, Inc. in favor of Cohen Enterprises, Inc.		8-K	10.1	10/22/2024	001-41615
10.4#	Consulting Agreement dated November 11, 2024, and effective October 1, 2024, by and between Mangoceuticals, Inc. and Eugene M. Johnston		8-K	10.1	11/12/2024	001-41615
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)	X
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)	X
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350	X
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350	X
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set	X

* Filed herewith.

** Furnished herein.

# Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mangoceuticals, Inc.

Date: November 14, 2024	By:	/s/ Jacob D. Cohen
Jacob D. Cohen
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Eugene M. Johnston
Eugene M. Johnston
Chief Financial Officer
(Principal Financial and Accounting Officer)

