Form 10-K
period 2024-12-31
MANGOCEUTICALS, INC.
filed 2025-03-20
CIK 1938046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

On June 30, 2024, the last day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $5,862,777, based upon the closing price of the registrant’s Common Stock on the Nasdaq Capital Market of $4.56 on June 28, 2024. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

As of March 20, 2025, the registrant had 5,168,796 shares of its Common Stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of Mangoceuticals, Inc. (the “Company”) that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, including under, or incorporated by reference into, “Risk Factors”, which factors include:

●	our ability to obtain additional funding, the terms of such funding, and dilution caused thereby;

●	the effect of pandemics on our operations, sales, and the market for our products;

●	our ability to build and maintain our brand;

●	cybersecurity, information systems and fraud risks and problems with our websites;

●	our ability to expand and grow our operations, and successfully market our products;

●	changes in, and our compliance with, rules and regulations affecting our operations, sales, and/or our products;

●	shipping, production or manufacturing delays;

●	our ability to increase sales;

●	regulations we are required to comply with in connection with our operations, manufacturing, labeling and shipping;

●	competition from existing competitors or new competitors or products that may emerge;

●	our dependency on third-parties to prescribe and compound our products;

●	our ability to establish or maintain relations and/or relationships with third-parties;

●	potential safety risks associated with our products, including the use of ingredients, combination of such ingredients and the dosages thereof;

●	the effects of changing inflation and interest rates, economic downturns, including potential recessions, as well as macroeconomic, geopolitical, health and industry trends, pandemics, acts of war (including the ongoing Ukraine/Russian conflict and ongoing conflict in and around Israel) and other large-scale crises;

●	our ability to protect intellectual property rights, claims that we have infringed on intellectual property rights, litigation and the outcome thereof, claims that we have infringed on intellectual property rights, litigation and the outcome thereof;

●	our ability to adequately support future growth; and

●	other risk factors included under “1A. Risk Factors” below.

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

No fractional shares were issued in connection with the Reverse Stock Split. Stockholders of record who otherwise would be entitled to receive fractional shares, were entitled to have their fractional shares rounded up to the nearest whole share. No stockholders received cash in lieu of fractional shares. Shortly after the Reverse Stock Split, and upon a comprehensive review, the Company became aware and was informed of highly irregular trading patterns and an unprecedented increase in the number of shareholder accounts resulting in concerns about potential stock manipulation. The Company continues to monitor and investigate this matter and has approved certain round up share requests on a case-by-case basis.

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

Organizational History

We are a Texas corporation formed on October 7, 2021. Our address is 15110 N. Dallas Parkway, Suite 600, Dallas, Texas 75248. Our telephone number is (214) 242-9619. Our website is www.MangoRX.com. We became a public reporting company on March 20, 2023, upon the effectiveness of our Registration Statement on Form S-1 in connection with our initial public offering. Our common stock is traded on the Nasdaq Capital Market under the symbol “MGRX”.

Overview

We connect consumers to licensed healthcare professionals through our website at www.MangoRX.com, for the provision of care via telehealth on our customer portal. We also focus on developing, marketing, and selling a variety of men’s wellness products and services via a telemedicine platform. To date, the Company has identified men’s wellness telemedicine services and products as a growing sector in the most recent years and especially related to the areas of erectile dysfunction (“ED”), hair loss, testosterone replacement or enhancement therapies, and weight management treatments. In this regard, we have developed and are commercially marketing a brand of ED products under the brand name “Mango,” a brand of hair loss products under the brand name “Grow,” a brand of hormone balance and therapy products under the name “Mojo,” and a brand of weight loss products under the brand name “Slim” (Mango, Grow, Mojo, and Slim are collectively referred to as the “Compounded Products”).

The Company is also marketing and selling an U.S. Food and Drug Administration (“FDA”) approved form of oral testosterone undecanoate to treat low testosterone in men and as a form of Testosterone Replacement Therapy (TRT), developed and produced by Marius Pharmaceuticals, Inc. under the brand name “Prime” powered by Kyzatrex® (“Prime”) (Prime and our Compounded Products collectively referred to as the “Pharmaceutical Products”). We also provide access for customers to a licensed pharmacy for online fulfillment and distribution of certain medications that may be prescribed as part of telehealth consultations.

The Company, through the patent portfolio acquired as part of the Intramont IP Purchase Agreement (as further described below), is in the process of conducting Phase II clinical trials and efficacy studies to determine the effectiveness of its patented respiratory illness prevention technology against the likes of the influenza A virus (H1N1) and avian influenza (H5N1). The studies are anticipated to be completed in the 2nd quarter of 2025 which will then determine the Company’s next steps in its commercialization and monetization efforts.

The Company, through its Master Distribution Agreement with Propre Energie, Inc. (“Propre”)(as further described below) intends to license certain intellectual property and patent rights from Propre relating to clinically proven, plant-based formulations targeting hyperpigmentation, dark spots, uneven skin tone, and skin brightening through advanced solutions marketed under the brand Dermytol® (“Dermytol”). The Company is in the process of preparing its marketing and distribution strategy for Dermytol and intends to commence operations under this agreement in the 3rd quarter of 2025.

All Compounded Products are produced at and fulfilled by Epiq Scripts, LLC (“Epiq Scripts”), a related party compounding pharmacy, and are available to patients on the determination of a prescribing physician that the compounded drug is necessary for the individual patient. The Company also uses Epiq Scripts to fulfill all patient orders of Prime (as further discussed below).

Our MangoRx branded Compounded Products currently consist of the following:

Mango ED - This product currently includes the following three ingredients: Either Sildenafil (the active ingredient in Viagra) or Tadalafil (the active ingredient in Cialis), and Oxytocin, all of which are used in FDA approved drugs, as well as L-Arginine, an amino acid that is available as a dietary supplement. Epiq Scripts is currently 52% owned by Mr. Jacob D. Cohen, our Chairman and Chief Executive Officer.

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

Our Mango ED product has not been, and will not be, approved by the FDA and instead we produce and sell our products, including our Mango ED product, under an exemption provided by Section 503A of the Federal Food, Drug and Cosmetic Act (“FFDCA Act”), as discussed below. Additionally, because our Mango ED product is being specially compounded for the customer by a pharmacist with a physician’s prescription and because the ingredients for our Mango ED product are publicly disclosed, this product formula can be replicated by other companies.

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

‘GROW’ by MangoRx - Mango GROW currently includes the following four ingredients - (1) Minoxidil (the active ingredient in Rogaine®) and (2) Finasteride (the active ingredient in Propecia), each of which is used in FDA approved drugs, as well as (3) Vitamin D3 and (4) Biotin, which are available as dietary supplements. However, the fact that Minoxidil and Finasteride are used in FDA approved drugs, and that Vitamin D3 and Biotin, are available as a dietary supplement, does not mean that these ingredients will prove safe when combined into a single formulation to attempt to treat hair growth. Mango GROW is encapsulated in convenient chewable, mint-flavored rapid dissolve tablets (“RDT”).

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

‘SLIM’ by MangoRx - SLIM currently includes the following two ingredients - (1) Vitamin B6, which is available as dietary supplement, and (2) Semaglutide, the active ingredient used in an FDA approved drug. However, the fact that Semaglutide is used in an FDA approved drug, and that Vitamin B6 is available as a dietary supplement, does not mean that these ingredients will prove safe when combined into a single formulation to attempt to assist with weight loss or weight management. SLIM is encapsulated in convenient chewable, mint-flavored RDT.

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

We are not aware of any clinical studies involving the administration of Semaglutide as a RDT at the dose we provide patients, or the compounding of Semaglutide and Vitamin B6, to treat weight loss or weight management, as is contemplated by our SLIM product.

‘MOJO’ by MangoRx - This product is produced at our related party compounding pharmacy and is available to patients on the determination of a prescribing physician that the compounded drug is necessary for the individual patient. MOJO currently includes the following three ingredients - (1) Dehydroepiandrosterone (“DHEA”), which is available as dietary supplement, (2) Pregnenolone, which is available as a dietary supplement, and (3) Enclomiphene Citrate, one of the active ingredients in Clomid and is used in an FDA approved drug. However, the fact that Enclomiphene Citrate is used in an FDA approved drug, and that DHEA and Pregnenolone are available as a dietary supplement, does not mean that these ingredients will prove safe when combined into a single formulation to attempt to treat hormone imbalances. MOJO is encapsulated in convenient chewable, mango-flavored RDT.

We currently offer one dosage level of our MOJO product and anticipate doctors prescribing MOJO based on their needs and medical history of the patient. Our MOJO product currently includes the following amounts of the three ingredients: (1) DHEA (10mg), (2) Pregnenolone (5mg) and (3) Enclomiphene Citrate (25mg).

We are not aware of any clinical studies involving the administration of Enclomiphene as a RDT at the dose we provide patients, or the compounding of DHEA, Enclomiphene, and/or Pregnenolone, to treat hormone imbalances, as is contemplated by our MOJO product.

Additional Information Regarding our Compounded Products

Because our Compounded Products have not been, and will not be, approved by the FDA, our products have not had the benefit of the FDA’s clinical trial protocol which seeks to prevent the possibility of serious patient injury and death. If this were to occur, we could be subject to litigation and governmental action, which could result in costly litigation, significant fines, judgments or penalties.

We currently anticipate using funding we may raise in the near term to finance marketing and general operational expenses associated with the sale of our Pharmaceutical Products. We launched our website in mid-November 2022.

Our Compounded Products have been formulated as rapid dissolving tablets (RDT) using a sublingual (applied under the tongue) delivery system to bypass the stomach and liver. It is a generally established principle that sublingual drug absorption through the oral mucosa is generally faster than drug absorption through the gastrointestinal tract. This is because sublingual drugs that are absorbed through the oral mucosa directly enter the systemic circulation, bypassing the gastrointestinal tract and first-pass metabolism in the liver (see H. Zhang et al., Oral mucosal drug delivery: clinical pharmacokinetics and therapeutic applications, 41 Clin Pharmacokinet 661, 662 (2002). Though the active ingredients that comprise our Mango ED product are meant to treat ED – an issue that according to a 2018 study published in The Journal of Sexual Medicine has been estimated to affect over one-third of today’s men’s population (with prevalence increasing with age) – we are also aiming to brand ourselves as a lifestyle company marketed to men seeking enhanced sexual vitality, performance, and overall mood and confidence.

‘PRIME’ by MangoRx, Powered by Kyzatrex® - ‘PRIME’, by MangoRx, powered by Kyzatrex®, a FDA-approved oral Testosterone Replacement Therapy (TRT) product, available by prescription, that is used to treat adult men who have low or no testosterone levels due to certain medical conditions. ‘PRIME’, by MangoRx, powered by Kyzatrex® is one of only three FDA approved TRT treatments that is delivered orally—as opposed to the traditional, invasive, and inconvenient injection-based drug delivery protocol. ‘PRIME’, by MangoRx, powered by Kyzatrex® delivers testosterone in a softgel capsule that is absorbed primarily via the lymphatic system, avoiding liver toxicity. The benefits of ‘PRIME,’ powered by Kyzatrex®, over traditional injectable TRTs include enhanced vitality, improved mood, sharper cognition, optimized physical performance, and balanced hormonal levels at 96% efficacy by day 90, as demonstrated in Phase 3 clinical research by Marius Pharmaceuticals. With ‘PRIME,’ MangoRx is working to expand broad-based consumer access to this therapy.

Our Contracted Telehealth Providers

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

In order to comply with corporate practice of medicine and fee splitting restrictions, we do not employ or directly contract with individual physicians or physician groups, nor do we control their medical decision-making or charges. Rather, the Company has entered into a variety of physician services agreements (the “Physicians Agreements”) with BrighterMD, LLC doing business as Doctegrity (“Doctegrity”), LocumTele, and Locum Tenens USA (collectively, the “Telemedicine Providers”), all of which counterparties have agreed to make available to us, healthcare professionals, to allow them to provide clinical services directly to our future customers via telehealth. We have integrated these healthcare professionals to allow for telehealth consultations and related services on our Mangoceuticals platform which has been developed and is complete. This platform is the backbone of our business as it connects consumers with both the medical provider and the pharmacy for fulfillment. It is also the system that we will use to create marketing funnels for outgoing marketing, customer management and support, and analytics for future sales.

Through our Physician Agreements, the healthcare professionals are responsible for the practice of medicine and control of the clinical decision-making.

After a patient visits our website and submits a request for a consultation with a health care professional, our Telemedicine Providers communicate the patient’s information to one of their affiliated physicians. The Telemedicine Providers and their physicians are responsible for conducting the telehealth consultation and any ongoing communication with the patient in accordance with applicable laws. The physicians make a determination, in their sole discretion, as to whether or not to prescribe our Pharmaceutical Products to potential customers. If the physicians prescribe our Pharmaceutical Products, then the customers pay us for our products. In turn, Epiq Scripts, LLC, pursuant to the Master Services Agreement discussed below, is provided information on the customer and compounding of our product, compound the product, and ship the product to customers using packaging and shipping materials which we supply.

We pay the Telemedicine Providers for each physician visit conducted in response to request made by a patient on our website, regardless of whether the physician prescribes our product to the patient. The fee we pay the Telemedicine Providers is fixed, set in advance and is negotiated at arms’ length after comparing the prices offered by similar services. We are not a party to any contracts between the Telemedicine Providers and any health professionals or physician groups and do not control how the Telemedicine Providers reimburse these providers.

Although our arrangement with the Telemedicine Providers, as summarized above, is structured to comply with applicable laws, including those restricting the corporate practice of medicine and fee splitting, there may be a risk that a state agency, now or in the future as these laws (and interpretations of them) evolve, would conclude that the arrangement and fee structure between the Telemedicine Providers and their contracted physicians and/or our agreements with the Telemedicine Providers violate the corporate practice of medicine doctrine and fee splitting restrictions in Texas or in another state where a patient who uses our Mangoceuticals platform is located.

The Telemedicine Providers’ physicians are tasked with determining whether patients seeking our Pharmaceutical Products are eligible to be prescribed our Pharmaceutical Products, with the sole purpose of the telemedicine engagement being for the determination, in the physician’s sole judgment, of whether the patient is qualified to obtain a prescription for the Pharmaceutical Products. The Telemedicine Providers’ physicians are required to electronically send prescriptions to Epiq Scripts (the Company’s designated and accredited pharmacy partner), which financial relationship is required to be disclosed in writing to the patient via the Terms and Conditions listed on the Company’s website, including informed consent, and also informing the patient that the prescription is sent to the Company’s designated pharmacy partner. The Telemedicine Providers’ physicians are only able to prescribe our Pharmaceutical Products to patients seeking help for the treatment which the specific product provides (for example, Mango ED for treatment for ED and GROW for treatment hair loss) through our customer portal.

Our Related Party Pharmacy

As discussed in greater detail below under “—Material Agreements—Master Services Agreement with Epiq Scripts” we have entered into an exclusive Master Services Agreement and statement of work with Epiq Scripts, LLC, for its specialty compounding and packaging capabilities, fulfillment, and distribution of certain prescription products available through our platform. These prescription products include our Pharmaceutical Products. Epiq Scripts is a related party because it was 51%-owned by American International Holdings Corp (“American International”) at the time of our entry into the Master Services Agreement and is currently 52% owned by Mr. Jacob D. Cohen, our Chairman and Chief Executive Officer. Mr. Cohen, our Chairman and Chief Executive Officer, also served as the Chief Executive Officer and a director of, and had voting control over, American International at the time of the entry into the Master Services Agreement. Our company was previously wholly-owned by American International until April 16, 2022, when control of our company was sold to Cohen Enterprises, Inc., which entity is owned by Jacob D. Cohen, the Chairman and Chief Executive Officer of the Company (“Cohen Enterprises”). Epiq Scripts was formed in January 2022 and only began compounding drugs for patients in November 2022. On February 15, 2023, the 51% of Epiq Scripts then owned by American International was transferred to Mr. Cohen as part of an exchange transaction, whereby Mr. Cohen agreed to cancel his preferred stock of American International, which provided him voting control over American International, in exchange for among other assets, American International’s ownership of Epiq Scripts. Epiq Scripts is currently 52% owned by Mr. Cohen, our Chairman and Chief Executive Officer. Additionally, Mr. Cohen has served as the co-Manager of Epiq Scripts since January 2022.

Epiq Scripts is currently fully licensed with the Texas State Board of Pharmacy (“TSBP”) and further has State Board of Pharmacy (or its equivalent) licenses from the District of Columbia and 49 other states: Alaska, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin, and Wyoming, with the intent of obtaining a state license from Alabama, the remaining state by the end of the first quarter of 2025. Epiq Scripts has obtained its National Provider Identifier (“NPI”) number and is now a member of the National Council for Prescription Drug Programs (“NCPDP”), a standards development organization. Additionally, Epiq Scripts has applied for the highest level of accreditation with the Utilization Review Accreditation Commission (“URAC”), a Washington DC-based healthcare accrediting organization that establishes quality standards for the entire healthcare industry. Until Epiq Scripts receives a licenses in Alabama, we are limited to selling our Pharmaceutical Products in only the states in which Epiq Scripts holds licenses. Although Epiq Scripts is physically located in Texas, it can ship products to customers in each state in which it holds licenses.

As a result of the above, Epiq Scripts can currently only provide services to the Company in the District of Columbia and those 49 states described above and the Company will be unable to sell its products to any customers in any states other than those listed above, until Epiq Scripts is able to obtain licenses in other states and will thereafter be limited to selling products to customers only in the states in which Epiq Scripts holds licenses.

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

Our Growth Strategy

Utilize a variety of marketing channels using data analytics to attract customers

We currently market and advertise our Pharmaceutical Products on a variety of advertising mediums including, but not limited to, social media, online search websites, podcasts, television, radio, out-of-home, and other media channels, in compliance with applicable FDA rules and requirements. However, due to such rules and requirements, we are extremely limited in the content of the claims and promotional statements that we are able to make regarding our products under applicable FDA regulations. We believe advertising in a diversified set of media channels is important to prevent overreliance on any single channel and to maximize the exposure of our brand to our desired customers. We also reach customers through our own social media accounts, press coverage and public relations, internally developed educational and lifestyle content, and through engagement of social media influencers, hired and paid celebrities and talent, and physical brand advertising campaigns, in each case funding permitting, and in each case subject to applicable rules and regulations, which are expected to significantly limit the content of such marketing materials. We believe that this overall strategy will drive significant customer traffic to our platform, including direct type-in traffic and organic online search traffic.

We also utilize a marketing strategy focused on analytics and data. We have designed our internal systems to measure consumer behavior, including which types of consumers generate more revenue in their first purchase, generate more revenue over time, generate more gross profit from their purchases, and which types of consumers are most valuable over their lifetime. We plan on measuring the effectiveness of our marketing budgets and the rate of return we generate from our marketing campaigns. We have retained and plan on using outside marketing and advertising firms to assist management in identifying marketing and advertising campaigns, media purchases and mediums, and seeking to drive a sufficient rate of return from our marketing and advertising budgets.

Invest in our telemedicine platform to enable sales throughout the United States

We utilize both a synchronous and asynchronous approach through our telemedicine platform, connecting customers through our platform and contracted physicians and pharmacy. An asynchronous visit allows a physician to verify the patient’s identity, demographics and collect the medical history online without needing to physically see or speak to the patient. A synchronous visit requires the doctor to either speak directly to the patient and/or see the patient either via video conference or in person. As discussed above, we initially are focusing our sales in the District of Columbia and 49 states where our related party pharmacy is licensed, with the goal of eventually undertaking sales across all 50 states, pending licensing approvals of our related party pharmacy.

Provide subscription plans for recurring revenue and introduction of new products

We provide our customers with an option to purchase our Pharmaceutical Products on a subscription basis, where and when applicable. Subscription plans provide an easy and convenient way for customers to get ongoing treatment while simultaneously providing the Company with predictability through a recurring revenue stream.

For subscription plans, customers are able to select a desired timeframe in which to receive products, which range from once every month to once every six months. The customer will then be billed on a recurring basis based on the selected timeframe and specified quantity of product, which is shipped after each billing from our contracted pharmacy (Epiq Scripts). Customers are able to cancel subscriptions in between billing periods to stop receiving additional products and reactivate subscriptions. Our integrated technology platform serves customers from customer discovery, through the purchase of products on our website, to connecting customers with medical providers for telehealth consultations (through our contracted physician network), to the fulfillment and delivery of orders (through our contracted pharmacy), and finally through ongoing management by medical providers (also through our contracted physician network). We believe our platform provides us cost advantages and efficiencies to offer customers affordable prices and to generate increased revenues over time.

In addition to our Pharmaceutical Products, we intend to launch new products over time and offer additional subscription-based offerings which we hope will result in growth in revenue through recurring revenue streams.

Parent Subsidiary Contribution Agreement

On December 13, 2024, the Company, entered into a Parent Subsidiary Contribution Agreement with Mango & Peaches Corp., a Texas corporation (“Mango & Peaches”), a then recently formed wholly-owned subsidiary of the Company (the “Contribution Agreement”). Pursuant to the Contribution Agreement, the Company contributed substantially all of its assets, including ownership of: (a) its 98% ownership of MangoRx Mexico S.A. de C.V., a Mexican Stock Company; and (b) its 100% ownership of MangoRx UK Limited, a company incorporated under the laws of the United Kingdom (collectively, the “Contributed Assets”), to Mango & Peaches, in order to restructure the ownership and operations of the Company, better segregate such operations and liabilities and provided for the issuance of a portion of the capital of Mango & Peaches to Mr. Jacob Cohen, the Chief Executive Officer of the Company, as additional consideration to Mr. Cohen, as discussed in greater detail below under “Item 11. Executive Compensation”—“Employment and Consulting Agreements”— “Jacob D. Cohen, Chief Executive Officer”, pursuant to which the Company agreed to issue Mr. Cohen (a) 1,700,000 shares of the common stock of Mango & Peaches (representing 25.4% of Mango and Peaches’ then outstanding shares of common stock)(the “Mango & Peaches Common Shares”); and (b) 100 shares Series A Super Majority Voting Preferred Stock of Mango & Peaches, discussed in greater detail below (the “Mango & Peaches Series A Shares”), which issuances are subject to shareholder approval, which shareholder approval the Company expects to solicit from shareholders in the near future.

In consideration for the transfer of the assets, the Company received 4,999,999 shares of Mango & Peaches’ common stock, bringing its ownership to 5,000,000 shares of common stock of Mango & Peaches upon the closing of the Contribution Agreement.

Pursuant to the Contribution Agreement, Mango & Peaches assumed all of the liabilities of the Company relating to the Contributed Assets contributed, but none of the other liabilities of the Company and the Company agreed to indemnify Mango & Peaches against any damages relating to a breach of any representation or warranty of the Company in the Contribution Agreement, or any claim relating to the Contributed Assets, before the Contribution Effective Date; and Mango & Peaches agreed to indemnify the Company against any damages relating to a breach of any representation or warranty of Mango & Peaches in the Contribution Agreement, or any claim relating to the Contributed Assets, after the Contribution Effective Date. The Contribution Agreement and the contribution and assumption provided for therein was effective December 15, 2024 (the “Contribution Effective Date”).

On January 9, 2025, Mango & Peaches filed a Certificate of Designations of Mango & Peaches Corp., establishing the designations, preferences, limitations, and relative rights of its Series A Super Majority Voting Preferred Stock (the “Series A Preferred Stock”), with the Secretary of State of Texas, which was filed by the Texas Secretary of State on January 15, 2025, effective January 9, 2025 (the “Series A Designation”). The Series A Designation designated 100 shares of Series A Preferred Stock, the rights of which are discussed in greater detail below:

The Series A Designation provides for the Series A Preferred Stock to have the following rights: No dividend, liquidation, redemption or conversion rights; voting rights providing that for so long as any shares of Series A Preferred Stock remain issued and outstanding, the holders thereof, voting separately as a class, have the right to vote on all shareholder matters (including, but not limited to at every meeting of the stockholders of Mango & Peaches and upon any action taken by stockholders of Mango & Peaches with or without a meeting) equal to fifty-one percent (51%) of the total vote (the “Total Series A Vote” and the “Voting Rights”), and that so long as Series A Preferred Stock is outstanding, Mango & Peaches shall not, without the affirmative vote of the holders of at least 66-2/3% of all outstanding shares of Series A Preferred Stock, voting separately as a class (i) amend, alter or repeal any provision of the Certificate of Formation or the Bylaws of Mango & Peaches so as to adversely affect the designations, preferences, limitations and relative rights of the Series A Preferred Stock, (ii) effect any reclassification of the Series A Preferred Stock, (iii) designate any additional series of preferred stock, the designation of which adversely effects the rights, privileges, preferences or limitations of the Series A Preferred Stock; or (iv) amend, alter or repeal any provision of the Series A Designation (except in connection with certain non-material technical amendments). Additionally, subject to the rights of series of preferred stock which may from time to time come into existence, so long as any shares of Series A Preferred Stock are outstanding, Mango & Peaches cannot without first obtaining the approval (by written consent, as provided by law) of the holders of a majority of the then outstanding shares of Series A Preferred Stock, voting together as a class: (a) issue any additional shares of Series A Preferred Stock after the original issuance of shares of Series A Preferred Stock; (b) increase or decrease the total number of authorized or designated shares of Series A Preferred Stock; (c) effect an exchange, reclassification, or cancellation of all or a part of the Series A Preferred Stock; (d) effect an exchange, or create a right of exchange, of all or part of the shares of another class of shares into shares of Series A Preferred Stock; or (e) alter or change the rights, preferences or privileges of the shares of Series A Preferred Stock so as to affect adversely the shares of such series, including the rights set forth in the Series A Designation.

As a result of the issuance of the Mango & Peaches Common Shares and Mango & Peaches Series A Shares, Mr. Cohen will obtain majority control over substantially all of the assets and operations of the Company at the time of the entry into the Contribution Agreement, which following the Contribution Effective Date, are held by Mango & Peaches, including the right to vote 75.5% of Mango & Peaches outstanding voting shares as result of his ownership of Mango & Peaches Common Shares and the Mango & Peaches Series A Shares, which will provide him the right to approve any merger or consolidation of Mango & Peaches and/or any amendment to the Certificate of Formation of Mango & Peaches.

Additionally, Mr. Cohen, pursuant to the terms of his Employment Agreement, as amended, discussed in greater detail below under “Item 11. Executive Compensation”—“Employment and Consulting Agreements”— “Jacob D. Cohen, Chief Executive Officer”, has the right to earn up to $10 million bonus (the “Mango & Peaches Bonus”), which is convertible at his option, at a conversion price of $0.50 per share, into up to 20,000,000 shares of common stock of Mango & Peaches. In the event the full amount of the Mango & Peaches Bonus, vests to Mr. Cohen and he converts such entire Mango & Peaches Bonus into 20,000,000 Mango & Peaches Bonus Shares pursuant to the conversion terms thereof, he will own 81.3% of Mango & Peaches outstanding common stock (not factoring in any other issuances), and 92.8% of Mango & Peaches’ outstanding voting stock (as a result of the ownership of the Mango & Peaches Series A Shares and not factoring in any future issuances). There is no assurance that any of the milestones will be reached by Mango & Peaches and/or that any portion of the Mango & Peaches Bonus will vest to Mr. Cohen or that any Mango & Peaches Bonus Shares will be issued to Mr. Cohen.

Material Agreements

Master Services Agreement with Epiq Scripts

On September 1, 2022, and effective on August 30, 2022, we entered into a Master Services Agreement with Epiq Scripts, which at the time was 51%-owned by American International. Mr. Cohen, our Chairman and Chief Executive Officer, served as the Chief Executive Officer and a director of, and had voting control over, American International at the time of the entry into the Master Services Agreement, and currently serves on the Board of Directors of American International. The Company was wholly-owned by American International until June 16, 2022, when control of the Company was sold to Cohen Enterprises, which is owned by Mr. Cohen. Epiq Scripts was formed in January 2022 and only began compounding drugs for patients in November 2022. On February 15, 2023, the 51% of Epiq Scripts then owned by American International was transferred to Mr. Cohen as part of an exchange transaction, whereby Mr. Cohen agreed to cancel his preferred stock of American International, which provided him voting control over American International, in exchange for among other assets, American International’s ownership of Epiq Scripts. Epiq Scripts is currently 52% owned by Mr. Cohen, our Chairman and Chief Executive Officer. Additionally, Mr. Cohen has served as the co-Manager of Epiq Scripts since January 2022.

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

We paid Epiq Scripts a total of $60,000 upon our entry into the Master Services Agreement, comprising $45,000 as a one-time non-refundable technology systems setup and implementation fee and $15,000 as an upfront retainer to be credited towards the future provision of pharmacy and related services as outlined and detailed in the Master Services Agreement and SOW. All costs related to the pharmacy services provided by Epiq Scripts are listed as related party costs of revenues on our statement of operations.

Epiq Scripts has filed with the URAC to obtain its pharmacy accreditation and obtained its first state license in the State of Texas in February 2022. Epiq Scripts has State Board of Pharmacy (or its equivalent) licenses to operate in the District of Columbia and the following 49 states: Alaska, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin, and Wyoming and plans to eventually obtain licenses in all 50 states by the end of the first quarter of 2025, with some state licenses easier to obtain and quicker to obtain than others.

As a result of the above, Epiq Scripts can currently only provide the Services to the Company in the District of Columbia and 49 states described above, and the Company will be unable to sell its products to any customers in any states other than those named above, until Epiq Scripts is able to obtain licenses in other states and will thereafter be limited to selling products to customers only in the states in which Epiq Scripts holds a license.

On September 15, 2023, we entered into a First Addendum to Master Services Agreement (“MSA”) with Epiq Scripts (the “First Amendment”).

Pursuant to the First Amendment, the parties agreed to amend the MSA to include certain Right of first negotiation rights and right of first refusal rights (each as discussed below). Additionally, the First Amendment provides for certain rights to Epiq Scripts in the event that the Company seeks to obtain pharmaceutical services in connection with certain Company products (collectively, “Pharmaceutical Services”) in jurisdictions other than the United States, including, without limitation, Mexico and the United Kingdom, where Epiq Scripts does not currently maintain licenses or permits (“Future Jurisdictions”, which shall also include, to the extent applicable, any state in the United States in which Epiq Scripts does not then hold required permits or licenses for the provision of the Pharmaceutical Services) and/or to terminate Epiq Scripts’ rights to provide exclusive Pharmaceutical Services in any current state of the United States or Future Jurisdiction where Epiq Scripts may then be providing Pharmaceutical Services to the Company (each a “Current Jurisdiction”). To date, there have been no fees paid to Epiq Scripts pursuant to this agreement.

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

On January 30, 2025, the Company, with the approval of the disinterested members of the Board of Directors and the Company’s Audit Committee, made up of independent members of the Board of Directors, entered into two Assignment, Assumption and Novation Agreements (the “Epiq Scripts Assignments”) with Epiq Scripts. Pursuant to the Epiq Scripts Assignments, the Company assigned all of its rights under (1) the MSA, as amended; and (2) the Consulting Agreement with Epiq Scripts discussed below, to Mango & Peaches, Mango & Peaches agreed to take responsibility for all obligations thereunder, effective as of the assignment date, and Epiq Scripts agreed to novate the responsibility of the Company thereunder, effective as of the assignment date. Additionally, we agreed to indemnify Mango & Peaches for any liability under such agreements prior to the assignment date and Mango & Peaches agreed to indemnify us against any liability under such agreements after the assignment date.

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

Under the Consulting Agreement, (a) “Territory” means worldwide, except for the United States, including its territories and possessions and the District of Columbia; and (b) “First Sale” means the date that the first commercial sale of prescription pills occurs in the Territory. To date, there have been no fees paid to Epiq Scripts pursuant to this agreement.

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

The Marius Agreement contains customary confidentiality and indemnification provisions and has an initial term of two years, automatically renewable thereafter for successive one year terms unless otherwise terminated (a) by Marius if the Company does not have at least 2,500 monthly customers of “Kyzatrex®” oral testosterone undecanoate softgel capsules at least 30 days prior to the end of the initial term, (b) by either party for cause in connection with a material breach that has not been cured within 30 business days of written notice thereof provided by the non-breaching party to the breaching party, or (c) by Marius in its sole discretion without cause by providing at least 60 days’ prior written notice to the Company. Marius may also terminate the agreement with written notice to the Company if the Company has not met at least 30% of the Minimum Subscribers within six months of the product launch date on the Company’s website.

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

Pursuant to the Marius Agreement, and in consideration of the license granted thereunder, the Company issued Marius 6,667 shares of the Company’s restricted common stock (the “Marius Shares”) which are fully earned upon entry into the agreement. The Marius Shares were valued at $10.20 per share for a total of $68,000.

Master Distribution Agreements

ISFLST

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

Propre

On January 30, 2025, the Company entered into a Master Distribution Agreement (the “MDA”), with Propre Energie Inc. Pursuant to the MDA, the Company will license certain intellectual property and patent rights from Propre relating to clinically proven, plant-based formulations targeting hyperpigmentation, dark spots, uneven skin tone, and skin brightening through advanced solutions marketed under the brand Dermytol®.

We agreed pursuant to the MDA to pay Propre 650,000 shares of the Company’s restricted common stock (the “Propre Shares”) and 1% of the gross sales revenue we generate during the term of the MDA. The MDA has a term of three years, renewable thereafter for up to three additional one year terms, provided that neither party provides the other notice of termination at least 90 days prior to the renewal date, provided that Propre has a right of termination in the event we sell substantially all of our assets or a majority interest in the Company during the term and either party may terminate the agreement if the other party breaches the MDA and fails to cure such breach within 90 days or becomes insolvent.

The MDA contains customary confidentiality provisions, representations and warranties of the parties, indemnification obligations, disclaimers and covenants, for an agreement of type and size of the MDA. The Company is still preparing its internal business plans for the marketing, selling and distribution of Dermytol with plans to commence operations surrounding Dermytol in the 2nd quarter of 2025.

Patent Purchase Agreements

Intramont Technologies

Effective on April 24, 2024, the Company entered into a Patent Purchase Agreement (the “Intramont IP Purchase Agreement”), with Intramont Technologies, Inc. (“Intramont”). Pursuant to the Intramont IP Purchase Agreement, we purchased certain patents and patent applications owned by Intramont, related to prevention of infections, including the common cold, respiratory diseases, and orally transmitted diseases such as human papillomavirus (HPV) (the “Patents”), in consideration for $20,000,000, which was payable to Intramont by (a) the issuance of 980,000 shares of the Company’s then newly designated 6% Series C Convertible Preferred Stock (the “Series C Preferred Stock”), with a face value of $20.00 per share, for a total value of $19,600,000 (the “Series C Shares”); and (b) $400,000 in cash, (i) with $200,000 payable on or before June 30, 2024, (ii) $100,000 payable on or before August 31, 2024, and (iii) $100,000 payable on or before November 30, 2024 (collectively, the “Cash Payments”).

The Intramont IP Purchase Agreement, and the purchase of the Patents, closed on April 24, 2024, upon the parties entry into the Intramont IP Purchase Agreement, and the Series C Shares were also issued on April 24, 2024. The Intramont IP Purchase Agreement included standard representations and warranties and confidentiality and indemnification obligations of the parties, for a transaction of that type and size. The Company purchased the Patents through its newly formed wholly-owned subsidiary, MangoRx IP Holdings, LLC, a Texas limited liability company.

The Intramont IP Purchase Agreement also included a grant back license, whereby the Company provided Intramont, an irrevocable, co-exclusive, non-transferable and non-assignable (except in the event of a change of control), non-sublicensable, worldwide, license to use the Patents for the lives thereof (the “Grant Back-License”). The Grant Back-License is subject to Intramont paying the Company a royalty of ten percent (10%) of gross worldwide sales of products sold by Intramont which utilize the Patents, beginning on April 24, 2025, and continuing until the end of the life of the last Patent (the “Royalty Payments”). The Royalty Payments are to be paid to the Company on an annual basis, within 30 days after the end of the calendar year.

Finally, the Intramont IP Purchase Agreement granted Intramont a right of first refusal, which provides that, if at any time prior to April 24, 2027, if we receive an offer to purchase the Patents and determine to accept such offer, or we determine to sell the Patents to a third party, we are required to provide Intramont the right of first refusal to either match such offer, or negotiate different purchase terms for the Patents.

A total of the date of this report, $57,000 of the Cash Payments has been paid to date, provided that Intramont has not declared a default under the IP Purchase Agreement or taken any action against the Company in connection with the failure to timely pay such Cash Payments.

On February 11, 2025, and effective on December 31, 2024, we and Intramont entered into a letter agreement, amending the IP Purchase Agreement (the “Amendment Letter”), pursuant to which Intramont has agreed that all funds paid by the Company towards the furtherance and development of the Patents would be credited against the Cash Payments owed to Intramont and we agreed to work in good faith with Intramont on financing, developing and commercializing the Patents.

As a result of the Amendment Letter, a total of $306,118 remains due to Intramont in connection with the Cash Payments as of the date of this Report, which the Company expects to pay over time, by way of expenses associated with the development of the Patents.

The Company intends to utilize the Patents by commencing research, development, clinical trial studies and efficacy testing on a variety of oral applications including, but not limited to, an oral dissolvable tablet (ODT), lozenge, toothpaste and/or mouthwash.

On April 19, 2024, the Company submitted for filing to the Secretary of State of Texas, a Certificate of Designations of Mangoceuticals, Inc. Establishing the Designations, Preferences, Limitations and Relative Rights of Its 6% Series C Convertible Cumulative Preferred Stock (the “Series C Designation”), which was filed with the Secretary of State of Texas on April 23, 2024, effective as of April 19, 2024. The Series C Designation designated 6,250,000 shares of Series C Preferred Stock. The Series C Designation provides for the Series C Preferred Stock to have the following terms:

Dividend Rights. From and after the issuance date of the Series C Preferred Stock, each share of Series C Preferred Stock is entitled to receive, when, as and if authorized and declared by the Board of Directors of the Company, out of any funds legally available therefor, cumulative dividends in an amount equal to (i) the 6% per annum on the stated value (initially $20 per share)(the “Stated Value”) as of the record date for such dividend (as described in the Series C Designation), and (ii) on an as-converted basis, any dividend or other distribution, whether paid in cash, in-kind or in other property, authorized and declared by the Board of Directors on the issued and outstanding shares of common stock in an amount determined by assuming that the number of shares of common stock into which such shares of Series C Preferred Stock could be converted on the applicable record date for such dividend or distribution.

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

Liquidation Preference. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “Liquidation”), the holders of the Series C Preferred Stock are entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to the Stated Value (the “Liquidation Preference”), for each share of Series C Preferred Stock, before any distribution or payment is made to the holders of any junior securities, but after the payment of any liquidation preference of any holder of senior securities, including the Series B Convertible Preferred Stock, which has a preferential right to payments in liquidation, and if the assets of the Company are insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of the Series C Preferred Stock are to be ratably distributed among the holders of the Series C Preferred Stock in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

Conversion Rights. Each holder of Series C Preferred Stock may, at its option, convert its shares of Series C Preferred Stock into that number of shares of common stock equal to the Stated Value of such share of Series C Preferred Stock, divided by the conversion price of $10.00 per share (i.e., initially a 2-for-1 conversion ratio) (the “Conversion Price”), subject to adjustment for stock splits and stock dividends, with any fractional shares rounded up to the nearest whole share.

The Series C Designation includes a conversion limitation prohibiting any holder and their affiliates from converting the Series C Preferred Stock into common stock in the event that upon such conversion their beneficial ownership of the Company’s common stock would exceed 4.999% (which can be increased as to any holder, to up to 9.999%, with 61 days prior written notice by such holder). The Series C Designation also includes a general restriction prohibiting the issuance of more than 19.99% of the Company’s outstanding shares as of the date of entry into the IP Purchase Agreement, without the Company’s stockholders approving such issuance(s) under the rules of the Nasdaq Capital Market.

Voting Rights. The Series C Preferred Stock have no voting rights, except in connection with the protective provisions discussed below.

Protective Provisions. So long as any shares of Series C Preferred Stock are outstanding, the Company cannot without first obtaining the approval of the holders of a majority of the then outstanding shares of Series C Preferred Stock, voting together as a class: (a) amend any provision of the Series C Designation; (b) increase or decrease (other than by redemption or conversion) the total number of authorized shares of Series C Convertible Preferred Stock; (c) amend the Certificate of Formation of the Company (including by designating additional series of Preferred Stock) in a manner which adversely affects the rights, preferences and privileges of the Series C Preferred Stock; (d) effect an exchange, or create a right of exchange, cancel, or create a right to cancel, of all or any part of the shares of another class of shares into shares of Series C Preferred Stock; or (e) alter or change the rights, preferences or privileges of the shares of Series C Preferred Stock so as to affect adversely the shares of such series.

Redemption Rights. The Company may redeem the outstanding Series C Preferred Stock shares, from time to time, in whole or in part, at any time after April 24, 2025, and continuing indefinitely thereafter, at the option of the Company, for cash, at the aggregate Liquidation Preference of the shares redeemed.

Greenfield Investments, Ltd.

Effective on December 13, 2024, the Company entered into a Patent Purchase Agreement (the “Greenfield IP Purchase Agreement”), with Greenfield Investments, Ltd (“Greenfield”). Pursuant to the Greenfield IP Purchase Agreement, we purchased certain patents owned by Greenfield, related to nutraceutical compositions using fungal compounds derived from mushrooms (collectively, the “Greenfield Patents”), in consideration for 515,000 shares of the Company’s restricted common stock (the “IP Purchase Shares”).

The Greenfield IP Purchase Agreement, and the purchase of the Greenfield Patents, closed on December 13, 2024, upon the parties entry into the Greenfield IP Purchase Agreement, and the IP Purchase Shares were issued on December 16, 2024.

The Greenfield IP Purchase Agreement included standard representations and warranties and confidentiality and indemnification obligations of the parties, for a transaction of that type and size.

The Greenfield IP Purchase Agreement also included a grant back license, whereby the Company provided Greenfield, an irrevocable, co-exclusive, non-transferable and non-assignable (except in the event of a change of control), non-sublicensable, worldwide, license to use the Greenfield Patents for the lives thereof (the “Grant Back-License”). The Grant Back-License is subject to Greenfield paying the Company a royalty of ten percent (10%) of gross worldwide sales of products sold by Greenfield which utilize the Greenfield Patents, beginning on December 13, 2025, and continuing until the end of the life of the last Patent (the “Royalty Payments”). The Royalty Payments are to be paid to the Company on an annual basis, within 30 days after the end of the calendar year.

Finally, the Greenfield IP Purchase Agreement granted Greenfield a right of first refusal, which provides that, if at any time prior to December 13, 2027, if we receive an offer to purchase the Greenfield Patents and determine to accept such offer, or we determine to sell the Patents to a third party, we are required to provide Greenfield the right of first refusal to either match such offer, or negotiate different purchase terms for the Patents.

The Company intends to utilize the Greenfield Patents by seeking out commercial opportunities that highlight what the Company believes are the patents innovative uses in nutraceuticals, emphasizing the potential for customized health supplements tailored to specific needs.

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

We have been granted with the United States Patent and Trademark Office for a federal trademark for the following word mark on October 13, 2024 with Reg. No. 7,184,368:

Additionally, the Company has been granted various federal trademarks and has applied for certain federal trademarks which applications are pending as of the date of this Report.

Employees

The Company is currently operated and managed by (a) the Founder, Chairman and Chief Executive Officer, Jacob D. Cohen, (b) President and Director, Antonios “Tony” Isaac, (c) Amanda Hammer, the Chief Operating Officer of the Company, and (d) Eugene Johnston, the Chief Financial Officer of the Company. The Company utilizes the assistance of various independent contractors for administrative and technology development related services. We anticipate establishing a compensation program designed to align the compensation of our employees with performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior results in the future. The structure of our compensation program will balance incentives earnings for both short-term and long-term performance such as incentive bonuses and flexible schedules. The Company also intends to develop a culture of inclusion and diversity and places a high value on diversity and inclusion. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We consider our relations with our employees to be satisfactory. Mr. Cohen and Mrs. Hammer, are currently party to employment agreements with the Company and Mr. Isaac and Mr. Johnston are party to consulting agreements with the Company, each as discussed below under “Item 11. Executive Compensation—Employment and Consulting Agreements.”

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

The Market for MOJO

We believe that hypogonadism (a condition where the gonads (testes in males and ovaries in females) do not produce enough sex hormones) is a growing concern in an aging male population and is associated with symptoms including decreased libido, erectile dysfunction, loss of lean muscle mass, loss of vitality, and depression. The most sensitive symptoms supporting a diagnosis of hypogonadism include erectile dysfunction and decreased libido. Historically treated using exogenous testosterone, concerns about possible adverse effects of testosterone have led physicians to seek alternative treatment approaches. Enclomiphene citrate is the trans isomer of clomiphene citrate, a non-steroidal estrogen receptor antagonist that is FDA-approved for the treatment of ovarian dysfunction in women. Clomiphene citrate has also been used off-label for many years to treat secondary male hypogonadism, particularly in the setting of male infertility.

Enclomiphene citrate, which is the key active pharmaceutical ingredient found in our Mango MOJO compounded product, has been researched and studied in a Phase II clinical trial conducted by Ronald D. Wiehle and others, entitled “Enclomiphene citrate stimulates testosterone production while preventing oligospermia: a randomized phase II clinical trial comparing topical testosterone” (Fertil Steril. 2014 Sep;102(3):720-7. doi: 10.1016/j.fertnstert.2014.06.004. Epub 2014 Jul 17. PMID: 25044085), which found enclomiphene citrate as being effective in increasing serum testosterone levels in hypogonadal men, as well as maintaining sperm counts.

According to an April 2022 market study conducted by Allied Market Research, the global male hypogonadism market size was $3.1 billion in 2020, and is projected to reach $5.1 billion by 2030, growing at a CAGR of 5.1% from 2021 to 2030.

The Market for SLIM

The Semaglutide market size has grown rapidly in recent years and from $20.54 billion in 2023 to $23.07 billion in 2024 at a compound annual growth rate (CAGR) of 12.3% according to the “Semaglutides Market Report 2024” by Research and Markets. The growth during the historic period can be attributed to lifestyle changes leading to higher diabetes prevalence, increased investment in research and development, rising healthcare expenditure, the expansion of pharmaceutical companies into developing regions, and growing acceptance of injectable therapies.

Semaglutide is the key active pharmaceutical ingredient found in our Mango SLIM compounded product. According to Research and Markets, the market for semaglutides is expected to grow to $36.87 billion in 2028, due in part to the increasing global prevalence of diabetes, rising awareness about diabetes management and treatment, growing demand for effective therapies with fewer side effects, supportive government initiatives and policies for diabetes treatment, and an aging population contributing to higher diabetes incidence.

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

Furthermore, we compete with other companies, which have greater resources and a greater advertising budget, and which are also selling a version or some variation of our Compounded Products and Pharmaceutical Products, overall. We compete against these competitors based on our branding, advertising, unique compounding, and product delivery system (i.e., our Compounded Products have been designed to be taken sublingually, rather than in pill form or injectable format). We believe that these alternative delivery methods are one of the Company’s major competitive advantages and what makes our Pharmaceutical Products more attractive than those sold by some of the larger pharmaceutical manufacturing companies.

Regulatory Environment

We currently produce and sell our Compounded Products, and plan to produce and sell future pharmaceutical products, under an exemption provided by Section 503A of the FFDCA Act. Section 503A describes the conditions under which compounded human drug products are exempt from the FFDCA Act sections on FDA approval, prior to marketing, current good manufacturing practice (“cGMP”) requirements and labeling with adequate directions for use. One of these conditions is that the drugs must be compounded based on the receipt of valid patient-specific prescriptions; another condition limits “copying” of FDA-approved products, which restricts compounding drugs that have the same active ingredients and route of administration as ingredients that are used in other FDA approved drugs which are commercially available. The FDA also prohibits any marketing or promotional statements that are “false or misleading in any particular,” including making any unsupported superiority claims against other products or the failure to disclose a material fact.

Notwithstanding the above, under relevant FDA guidance, the FDA generally does not consider a compounded drug to be “essentially a copy” of a commercially available drug if the compounded drug has a different route of administration as compared with the approved alternative, and our Compounded Products are for a different route of administration (e.g., sublingual). In addition, the FDA does not consider a compounded drug to be “essentially a copy” of a commercially available drug if the approved product cannot be used for the prescribed route of administration, which is available in the compounded version (which we believe it cannot, as discussed below). Finally, we do not expect that we will be deemed to have engaged in such “copying”, because our Compounded Products are based on a prescriber’s determination for each patient that the change associated with the Compounded Products produces for the patient a significant difference as compared with the commercially available drug product. Under relevant FDA guidance, the FDA does not consider a compounded drug “essentially a copy” if a prescriber determines that there is a change, made for an identified individual patient, which produces for that patient a significant difference from the commercially available product.

Under Section 503A of the FFDCA Act, it is the prescribing practitioner who determines if a compounded drug is necessary for the identified patient and whether the change associated with the compounded product produces for the patient a significant difference as compared with the commercially available drug product. FDA’s guidance states that FDA generally does not intend to question prescriber determinations that are appropriately documented. Our Compounded Products have been formulated as a Rapid Dissolve Tablet using a sublingual (applied under the tongue) delivery system to bypass the stomach and liver. We believe this offers a significant difference based on the fact that the approved versions are not available in the same route of administration (i.e., sublingual). A sublingual formulation may be able to meet the clinical needs of a particular patient who desires a more rapid onset of action compared to an FDA-approved oral formulation. In addition, because the prevalence of ED generally increases with age, older patients who may have difficulty swallowing an FDA-approved oral formulation may benefit from a sublingual formulation that dissolves under the tongue.

Compounded drugs, like our Compounded Products, are not FDA-approved. This means that the FDA does not verify the safety or effectiveness of such drugs. Instead, consumers rely on the determination of a prescribing physician that the compounded drug is necessary for the individual patient. Compounded drugs also lack an FDA finding of manufacturing quality before such drugs are marketed.

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

Neither we, nor our representatives have had any conversations with the FDA staff regarding whether our Compounded Products can be sold pursuant to Section 503A of the FFDCA Act and future conversations with the FDA may result in the FDA staff raising issues with such sales pursuant to Section 503A of the FFDCA, requiring certain pre-requisites or changes to our current business plan, which may be costly or time consuming, and/or may result in us being prohibited from selling our Compounded Products pursuant to Section 503A of the FFDCA Act.

Government Regulation

We, as are many other companies, are also subject to environmental laws, rules and regulations which could affect our operations, including those disclosed below. As a consumer-focused health and wellness company delivering comprehensive telehealth technologies and services and health and wellness prescription-based products, in addition to the typical legal and regulatory considerations faced by a technology-based company, we are required to comply with complex healthcare laws and regulations, and consumer protection laws and regulations, all at both the state and federal level. Our business and operations are subject to extensive regulation, including with respect to the practice of medicine, the use of telehealth, relationships with healthcare providers, privacy and security of personal health information, product safety and pharmacy operations.

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

Irrespective of our business model, the healthcare industry is subject to changing political, economic and regulatory influences that may affect health and wellness companies like the Company. During the past several years, the healthcare industry has been subject to an increase in governmental regulation and subject to potential disruption due to legislative initiatives and government regulation, as well as judicial interpretations thereof. While these regulations may not directly impact us or our offerings in any given case, they will affect the healthcare industry as a whole and may impact customer use of the Company’s solutions. If the government asserts broader regulatory control over companies like us or if we accept payment from and/or participate in third-party payor programs in the future, the complexity of our operations and our compliance obligations will materially increase.

Government regulation of the practice of medicine and telehealth

The practice of medicine is subject to various federal, state, and local certification and licensing laws, regulations, approvals and standards, relating to, among other things, the qualifications of the provider, the practice of medicine (including specific requirements when providing health care utilizing telehealth technologies and the provision of remote care), the continuity and adequacy of medical care, the maintenance of medical records, the supervision of personnel, and the prerequisites for the prescription of medication and ordering of tests. Because the practice of telehealth is relatively new and rapidly developing, regulation of telehealth is evolving and the application, interpretation and enforcement of these laws, regulations and standards can be uncertain or uneven. Similarly, the ability of our related party pharmacy to fulfill prescriptions and distribute pharmaceutical products, including compounded pharmaceutical products, is dependent upon the laws that govern licensed pharmacies and the fulfillment and distribution of prescription medication and other pharmaceutical products, which include in some cases requirements relating to telehealth. As a result, we must continually monitor legislative, regulatory, and judicial developments regarding the practice of medicine, telehealth and pharmaceutical laws in order to support our related party pharmacy (Epiq Scripts) and our third-party Telemedicine Providers.

Physicians who provide professional clinical services via telehealth must, in most instances, hold a valid license to provide the applicable professional services in the state in which the patient is located. As such, the physicians provided to us through our relationship with our Telemedicine Providers are required to be licensed under applicable state law.

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

Some of the rules and regulations we are subject to include:

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

U.S. FDA Regulation

The FDA regulates product promotion and noncompliance and this could result in the FDA requesting that we modify our product promotion or subject us to regulatory and/or legal enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine, and criminal penalties. Other federal, state or foreign enforcement authorities also monitor product promotion and have the authority to levy significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement, if violations of applicable law or regulations occur. We also believe that the FDA will likely consider our compounded combination products to be different from previously FDA-approved products, and that the FDA will not likely allow us to rely on any FDA-approved labeling or prescribing information.

To qualify for the exemptions under section 503A of the FFDCA Act, among other requirements, a drug must be compounded by a licensed pharmacist or a licensed physician that does not compound regularly or in inordinate amounts any drug products that are essentially copies of a commercially available drug product. As discussed under “Item 1. Business—Material Agreements—Master Services Agreement with Epiq Scripts”, we have entered into an agreement with Epiq Scripts, a related party, 52% owned and controlled by Jacob D. Cohen, our Chairman and Chief Executive Officer, to provide us compounding and other pharmacy services.

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

For example, as of the date of this Report, twenty states—California, Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Kentucky, Maryland, Montana, Minnesota, Montana, New Hampshire, Nebraska, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah, and Virginia—have enacted consumer data privacy laws. The data privacy laws have a number of things in common with each other, including allowing residents of those states the right to access and delete their personal information and to opt-out of the sale of their personal information, among others. Other provisions require commercial websites or online services to post a privacy policy that describes the types of personal information collected, what information is shared with third parties, and how consumers can request changes to certain information. Our compliance with these and future rules may increase our operating and expenses and our failure to comply with these rules could subject us to fines, penalties and litigation.

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

Item 1A. Risk Factors.

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. If any such risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected, and the value of our securities may decline in value or become worthless. The risks described below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations. The risk factors described below should be read together with the other information set forth in this Report, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those described below and elsewhere in this Report. These risks include, but are not limited to, the following:

●	Our need for additional funding, the availability and terms of such funding, and dilution caused thereby;

●	We have a limited operating history, have produced only a limited amount of products and have generated only limited revenues to date;

●	Our ability to execute our growth strategy and scale our operations and risks associated with such growth, and our ability to attract members and customers;

●	The effect of pandemics and governmental responses thereto on our operations, those of our vendors, our customers and the economy in general;

●	Risks associated with our ED product which has not been, and will not be, approved by the FDA and has not had the benefit of the FDA’s clinical trial protocol which seeks to prevent the possibility of serious patient injury and death;

●	Risks that the FDA may determine that the compounding of our planned products does not fall within the exemption from the FFDCA Act provided by Section 503A;

●	Our significant reliance on related party transactions and risks associated with such related party relationships and agreements;

●	The effect of data security breaches, malicious code and/or hackers;

●	Competition and our ability to create a well-known brand name;

●	Changes in consumer tastes and preferences;

●	Material changes and/or terminations of our relationships with key parties;

●	Significant product returns from customers, product liability, recalls and litigation associated with tainted products or products found to cause health issues;

●	Our ability to innovate, expand our offerings and compete against competitors which may have greater resources;

●	Our ability to prevent credit card and payment fraud;

●	Risks associated with inflation, and increases in interest rates and economic downturns, including potential recessions, as well as macroeconomic, geopolitical, health and industry trends, pandemics, acts of war (including the ongoing Ukraine/Russian conflict and Israel/Hamas conflict) and other large-scale crises;

●	The risk of unauthorized access to confidential information;

●	Our ability to protect our intellectual property and trade secrets, claims from third-parties that we have violated their intellectual property or trade secrets and potential lawsuits in connection therewith;

●	Our and our providers’ ability to comply with government regulations, changing regulations and laws, penalties associated with any non-compliance (inadvertent or otherwise), the effect of new laws or regulations, and our ability to comply with such new laws or regulations;

●	Our reliance on our current management and the terms of their employment agreements with us;

●	The outcome of lawsuits, litigation, regulatory matters or claims;

●	The fact that certain recent initial public offerings of companies with public floats comparable to the public float of the Company have experienced extreme volatility that was seemingly unrelated to the underlying performance of the respective company; and the fact that we may experience similar volatility, which may make it difficult for investors to assess the value of our common stock;

●	Certain terms and provisions of our governing documents which may prevent a change of control, and which provide for indemnification of officers and directors, limit the liability of officers or directors, and provide for the board of director’s ability to issue blank check preferred stock; and

●	The volatile nature of the trading price of our common stock; dilution experienced by investors in the offering; and dilution which may be caused by future sales of securities.

Risks Related to our Operating History and Need for Funding

We have a limited operating history and have generated only limited revenues to date and there is no assurance that we can generate revenues or sell any commercial amount of our products in the future. We will need to raise additional funding to support our operations in the future.

We have a limited operating history. We launched our website in mid-November 2022 and have not sold sufficient quantities of our PRIME and/or Compounded Products to date to support our operations. There is no assurance that we can generate revenues sufficient to support our operations, and even if additional revenues are generated, there is no assurance that we can generate sufficient net income to support our operations. As reflected in the accompanying financials, the Company had a net loss of $8,707,226 for the year ended December 31, 2024 and an accumulated deficit of $20,806,595 as of December 31, 2024. Additionally, the Company had a net loss of $9,212,417 for the year ended December 31, 2023, and an accumulated deficit of $11,228,173 as of December 31, 2023.

We have experienced recurring net losses since inception. We believe that we will continue to incur substantial operating expenses in the foreseeable future as we continue to invest to market our PRIME and Compounded Products, expand product offerings and enhance technology and infrastructure and further invest into, develop and market our recently acquired intellectual properties, including our patented respiratory illness prevention technology and Dermytol. These efforts may prove more expensive than we anticipate, and we may not succeed in generating commercial revenues or net income to offset these expenses. Accordingly, we may not be able to achieve profitability, and we may incur significant losses for the foreseeable future. Our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of December 31, 2024, included herein. As of the date of this Report, our current capital resources, combined with the net proceeds from recent offerings are expected to be sufficient for us to fund operations for the next 12 months. We will need funding in in the future however to support our operations. We may also seek to acquire additional businesses or assets in the future, which may require us to raise funding. We currently anticipate such funding, if required, being raised through the offering of debt or equity. Such additional financing may not be available on favorable terms, if at all. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our shareholders experiencing significant dilution. If such financing is unavailable, we may be forced to curtail our business plan, which may cause the value of our securities to decline in value.

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

Additionally, our industry segment is relatively new and constantly evolving. As a result, there is a lack of available information with which to forecast industry trends or patterns. There is no assurance that sustainable industry trends or preferences will develop that will lead to predictable growth or earnings forecasts for individual companies or the industry segment as a whole. We are also unable to determine what impact future governmental regulation may have on trends and preferences or patterns within our industry segment.

We need additional capital which may not be available on commercially acceptable terms, if at all, and this raises questions about our ability to continue as a going concern.

We need additional capital to support our operations and continue to market and commercialize our current Pharmaceutical Products. We may also require additional funding in the future to support our operations, expand our product line, pay expenses, or expand or complete acquisitions. The most likely source of future funds presently available to us will be through the sale of equity capital or debt. Any sale of equity or convertible equity or debt will result in dilution to existing shareholders. Furthermore, we may incur debt in the future, and may not have sufficient funds to repay our future indebtedness or may default on our future debts, jeopardizing our business viability.

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

Risks Related to Our Business Activities

We may not be able to successfully commercialize our Pharmaceutical Products or any other potential future men’s wellness products.

We may not be able to effectively commercialize our Pharmaceutical Products or any other potential future men’s wellness products. If we are unable to successfully commercialize our Pharmaceutical Products or successfully develop, produce, launch and commercialize any other potential future men’s wellness products, our ability to generate product sales will be severely limited, which will have a material adverse impact on our business, financial condition, and results of operations.

We expect to face intense competition, often from companies with greater resources and experience than we have.

The health, wellness, and telemedicine industries are highly competitive and subject to rapid change. The industries continue to expand and evolve as an increasing number of competitors and potential competitors enter the market. Many of these competitors and potential competitors have substantially greater financial, technological, managerial and research and development resources and experience than we have. We mainly compete with other companies offering men’s compounded health and wellness products, including Hims & Hers Health, Inc., Roman, and Henry Meds, and with our Mango ED products, we are also competing against much larger pharmaceutical companies who offer ED branded drugs like Viagra (Pfizer) and Cialis (marketed by Lilly ICOS LLC, a joint venture between Eli Lilly and Company and ICOS Corporation) and their generic forms. With our Mango GROW product, we compete against the much larger pharmaceutical company Merck & Co., which offers the branded hair loss product Propecia, and Johnson & Johnson, the owner of Rogaine® – a branded form of Minoxidil. With our Mango SLIM product, we compete against the much larger pharmaceutical company Novo Nordisk., which offers the branded glucagon-like peptide-1 (GLP-1) products under the brand name Ozempic® and Wegovy®. The majority of these competitors and potential competitors have more experience than we have in the development of health and wellness services and products. In addition, our planned services and products will compete with service and product offerings from large and well-established companies that have greater marketing and sales experience and capabilities than we or the parties with which we contract have. If we are unable to compete successfully, we may be unable to grow and sustain our revenue.

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

We face, and may continue to face, intellectual property infringement or misappropriation, and other claims that could be costly to defend, result in significant damage awards or other costs (including indemnification awards), and limit our ability to sell certain products.

We are currently party to, and may in the future continue to be party to, litigation based on allegations of infringement or other violations of intellectual property rights, including patent, copyright, trade secrets, and trademarks. Adverse results in any of these lawsuits may include awards of monetary damages, costly royalty or licensing agreements (if licenses are available at all), or orders limiting our ability to sell our products in the U.S. or elsewhere, including by preventing us from selling some or all of our Compounded Products. They may also cause us to change our business practices in ways that could result in a loss of revenues for us and otherwise harm our business. Some of our agreements with our partners require us to defend against certain intellectual property infringement claims and in some cases indemnify them for certain intellectual property infringement claims against them, which could result in increased costs for defending such claims or significant damages if there was an adverse ruling in any such claims. Regardless of their merits, intellectual property claims are often time consuming and expensive to litigate or settle. To the extent such claims are successful, they could harm our business, including our product offerings, financial condition, and operating results. In the event we were prohibited from selling certain, or all of our Compounded Products, and/or were forced to pay significant damages, we may be forced to curtail our business operations and seek bankruptcy protection.

For additional information about the ongoing material legal proceedings to which we are subject, see Legal Proceedings in Item 3 of this Annual Report on Form 10-K.

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

Because we have limited financial and managerial resources, we must focus our efforts on particular service programs and products. As a result, we may forego or delay pursuit of opportunities with other services or products that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Any such failure could result in missed opportunities and/or our focus on products or services with low market potential, which would harm our business and financial condition. Our current use of proceeds is specifically focused on among other things, the marketing and selling of our current Pharmaceutical Products and includes capital allocated for future products or services anticipated to be sold in the future under the ‘MangoRx’ label and brand.

We have entered into a Master Services Agreement and Statement of Work with Epiq Scripts, LLC, a related party, which entity is currently licensed to provide pharmacy services in only 49 states and the District of Columbia.

As described in greater detail under “Item 1. Business—Material Agreements—Master Services Agreement with Epiq Scripts”. we have entered into a Master Services Agreement and SOW for Epiq Scripts, a related party, 52% owned and controlled by Jacob D. Cohen, our Chairman and Chief Executive Officer, to provide us pharmacy and compounding services. Epiq Scripts has filed with the URAC to obtain its pharmacy accreditation and has State Board of Pharmacy (or its equivalent) licenses in the District of Columbia and 49 states: Alaska, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin, and Wyoming. It is also in the process of applying for additional state licenses and plans to eventually obtain licenses in all 50 states by the end of the first quarter of 2025. As a result of the above, Epiq Scripts can currently only provide the Services to us in the 49 states described above and the District of Columbia, and we are unable to sell products to any customers in any states other than those 49 states and the District of Columbia, until Epiq Scripts is able to obtain licenses in other states and is limited to selling products to customers only in the states in which Epiq Scripts holds licenses.

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

As described in greater detail under “Item 1. Business—Material Agreements—Master Services Agreement with Epiq Scripts”, we have entered into a Master Services Agreement and SOW for Epiq Scripts, a related party, 52% owned and controlled by Jacob D. Cohen, our Chairman and Chief Executive Officer, to provide us pharmacy and compounding services. Pursuant to the Master Services Agreement and a related SOW, Epiq Scripts agreed to provide pharmacy and related services to us, we agreed to exclusively use Epiq Scripts as the provider of online fulfillment, specialty compounding, packaging, shipping, dispensing and distribution services relating to products sold exclusively via our website, that may be prescribed as part of a telehealth consultation on our platform, during the term of the Master Services Agreement, so long as Epiq Scripts complies with the terms of the Master Services Agreement. The agreement also includes a 30-day right of first refusal for Epiq Scripts to provide pharmacy services for any new product that Mango may introduce during the term of the Master Services Agreement.

Pursuant to the Master Services Agreement, as amended, Epiq Scripts has certain rights in the event that the Company seeks to obtain pharmaceutical services in connection with certain Company products in jurisdictions other than the United States, including, without limitation, Mexico and the United Kingdom, where Epiq Scripts does not currently maintain licenses or permits and/or to terminate Epiq Scripts’ rights to provide exclusive Pharmaceutical Services in any current state of the United States or Future Jurisdiction where Epiq Scripts may then be providing Pharmaceutical Services to the Company.

Specifically, should the Company decide to transfer any services provided by Epiq Scripts in a Current Jurisdiction to another pharmaceutical service provider, the Company will be required to pay Epiq Scripts a fee of 1% of the total gross sales of all Prescription Products (defined below) by the Company resulting from the Transferred Services in the Current Jurisdiction, for a period of the lesser of (a) five (5) years from the date the Company transferred the Transferred Services; and (b) through the end of the term of the Master Services Agreement (including where applicable, any renewal term). The Non-Use Fee is payable monthly in arrears, for calendar quarters, by the 15th day following the end of each calendar quarter.

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

We currently exclusively rely, and continue to exclusively rely, on Epiq Scripts, a related party entity, for our pharmacy compounding services.

As disclosed herein, we have entered into a Master Services Agreement with Epiq Scripts, a related party, 52% owned and controlled by Jacob D. Cohen, our Chairman and Chief Executive Officer, to operate as our sole and exclusive licensed pharmacy to fulfill and compound our Compounded Products to customers, assuming our Compounded Products are prescribed by physicians pursuant to our agreements with our Telemedicine Providers. We currently exclusively rely, and continue to exclusively rely, on Epiq Scripts. We face risks relying on a newly formed pharmacy with limited operations. Those risks include risks that Epiq Scripts will not be able to follow applicable regulatory guidelines relating to, will not be able to timely or cost effectively complete, or may not correctly, fulfill, specialty compound, package, ship, dispense and/or distribute our Pharmaceutical Products. If Epiq Scripts is not able to scale its operations to meet the demand of our operations, or is unable to undertake any of the actions described above, our business may be materially and adversely affected, we may need to find a new partner pharmacy, which may charge us more money for its services or may not have as favorable contract terms, we may be delayed or prevented from selling our Pharmaceutical Products, and may face fines, penalties or litigation. In the event of the occurrence of any of the above, the value of our securities may decline in value or become worthless.

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

Our Pharmaceutical Products and our future men’s wellness products may not gain or increase market acceptance among physicians, patients, healthcare payors or the medical community. We believe that the degree of market acceptance and our ability to generate commercial revenues from such products will depend on a number of factors, including:

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

Our Pharmaceutical Products and/or future products may fail to achieve market acceptance or generate significant revenue to achieve sustainable profitability. In addition, our efforts to educate the medical community and third-party payors on the safety and benefits of our drugs may require significant resources and may not be successful.

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

Economic downturns or a change in consumer preferences, perception and spending habits has in the past, and could in the future, limit consumer demand for our products and negatively affect our future business.

The products that we sell (including our Pharmaceutical Products) and plan to sell in the future have been in the past, and may in the future be, adversely affected from time to time by economic downturns that impact consumer spending, including discretionary spending. Future economic conditions such as employment levels, business conditions, housing starts, market volatility, interest rates, inflation rates, energy and fuel costs and tax rates, or our actions in response to these conditions, such as price increases, could reduce consumer spending or change consumer purchasing habits.

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

The failure of our Telemedicine Providers to attract and retain physicians in a competitive labor market could limit our ability to execute our growth strategy, resulting in a slower rate of growth.

The success of our wellness business will depend on the ability of our Telemedicine Providers and any future contracted telemedicine services provider(s) to continue to recruit and retain a sufficient number of qualified licensed doctors. Although we believe such provider(s) will have an effective recruitment process, there is no assurance that such provider(s) will be able to secure arrangements with sufficient numbers of licensed doctors or retain the services of such practitioners. If our Telemedicine Providers or any provider(s) we engage in the future, experience delays or shortages in obtaining access to qualified physicians, we would be unable to operate and may be forced to seek alternative arrangements which could be more costly or may be forced to suspend our business operations.

Our business could be adversely affected if physicians were classified as employees of the Telemedicine Providers instead of independent contractors.

Our Telemedicine Providers typically engage physicians that perform services through our platform as independent contractors. The Telemedicine Providers believe that the physicians are independent contractors because, among other things, they can choose whether, when, and where to provide services on our platform and are free to provide services on our competitors’ platforms. Nevertheless, recent legislative and judicial activity have in some jurisdictions created more restrictive standards or enforcement uncertainty with respect to the classification of workers within certain industries. The Telemedicine Providers may not be successful in defending the independent contractor status of physicians in some or all jurisdictions in which we and/or they operate. Furthermore, the costs associated with defending, settling, or resolving pending and future lawsuits (including demands for arbitration) relating to the independent contractor status of physicians could be material to the Telemedicine Providers. Foreign, state, and local laws governing the definition or classification of independent contractors, or changes thereto, or judicial decisions regarding independent contractor classification, could require classification of physicians as employees (or workers or quasi-employees where those statuses exist) of the Telemedicine Providers. If the Telemedicine Providers are required to classify physicians as employees (or as workers or quasi-employees where applicable), it could result in significant additional expenses, potentially including expenses associated with the application of wage and hour laws (including minimum wage, overtime, and meal and rest period requirements), employee benefits, social security contributions, taxes, and penalties. Further, any such reclassification could add significant complexity to our business model and could force us to have to modify or renegotiate our relationships with the Telemedicine Providers, which may not be possible on mutually agreeable terms, and could have an adverse effect on our business, financial condition, and results of operations.

Disruption in our global supply chain could negatively impact our business.

The compounds found in the products we sell are sourced from a wide variety of vendors, and any future disruption in our supply chain or inability to find qualified vendors and access compounds that meet requisite quality and safety standards in a timely and efficient manner could adversely impact our business. While we have not experienced material supply chain issues to date, the loss or disruption of such supply arrangements for any reason, including as a result of ongoing conflict arising out of the Russian invasion of Ukraine and the hostilities and conflict in the Middle East, other acts of war or terrorism, trade sanctions, inflation, tariffs, health epidemics or pandemics, labor disputes, loss or impairment of key manufacturing sites, inability to procure sufficient raw materials, quality control issues, ethical sourcing issues, a supplier’s financial distress, natural disasters, looting or other external factors over which we have no control, could interrupt product supply and, if not effectively managed and remedied, have a material adverse impact on our business, results of operations and financial condition.

Additionally, any major changes in tax or trade policy, such as the imposition of additional tariffs or duties on imported products, or trade sanctions, between the U.S. and countries from which we or our vendors source merchandise, directly or indirectly, could require us to take certain actions, such as raising prices on our offerings or seeking alternative sources of supply from vendors with whom we have less familiarity, which could adversely affect our reputation, revenue, and our results of operations.

If we are unable to maintain or enter into future agreements with suppliers or our suppliers fail to supply us with our Compounded Products ingredients or any other potential future men’s wellness products, we may experience delays in selling our products.

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

We currently do not have any manufacturing facilities and instead rely on third parties for the supply of our products (currently just Epiq Scripts, which is a related party), as well as for the supply of materials. However, we cannot be certain that we or our suppliers will be able to obtain or maintain the necessary regulatory approvals or registrations for these suppliers in a timely manner or at all.

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

As of the date of this filing, we are not aware of the occurrence of any data breaches or other security related issues.

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

For example, a 2014 study published in The Journal of the American Medical Association determined that Sildenafil (the active ingredient in Viagra and one of the ingredients we alternatively use, together with Sildenafil in our Mango ED product) may be associated with a higher risk of developing melanoma. The study evaluated data from more than 25,000 men who used Sildenafil and found that Sildenafil use was significantly associated with an increased risk of subsequent melanoma, after considering other risk factors. It is possible that the ingredients we use in our Compounded Products (including our Mango ED product, which is made with Sildenafil as an alternative to Tadalafil) or any other products we sell, including PRIME, could be found to result in increases in the likelihood of developing cancer or other diseases, which could subject us to litigation, penalties or recalls, all of which could have a material adverse effect on our operations and cause the value of our securities to decline in value or become worthless. Furthermore, our use of Sildenafil in our products could subject us to litigation, penalties or recalls, all of which could have a material adverse effect on our operations and cause the value of our securities to decline in value or become worthless.

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

We incur significant costs associated with our public company reporting requirements and with applicable U.S. and Nasdaq corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC and Nasdaq. All of these applicable rules and regulations significantly increase our legal and financial compliance costs and make some activities more time-consuming and costly. These applicable rules and regulations also make it more difficult and more expensive for us to retain director and officer liability insurance and as a result, we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officers.

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

Separately, Federal law limits compounded drugs that are “essentially copies” of commercially available FDA approved drugs, including those with the same route of administration. If our Compounded Products, or any future products we may choose to market in the future are deemed to be “essentially copies” of commercially available FDA approved drugs we would be prohibited from compounding such drugs and would be unable to sell our Compounded Products or future products. If that were to occur, we would need to change our business plan which would require substantial additional expenses and would have a material adverse effect on our cash flows and the value of our securities.

Marketing activities for our Pharmaceutical Products are subject to strict governmental regulation which may limit our ability to market or promote such product.

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

The FDA also has the authority to impose significant restrictions on approved products through regulations on advertising, promotional and distribution activities. In particular, the FDA will object to any promotional activity (including through testimonials and surrogates) that is “false or misleading in any particular,” including the failure to disclose material facts. For example, the FDA will expect adequate substantiation for an efficacy claim, which would require substantial evidence derived from adequate and well-controlled clinical trials. We believe we can conduct truthful and non-misleading promotional activities, including activities involving the use of testimonials and surrogates, with limited claims that do not require substantial evidence derived from adequate and well-controlled clinical trials and which do not include efficacy claims. If our products are marketed in contradiction with FDA laws and regulations, the FDA may issue warning letters that require specific remedial measures to be taken, as well as an immediate cessation of the impermissible conduct, resulting in adverse publicity. The FDA may also require that all future promotional materials receive prior agency review and approval before use. Certain states have also adopted regulations and reporting requirements surrounding the promotion of pharmaceuticals. Failure by us or any of our collaborators to comply with state requirements may affect our ability to promote or sell future products in certain states. This, in turn, could have a material adverse impact on our financial results and financial condition and could subject us to significant liability, including civil and administrative remedies as well as criminal sanctions.

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

Privacy laws, rules, and regulations are constantly evolving in the United States and abroad and may be inconsistent from one jurisdiction to another. We expect that new industry standards, laws and regulations will continue to be proposed regarding privacy, data protection and information security in many jurisdictions, including privacy acts previously adopted by 20 states as of the date of this Report, including the states of California, Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Kentucky, Maryland, Montana, Minnesota, Montana, New Hampshire, Nebraska, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah, and Virginia, certain of which are already effective, and certain of which become effective during 2025 and 2026. We cannot yet determine the impact such future laws, regulations and standards may have on our business. Complying with these evolving obligations is costly. For instance, expanding definitions and interpretations of what constitutes “personal data” (or the equivalent) within the United States and elsewhere may increase our compliance costs. Any failure to comply could give rise to unwanted media attention and other negative publicity, damage our customer and consumer relationships and reputation, and result in lost sales, claims, administrative fines, lawsuits or regulatory and governmental investigations and proceedings and may harm our business and results of operations.

Our Compounded Products have not been, and will not be, approved by the FDA. The use of such products may cause serious side effects which could subject us to material litigation, damages and penalties.

Our Compounded Products have not been, and will not be, approved by the FDA. It is compounded using bulk drug substances and as such, we believe it is exempt from specific FDA approval, provided that it is compounded in accordance with statutory requirements. Because compounded drugs are not FDA-approved, the FDA does not verify their safety, effectiveness, or quality before they are marketed. In addition, poor compounding practices can result in serious drug quality problems, such as contamination or a drug that contains too much or too little active ingredient, among other possible quality deficiencies.

We are not aware of any clinical studies involving the administration of Sildenafil or Tadalafil sublingually at the doses we intend to provide patients, or the compounding of Sildenafil or Tadalafil, Oxytocin, and L-arginine to treat ED, as is contemplated by our Mango ED products. We are also not aware of any clinical studies involving the administration of Minoxidil and Finasteride sublingually at the dose we provide patients, or the compounding of Minoxidil, Finasteride, Vitamin D3 and Biotin, to attempt to treat hair loss, as is contemplated by our Mango GROW product. We are also not aware of any clinical studies involving the administration of Enclomiphene Citrate, Pregnenolone, and DHEA sublingually at the dose we provide patients, or the compounding of these ingredients to attempt to manage and balance hormones, as is contemplated by our Mango MOJO product. We are also not aware of any clinical studies involving the administration of Semaglutide sublingually at the dose we provide patients, or the compounding of Semaglutide with Vitamin B6 to attempt to assist with weight management, as is contemplated by our Mango SLIM product.

Because our Compounded Products have not been, and will not be, approved by the FDA, our products have not had the benefit of the FDA’s clinical trial protocol which seeks to prevent the possibility of serious patient injury and death. If this were to occur, we could be subject to litigation and governmental action, which could result in costly litigation, significant fines, judgments or penalties. For example, in October 2012, a pharmacy in Massachusetts shipped compounded drugs that were contaminated with a fungus throughout the country, and these drugs were injected into patients’ spines and joints. More than 750 people in 20 states developed fungal infections, and more than 60 people died. This type of action could have a significant negative impact on our brand name, results of operations and cash flows, and result in us having to cease selling products, curtailing our business plan, or seeking bankruptcy protection.

The main ingredients of our Compounded Products are publicly disclosed and are being specially compounded for the customer by a pharmacist with a physician’s prescription, and as a result, our Compounded Products formula can be replicated by other companies.

Because our Compounded Products are being specially compounded for customers by a pharmacist with a physician’s prescription and because the ingredients for our Compounded Products are publicly disclosed, these product formulas can be replicated by other companies. As a result, competitors, including those with greater resources, marketing, and brand recognition, may compete against us in the future using our exact product ingredients or variations thereof. We may be unable to distinguish our Compounded Products from copycat products and may not be able to differentiate our product from competitors in the marketplace. As a result, we may fail to obtain a significant market share, or may lose any market share we may obtain in the future, may be unable to compete with competitors, and may be forced to abandon or curtail our business plan, which could cause the value of our shares to decline in value or become worthless.

Our Compounded Products need to be compounded by licensed pharmacists who are subject to risks regarding applicable exemptions from the FFDCA Act.

Section 503A of the FFDCA describes the conditions under which compounded human drug products are exempt from the FFDCA sections on FDA approval prior to marketing, current good manufacturing practice requirements, and labeling with adequate directions for use. One of these conditions is that the drugs must be compounded based on the receipt of valid patient-specific prescriptions. Our Compounded Products needs to be compounded by licensed pharmacists, after being prescribed by a licensed physician. Licensed pharmacists who compound drug products in accordance with Section 503A of the FFDCA are not required to comply with CGMP requirements and the drugs that they compound are not required to be approved by the FDA, provided that the compounding complies with applicable requirements. Therefore, the FDA is often not aware of potential problems with compounded drug products or compounding practices unless it receives a complaint, such as a report of a serious adverse event or visible contamination. As such, the compounding of our products is subject to limited FDA oversight, which could lead to such products not being compounded safely and could lead to product recalls and litigation which could have a significant negative impact on our brand name, results of operations and cash flows, and result in us having to cease selling products, curtailing our business plan, or seeking bankruptcy protection. Neither we, nor our representatives have had any conversations with the FDA staff regarding whether our Compounded Products can be sold pursuant to Section 503A of the FFDCA Act and future conversations with the FDA may result in the FDA staff raising issues with such sales pursuant to Section 503A of the FFDCA, requiring certain pre-requisites or changes to our current business plan, which may be costly or time consuming, and/or may result in us being prohibited from selling our Compounded Products pursuant to Section 503A of the FFDCA Act. We also face risks that the compounding of our products does not fall within the exemption from the FFDCA provided by Section 503A thereof. For example, if the FDA determined that any of our products are essentially a copy of an FDA approved product, we would be severely limited in our ability to compound such a product. If any of the above were to apply, we may need to change our business plan or compounding activities, which could force us to curtail our business plan or expend significant additional resources to obtain FFDCA or FDA approval for our products.

Notwithstanding the above, under relevant FDA guidance, the FDA generally does not consider a compounded drug to be “essentially a copy” of a commercially available drug if the compounded drug has a different route of administration as compared with the approved alternative, and our Compounded Products are for a different route of administration (e.g., sublingual). In addition, we do not expect that we will be deemed to have engaged in such “copying”, because our Compounded Products are based on a prescriber’s determination for each patient that the change associated with the compounded product (our Compounded Products) produces for the patient a significant difference as compared with the commercially available drug product. Under relevant FDA guidance, the FDA does not consider a compounded drug “essentially a copy” if a prescriber determines that there is a change, made for an identified individual patient, which produces for that patient a significant difference from the commercially available product.

Health care services, including arrangements with health care professionals, are heavily regulated at the state level, and the laws and regulations may be changed or subject to new interpretations.

Each state separately licenses health care professionals and determines when and under what conditions they may interact with and provide services to patients. Telehealth consultations initiated through our platform must be offered in accordance with the laws and regulations of the state where a patient is located, which may include laws that restrict the corporate practice of medicine and fee splitting. Each state’s laws are subject to legislative and regulatory changes, as well as judicial interpretations, and future changes or interpretations of state laws restricting the corporate practice of medicine and fee splitting could adversely affect the permissibility of (a) our relationship with the Telemedicine Providers; and/or (b) the Telemedicine Providers’ relationships with their contracted physicians. If our relationship with the Telemedicine Providers and/or the Telemedicine Providers’ relationships with their contracted physicians needed to be restructured in light of any such adverse changes or interpretations, that restructuring could negatively affect our ability to connect consumers with medical providers in certain states, and thus those customers’ ability to ultimately receive our products.

We do not have a pharmacy and depend on a related party to compound our Compounded Products and other potential future men’s wellness products.

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

If any of our contracting parties fail to fulfill their future contractual obligations, our business may be negatively affected and we may receive limited or no revenues under our agreements with them. See also the risk factor, “The related party pharmacy we have entered into an agreement with may not receive licenses in all of the 50 United States to provide national coverage for us to sell our Pharmaceutical Products and future products” below.

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

We must retain the services of our key employees and strategically recruit and hire new talented employees. Our future business and results of operations depend in significant part upon the continued contributions of our senior management personnel, particularly our Chairman and Chief Executive Officer, Jacob D. Cohen. Mr. Cohen is currently a co-Manager and 52% owner of Epiq Scripts, and as Chief Executive Officer of Ronin Equity Partners, Inc., a private investment company, and in various positions with other entities and groups. Mr. Cohen currently spends approximately 95% of his time on Company matters. As a result, Mr. Cohen dedicates only a portion of his professional efforts to our business and operations, and there is no contractual obligation for him to spend a specific amount of his time with us. Mr. Cohen may not be able to dedicate adequate time to our business and operations and we could experience an adverse effect on our operations due to the demands placed on him from his other professional obligations. Such involvement in other businesses may therefore present a conflict of interest regarding decisions he makes for us or with respect to the amount of time available for us. If we lose his services or if he fails to perform in his current position, or if we are not able to attract and retain skilled personnel as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key personnel in managing our operations, product development, marketing and sales aspects of our business, any part of which could be harmed by turnover in the future.

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

We have engaged, and in the future may engage, in transactions with related parties and such transactions present possible conflicts of interest that could have an adverse effect on us.

We have entered, and may continue to enter, into transactions with related parties for financing, corporate, business development and operational services. Included in such transactions is a Master Services Agreement and Statement of Work and Consulting Agreement with Epiq Scripts, LLC, a related party, 52% owned and controlled by Jacob D. Cohen, our Chairman and Chief Executive Officer, as discussed in greater detail under “Item 1. Business—Material Agreements”, for pharmacy and compounding services, which has been assigned to Mango & Peaches. Such transactions may not have been/may not be, entered into on an arm’s-length basis, and we may have achieved more or less favorable terms because such transactions were entered into with our related parties. This could have a material effect on our business, results of operations and financial condition. Such conflicts could cause an individual in our management to seek to advance his or her economic interests or the economic interests of certain related parties above ours. Further, the appearance of conflicts of interest created by related party transactions could impair the confidence of our investors.

We are significantly reliant on related party relationships.

We have entered into a Master Services Agreement and Statement of Work and Consulting Agreement with Epiq Scripts, LLC, a related party, 52% owned and controlled by Jacob D. Cohen, our Chairman and Chief Executive Officer, who also serves as a co-Manager of Epiq Scripts, as discussed in greater detail under “Item 1. Business—Material Agreements”, for pharmacy and compounding services, which has been assigned to Mango & Peaches. In the event that relationship is terminated, our costs may increase, and we may be unable to effectively obtain the services currently provided by Epiq Scripts, LLC. Additionally, certain of our consultants are employed by Epiq Scripts, LLC. We also anticipate entering into other related party relationships in the future. While we believe that all related party agreements have been and will be on arms-length terms, such significant related party relationships may be perceived negatively by potential shareholders or investors and/or may result in conflicts of interest. Each of our officers and directors (including those discussed above) presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director may be required to present a business opportunity to such entity, subject to his or her fiduciary duties under applicable law. Additionally, such persons may have conflicts of interest in allocating their time among various business activities. These conflicts may not be resolved in our favor. Our significant related party relationships and transactions, the terms of such relationships and transactions, and/or the termination of any such relationships or transactions, may have a material adverse effect on our results of operations moving forward and/or create conflicts of interest or perceived conflicts of interest which may have a material adverse effect on the value of our securities.

The related party pharmacy we have entered into an agreement with may not receive licenses in all of the 50 United States to provide national coverage for us to sell our Pharmaceutical Products and future products.

We have entered into a Master Services Agreement and Statement of Work and Consulting Agreement with Epiq Scripts, LLC, a related party, 52% owned and controlled by Jacob D. Cohen, our Chairman and Chief Executive Officer, as discussed in greater detail under “Item 1. Business—Material Agreements—Master Services Agreement,” for pharmacy and compounding services, which has been assigned to Mango & Peaches. Epiq Script’s ability to provide pharmacy services in each state is subject to, among other things, receipt of regulatory approvals and licenses in the states in which it operates. Currently Epiq Scripts holds State Board of Pharmacy (or its equivalent) licenses to operate in the District of Columbia and 49 states: Alaska, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin, and Wyoming. Its failure to receive regulatory approval or licenses in the other states in which we hope to operate, or loss of such licenses in the future, may prohibit us from selling our Mango products to customers that reside in those states limiting our ability to grow and compete with other companies that have those capabilities. Any of the above may have an adverse effect on our revenues, operations and cash flow and cause the value of our securities to decline in value or become worthless. We also face related party conflicts associated with our engagement of Epiq Scripts, LLC as discussed in greater detail above.

Assuming the shareholder approval of the issuance of the Mango & Peaches Common Shares and Mango & Peaches Series A Shares, Jacob D. Cohen, our Chairman and Chief Executive Officer will exercise majority voting control over Mango & Peaches, which following the transactions related to the Contribution Agreement, holds substantially all of our assets and operations, which limits shareholders’ abilities to influence corporate matters and could delay or prevent a change in corporate control.

Pursuant to the December 13, 2024, Contribution Agreement, the Company contributed substantially all of its assets, including ownership of: (a) its 98% ownership of MangoRx Mexico S.A. de C.V., a Mexican Stock Company; and (b) its 100% ownership of MangoRx UK Limited, a company incorporated under the laws of the United Kingdom, to Mango & Peaches, in order to restructure the ownership and operations of the Company, better segregate such operations and liabilities and provided for the issuance of a portion of the capital of Mango & Peaches to Mr. Jacob Cohen, the Chief Executive Officer of the Company, as additional consideration to Mr. Cohen, as discussed in greater detail below under “Item 11. Executive Compensation”—“Employment and Consulting Agreements”— “Jacob D. Cohen, Chief Executive Officer”, pursuant to which the Company agreed to issue Mr. Cohen (a) 1,700,000 shares of the common stock of Mango & Peaches (representing 25.4% of Mango and Peaches’ then outstanding shares of common stock); and (b) 100 shares Series A Super Majority Voting Preferred Stock of Mango & Peaches, discussed in greater detail below, which issuances are subject to shareholder approval, which shareholder approval the Company expects to solicit from shareholders in the near future.

In consideration for the transfer of the assets, the Company received 4,999,999 shares of Mango & Peaches’ common stock, bringing its ownership to 5,000,000 shares of common stock of Mango & Peaches upon the closing of the Contribution Agreement.

Pursuant to the Contribution Agreement, Mango & Peaches assumed all of the liabilities of the Company relating to the Contributed Assets contributed, but none of the other liabilities of the Company and the Company agreed to indemnify Mango & Peaches against any damages relating to a breach of any representation or warranty of the Company in the Contribution Agreement, or any claim relating to the Contributed Assets, before the Contribution Effective Date; and Mango & Peaches agreed to indemnify the Company against any damages relating to a breach of any representation or warranty of Mango & Peaches in the Contribution Agreement, or any claim relating to the Contributed Assets, after the Contribution Effective Date. The Contribution Agreement and the contribution and assumption provided for therein was effective December 15, 2024.

The Mango & Peaches Series A Shares have the right to vote on all shareholder matters (including, but not limited to at every meeting of the stockholders of Mango & Peaches and upon any action taken by stockholders of Mango & Peaches with or without a meeting) equal to fifty-one percent (51%) of the total vote, and for so long as Series A Preferred Stock is outstanding, Mango & Peaches shall not, without the affirmative vote of the holders of at least 66-2/3% of all outstanding shares of Series A Preferred Stock, voting separately as a class (i) amend, alter or repeal any provision of the Certificate of Formation or the Bylaws of Mango & Peaches so as to adversely affect the designations, preferences, limitations and relative rights of the Series A Preferred Stock, (ii) effect any reclassification of the Series A Preferred Stock, (iii) designate any additional series of preferred stock, the designation of which adversely effects the rights, privileges, preferences or limitations of the Series A Preferred Stock; or (iv) amend, alter or repeal any provision of the Series A Designation (except in connection with certain non-material technical amendments). Additionally, subject to the rights of series of preferred stock which may from time to time come into existence, so long as any shares of Series A Preferred Stock are outstanding, Mango & Peaches cannot without first obtaining the approval (by written consent, as provided by law) of the holders of a majority of the then outstanding shares of Series A Preferred Stock, voting together as a class: (a) issue any additional shares of Series A Preferred Stock after the original issuance of shares of Series A Preferred Stock; (b) increase or decrease the total number of authorized or designated shares of Series A Preferred Stock; (c) effect an exchange, reclassification, or cancellation of all or a part of the Series A Preferred Stock; (d) effect an exchange, or create a right of exchange, of all or part of the shares of another class of shares into shares of Series A Preferred Stock; or (e) alter or change the rights, preferences or privileges of the shares of Series A Preferred Stock so as to affect adversely the shares of such series, including the rights set forth in the Series A Designation.

As a result of the issuance of the Mango & Peaches Common Shares and Mango & Peaches Series A Shares, Mr. Cohen will obtain majority control over substantially all of the assets and operations of the Company at the time of the entry into the Contribution Agreement, which following the Contribution Effective Date, are held by Mango & Peaches, including the right to vote 75.5% of Mango & Peaches outstanding voting shares as result of his ownership of Mango & Peaches Common Shares and the Mango & Peaches Series A Shares, which will provide him the right to approve any merger or consolidation of Mango & Peaches and/or any amendment to the Certificate of Formation of Mango & Peaches.

Additionally, Mr. Cohen, pursuant to the terms of his Employment Agreement, as amended, discussed in greater detail below under “Item 11. Executive Compensation”—“Employment and Consulting Agreements”— “Jacob D. Cohen, Chief Executive Officer”, has the right to earn up to $10 million bonus (the “Mango & Peaches Bonus”), which is convertible at his option, at a conversion price of $0.50 per share, into up to 20,000,000 shares of common stock of Mango & Peaches. In the event the full amount of the Mango & Peaches Bonus, vests to Mr. Cohen and he converts such entire Mango & Peaches Bonus into 20,000,000 Mango & Peaches Bonus Shares pursuant to the conversion terms thereof, he will own 81.3% of Mango & Peaches outstanding common stock (not factoring in any other issuances), and 92.8% of Mango & Peaches’ outstanding voting stock (as a result of the ownership of the Mango & Peaches Series A Shares and not factoring in any future issuances). There is no assurance that any of the milestones will be reached by Mango & Peaches and/or that any portion of the Mango & Peaches Bonus will vest to Mr. Cohen or that any Mango & Peaches Bonus Shares will be issued to Mr. Cohen.

As a result, Mr. Cohen will control the Mango & Peaches shareholder vote. Consequently, he has the ability to influence matters affecting Mango & Peaches and therefore exercise significant control in determining the outcome of all corporate transactions or other matters involving Mango & Peaches, including (i) making amendments to Mango & Peaches’ certificate of formation; (ii) whether to issue additional shares of common stock and preferred stock of Mango & Peaches, including to himself; (iii) employment decisions, including compensation arrangements; (iv) whether to enter into material transactions with related parties; (v) election of directors; and (vi) any merger or significant corporate transactions, including with himself or other related parties. Additionally, it will be difficult if not impossible for investors to remove Mr. Cohen as a director of Mango & Peaches, which will mean he will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. Because Mr. Cohen will significantly influence the vote on all Mango & Peaches shareholder matters, investors may find it difficult to replace our management if they disagree with the way our business is being operated. The interests of Mr. Cohen may not coincide with our interests or the interests of other shareholders of the Company or Mango & Peaches.

In addition, this concentration of ownership might adversely affect the market price of our common stock by: (1) delaying, deferring or preventing a change of control of our Company or Mango & Peaches; (2) impeding a merger, consolidation, takeover or other business combination involving our Company or Mango & Peaches; or (3) discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company or Mango & Peaches.

Potential competition from our existing executive officers, after they leave their employment with us, and subject to the non-compete terms of their employment agreements, could negatively impact our profitability.

Although our Chief Executive Officer, Jacob D. Cohen and our Chief Operating Officer, Amanda Hammer, are prohibited from competing with us while they are employed with us and for 12 months thereafter (subject to the terms of, and exceptions set forth in, their employment agreements with the Company), none of such individuals will be prohibited from competing with us after such 12-month period ends. Additionally, the Federal Trade Commission has previously proposed a rule that, if it becomes effective, would ban employers from imposing non-competes on their workers, which if effective could prohibit the Company from enforcing, or invalidate, the non-competes in our executive’s and in certain other employee’s, employment agreements. Finally, various states have recently enacted rules banning non-competes, including California. Accordingly, any of these individuals could be in a position to use industry experience gained while working with us to compete with us. Such competition could distract or confuse customers, reduce the value of our intellectual property and trade secrets, or reduce our future revenues, earnings or growth prospects.

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

We use telehealth providers to provide telehealth consultations and related services on our Mangoceuticals platform, which connects users/customers with third-party health care providers and Epiq Scripts, LLC, a related party pharmacy. We have entered into agreements with our Telemedicine Providers, pursuant to which our Telemedicine Providers provide clinical services directly to our customers via telehealth. Through these arrangements, the professionals or professional entities are responsible for the practice of medicine and control of the clinical decision-making.

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

We have 10,000,000 shares of preferred stock authorized, of which 6,000 shares have been designated as Series B Convertible Preferred Stock, discussed in greater detail under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Funding Arrangements” and 6,250,000 shares have been designated as Series C Preferred Stock, discussed in greater detail under “Item 1. Business—Material Agreements—Patent Purchase Agreements—Intramont Technologies”, which are also discussed in greater detail below under “Risks Related to our Preferred Stock”. Additional shares of our preferred stock may be issued from time to time in one or more series, each of which shall have a distinctive designation or title as shall be determined by our Board of Directors prior to the issuance of any shares thereof. The preferred stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as adopted by the Board of Directors. Because the Board of Directors is able to designate the powers and preferences of the preferred stock without the vote of a majority of our shareholders, our shareholders will have no control over what designations and preferences our preferred stock will have. The currently outstanding preferred stock or issuance of additional shares of preferred stock or the rights associated therewith, could cause substantial dilution to our existing shareholders. Additionally, the dilutive effect of any preferred stock which we have or may issue may be exacerbated given the fact that such preferred stock may have voting rights and/or other rights or preferences which could provide the preferred shareholders with substantial voting control over us and/or give those holders the power to prevent or cause a change in control, even if that change in control might benefit our shareholders. As a result, the issuance of shares of preferred stock may cause the value of our securities to decrease.

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

Risks Related to Our Preferred Stock

Our Series B Convertible Preferred Stock and 6% Series C Convertible Cumulative Preferred Stock include a liquidation preference.

Our Series B Preferred Stock includes a liquidation preference of $1,100 per share, which may be increased from time to time pursuant to the terms of such Series B Preferred Stock (currently totaling an aggregate of $2,809,400 for all 2,554 outstanding shares of Series B Preferred Stock) which is payable upon liquidation, before any distribution to our common stock shareholders. Our Series C Preferred Stock includes a liquidation preference of $20 per share, which may be increased from time to time pursuant to the terms of such Series C Preferred Stock (currently totaling an aggregate of $19,600,000 for all outstanding shares of Series C Preferred Stock) which is payable upon liquidation, before any distribution to our common stock shareholders, but after distributions to our Series B Preferred Stock holders. As a result, if we were to dissolve, liquidate or sell our assets, the holders of our Series B Preferred Stock would have the right to receive up to the first approximately $2,809,400 in proceeds from any such transaction and holders of our Series C Preferred Stock would have the right to receive up to approximately $19.6 million of the remaining proceeds from any such transaction. The payment of the liquidation preferences could result in common stock shareholders not receiving any consideration if we were to liquidate, dissolve or wind up, either voluntarily or involuntarily. Additionally, the existence of the liquidation preferences may reduce the value of our common stock, make it harder for us to sell shares of common stock in offerings in the future, or prevent or delay a change of control. Because our Board of Directors is entitled to designate the powers and preferences of the preferred stock without a vote of our shareholders, subject to Nasdaq rules and regulations, our shareholders will have no control over what designations and preferences our future preferred stock, if any, will have.

The issuance of common stock upon conversion of the Series B Preferred Stock and Series C Preferred Stock and upon exercise of the Warrants will cause immediate and substantial dilution to existing shareholders.

Each holder of Series B Preferred Stock may, at its option, convert its shares of Series B Preferred Stock into that number of shares of common stock equal to the Stated Value of such share of Series B Preferred Stock (initially $1,100 per share), divided by $1.50.

Each holder of Series C Preferred Stock may, at its option, convert its shares of Series C Preferred Stock into that number of shares of common stock equal to the Stated Value of such share of Series C Preferred Stock, divided by the conversion price of $150.00 per share (i.e., initially a 2-for-1 conversion ratio), subject to adjustment for stock splits and stock dividends, with any fractional shares rounded up to the nearest whole share.

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

The availability of shares of common stock upon conversion of the Series B Preferred Stock and Series C Preferred Stock for public resale, as well as any actual resales of these shares, could adversely affect the trading price of our common stock. We cannot predict the size of future issuances of our common stock upon the conversion of our Series B Preferred Stock and Series C Preferred Stock and/or upon exercise of warrants, or the effect, if any, that future issuances and sales of shares of our common stock may have on the market price of our common stock. Sales or distributions of substantial amounts of our common stock upon the conversion of our Series B Preferred Stock and Series C Preferred Stock and upon exercise of warrants, or the perception that such sales could occur, may cause the market price of our common stock to decline.

In addition, the common stock issuable upon the conversion of our Series B Preferred Stock and Series C Preferred Stock and upon exercise of warrants may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of our stock will decrease, and any additional shares which stockholders attempt to sell in the market will only further decrease the share price. If the share volume of our common stock cannot absorb shares sold by holders of the Series B Preferred Stock and Series C Preferred Stock and warrants, then the value of our common stock will likely decrease.

We have filed a registration statement to permit the public resale of certain of the shares of common stock that may be issued upon the conversion of the Series B Preferred Stock and Series C Preferred Stock and the exercise of certain of our warrants. The influx of those shares into the public market could potentially have a negative effect on the trading price of our common stock.

Our outstanding Series B Preferred Stock previously accrued, and our Series C Preferred Stock accrues a dividend.

From and after the issuance date of the Series B Preferred Stock, of which 2,554 shares are currently outstanding, each share of Series B Preferred Stock was entitled to receive, when, as and if authorized and declared by the Board of Directors of the Company, out of any funds legally available therefor, cumulative dividends in an amount equal to (i) the 10% per annum on the stated value (initially $1,100 per share or $110 per year) as of the record date for such dividend (as described in the Series B Designation), and (ii) on an as-converted basis, any dividend or other distribution, whether paid in cash, in-kind or in other property, authorized and declared by the Board of Directors on the issued and outstanding shares of common stock in an amount determined by assuming that the number of shares of common stock into which such shares of Series B Preferred Stock could be converted on the applicable record date for such dividend or distribution. Effective on March 20, 2025, with the filing of an amendment to the Series B Designation, the rights to dividends on the Series B Preferred Stock, unless declared on the common stock, in which case the Series B Preferred Stock will participate on an as-converted basis, were terminated.

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

We may choose not to pay such dividends in cash, may not have sufficient available cash to pay the dividends as they accrue or may be prohibited contractually, or pursuant to applicable law, from paying such dividends in cash. The payment of the dividends could reduce our available cash on hand, have a material adverse effect on our results of operations and cause the value of our stock to decline in value. Additionally, the issuance of shares of common stock or an increase in the Stated Value of our Series C Preferred Stock in lieu of cash dividends (and the subsequent conversion of such Series C Preferred Stock into common stock pursuant to the terms of such Series C Preferred Stock) could cause substantial dilution to the then holders of our common stock.

Risks Related to Our Common Stock

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

If our stock price fluctuates you could lose a significant part of your investment.

The market price of our common stock could be subject to wide fluctuations in response to, among other things, the risk factors described in this Report, and other factors beyond our control, such as fluctuations in the valuation of companies perceived by investors to be comparable to us For example, since our common stock began trading on the Nasdaq Capital Market in connection with our IPO on March 20, 2023, the trading price of our common stock has traded as high as $65.55 and as low as $2.07 per share. Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political, and market conditions, such as recessions, interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock. In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

If securities or industry analysts do not publish research or reports, or publish unfavorable research or reports about our business, our stock price and trading volume may decline.

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us, our business, our markets and our competitors. We do not control these analysts. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect the market price of our common stock. Furthermore, if one or more of the analysts who do cover us downgrade our stock or if those analysts issue other unfavorable commentary about us or our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fails to regularly publish reports on us, we could lose visibility in the market and interest in our stock could decrease, which in turn could cause our stock price or trading volume to decline and may also impair our ability to expand our business with existing customers and attract new customers.

Certain of our outstanding warrants include anti-dilution and reset rights.

We currently have outstanding warrants to purchase 2,062,333 shares of common stock with a weighted average exercise price of $2.84 per share. The exercise price of a total of 1,650,000 of those warrants, with an exercise price of $1.50 per share have anti-dilutive rights, such that if the Company or any subsidiary at any time while the warrants are outstanding, shall sell, enter into an agreement to sell or grant any option to purchase, or sell or grant any right to reprice, or otherwise dispose of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any common stock or common stock equivalents, at an effective price per share less than the exercise price of the warrants then in effect (such lower price, the “Base Share Price” and such issuances collectively, a “Dilutive Issuance”) then simultaneously with the consummation (or, if earlier, the announcement) of each Dilutive Issuance the exercise price shall be reduced and only reduced to equal the Base Share Price. No adjustment however is to be made for certain customary exempt issuances.

The warrants also include customary buy-in rights in the event the Company fails to timely deliver the shares of common stock issuable upon exercise thereof.

Anti-dilutive rights of the warrants may cause the exercise price of the warrants to decrease significantly, may result to significant dilution to existing stockholders, and may prevent us from completing otherwise accretive transactions.

The sale of shares of common stock under an Equity Purchase Agreement may cause significant dilution to existing shareholders.

The issuance of shares of common stock pursuant to the terms of an April 5, 2024, Equity Purchase Agreement (the “ELOC”), discussed in greater below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Funding Arrangements”, will have a dilutive effect on the Company’s existing stockholders, including, over time, the voting power of the existing stockholders. The issuance of shares of common stock pursuant to the terms of the ELOC (pursuant to which we are able to sell up to $25 million shares of common stock, subject to certain requirements, of which $1,185,019 of gross proceeds or 305,000 total shares of common stock have been sold to date) will also dilute the ownership interests of our existing stockholders. The availability of these shares for public resale, as well as any actual resales of these shares, could adversely affect the trading price of our common stock. We cannot predict the size of future issuances of our common stock pursuant to the terms of the ELOC, or the effect, if any, that future issuances and sales of shares of our common stock may have on the market price of our common stock. Sales or distributions of substantial amounts of our common stock pursuant to the terms of the ELOC, or the perception that such sales could occur, may cause the market price of our common stock to decline.

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

We have filed a registration statement to permit the public resale of the shares of common stock issuable pursuant to the terms of the ELOC. The influx of those shares into the public market could potentially have a negative effect on the trading price of our common stock.

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

Our Board of Directors is authorized, without your approval, to cause us to issue additional shares of our common stock or to raise capital through the creation and issuance of additional preferred stock, other debt securities convertible into common stock, options, warrants and other rights, on terms and for consideration as our Board of Directors in its sole discretion may determine. Sales of substantial amounts of our common stock or of preferred stock could cause the market price of our common stock to decrease significantly. We cannot predict the effect, if any, of future sales of our common stock, or the availability of our common stock for future sales, on the value of our common stock. Sales of substantial amounts of our common stock by large shareholders, or the perception that such sales could occur, may adversely affect the market price of our common stock.

We have no intention of declaring dividends on our common stock in the foreseeable future.

The decision to pay cash dividends on our common stock rests with our Board of Directors and will depend on our earnings, unencumbered cash, capital requirements and financial condition. We do not anticipate declaring any dividends on our common stock in the foreseeable future, as we intend to use any excess cash to fund our operations. Investors in our common stock should not expect to receive dividend income on their investment, and investors will be dependent on the appreciation of our common stock to earn a return on their investment.

The issuance and sale of common stock upon exercise of outstanding warrants may cause substantial dilution to existing shareholders and may also depress the market price of our common stock. Outstanding warrants to purchase shares of our common stock have cashless exercise rights.

As of the date of this Report, we had a total of 2,062,333 warrants outstanding with a weighted average exercise price of $2.84 per share and term ranging from August 16, 2027 through February 13, 2030. If the holders of the warrants choose to exercise the warrants, it may cause significant dilution to the then holders of our common stock. If exercises of the warrants and sales of such shares issuable upon exercise thereof take place, the price of our common stock may decline. In addition, the common stock issuable upon exercise of the warrants may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of our stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. If the share volume of our common stock cannot absorb shares sold by the warrant holders, then the value of our common stock will likely decrease.

General Risk Factors

Our industry and the broader U.S. economy experienced higher than expected inflationary pressures during 2022 related to continued supply chain disruptions, labor shortages and geopolitical instability, and if these conditions persist, our business, results of operations and cash flows could be materially and adversely affected.

2022 saw significant increases in the costs of labor and certain materials and equipment, and longer lead times for such materials and equipment, as a result of availability constraints, supply chain disruption, increased demand, labor shortages associated with a fully employed U.S. labor force, high inflation and other factors. Supply and demand fundamentals have been further aggravated by disruptions in global energy supply caused by multiple geopolitical events, including the ongoing conflict between Russia and Ukraine. It is also currently unknown how the supply chain will react to tariffs threated and actually imposed by President Trump, and counties reactions thereto. Supply chain constraints and inflationary pressures have in the past, and may in the future, adversely impact our operating costs, and as a result, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

Global economic conditions continue to be volatile and uncertain due to, among other things, consumer confidence in future economic conditions, fears of recession and trade wars, the price of energy, fluctuating interest rates, the availability and cost of consumer credit, the availability and timing of government stimulus programs, levels of unemployment, changes in inflation and key rates, tax rates, and the war between Ukraine and Russia which began in February 2022, and has continued through the date of this Report, as well as the current ongoing war between Hamas and Israel, which began in October 2023, and has continued through the date of this Report. These conditions remain unpredictable and create uncertainties about our ability to raise capital in the future. In the event required capital becomes unavailable in the future, or more costly, it could have a material adverse effect on our business, future results of operations, and financial condition.

Our business may be materially and adversely disrupted by epidemics or pandemics in the future.

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

Various federal and state labor laws govern our relationships with our employees and affect operating costs. These laws include employee classifications as exempt or non-exempt, minimum wage requirements, unemployment tax rates, workers’ compensation rates, overtime, family leave, workplace health and safety standards, payroll taxes, citizenship requirements and other wage and benefit requirements for employees classified as non-exempt. As certain of our employees are paid at rates set at, or above but related to, the applicable minimum wage, further increases in the minimum wage could increase our labor costs. Significant additional government regulations could materially adversely affect our business, financial condition and operating results.

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

Market and economic conditions may negatively impact our business, financial condition and share price.

Concerns over medical epidemics, energy costs, geopolitical issues, the U.S. mortgage market and a deteriorating real estate market, unstable global credit markets and financial conditions, and volatile oil prices have led to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth, increased unemployment rates, and increased credit defaults in recent years. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and share price and could require us to delay or abandon development or commercialization plans.

Future sales and issuances of our common stock could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall. In addition, the perception that sales of our common stock could occur, could cause our stock price to fall.

We expect that significant additional capital will be needed to continue our planned operations, including increased marketing, hiring new personnel, commercializing our products, and continuing activities as an operating public company. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. Furthermore, sales of a substantial number of our shares of common stock in the public markets or the perception that such sales could occur, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

The number of shares of our common stock available for future issuance or sale could adversely affect the per share trading price of our common stock.

We cannot predict whether future issuances or sales of our common stock or the availability of shares for resale in the open market will decrease the per share trading price of our common stock. The issuance of a substantial number of shares of our common stock in the public market or the perception that such issuances might occur could adversely affect the per share trading price of our common stock.

We are an “emerging growth company” and will be able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, pursuant to Section 107 of the JOBS Act, as an “emerging growth company” we intend to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering (i.e., December 31, 2028); (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Financial reporting obligations of being a public company in the U.S. are expensive and time-consuming, and our management will be required to devote substantial time to compliance matters.

As a publicly-traded company we incur significant additional legal, accounting and other expenses. The obligations of being a public company in the U.S. require significant expenditures and place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the listing requirements of The Nasdaq Capital Market. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, despite recent reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company” or a “smaller reporting company.” Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.

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

We have processes in place to identify, assess and monitor material risks from cybersecurity threats, including the material risks of the Company. These processes are part of our overall enterprise risk management process and have been embedded in our operating procedures, internal controls and information systems. On a regular basis we implement into our operations these cybersecurity processes, technologies, and controls to assess, identify, and manage material risks. Cybersecurity risks related to our business, technical operations, privacy and compliance issues are identified and addressed through a multi-faceted approach including third party assessments, IT security, governance, risk and compliance reviews. To defend, detect and respond to cybersecurity incidents, we, among other things, have retained an outsourced software firm that has provided.

The Company’s technology platform and application is hosted on Amazon Web Services (AWS) with a Virtual Desktop Infrastructure (VDI) and operates on Linux. The application architecture is designed with security as a priority, leveraging AWS’s robust infrastructure. We utilize an Amazon Relational Database Service (AWS RDS) for data storage, which resides within a private network to safeguard sensitive information. Only the front-end interface is exposed to the internet, while the rest of the application stack remains shielded behind AWS’s firewall. We believe that this setup effectively blocks unauthorized external access, ensuring that only legitimate user requests reach our application.

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

As of and for the year ended December 31, 2024, there have been no cybersecurity incidents that have materially affected the Company’s business strategy, results of operations, or financial condition.

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

Item 3. Legal Proceedings.

On October 31, 2024, Eli Lilly and Company filed a complaint against us in the Northern District of Texas Dallas Division. The complaint alleges causes of action against us for false and misleading advertising and promotion in violation of Section 43(a)(1)(B) of the Lanham Act; and false advertising, in connection with the Company’s TRIM product, and seeks (a) a declaratory judgment, an injunction from falsely stating or suggesting that our oral dissolvable tirzepatide tablets are approved by FDA, have been the subject of clinical studies, or achieve certain therapeutic outcomes; engaging in any unfair competition with Eli Lilly; and engaging in any deceptive or unfair acts; (b) an order requiring the Company and its officers, agents, servants, employees, and attorneys and all persons acting in concert or participation with any of them, to engage in corrective advertising by informing consumers that: a. our oral dissolvable tirzepatide tablets do not contain the same formulation as MOUNJARO® or ZEPBOUND®; our oral dissolvable tirzepatide tablets do not contain the same dosage as MOUNJARO® or ZEPBOUND®; our oral dissolvable tirzepatide tablets are not and have never been approved by FDA; our oral dissolvable tirzepatide tablets have never been studied in clinical trials; and our oral dissolvable tirzepatide tablets have never been demonstrated to be safe or effective; (c) an order directing the Company to file with the court and serve on Eli Lilly’s attorneys, thirty (30) days after the date of entry of any injunction, a report in writing and under oath setting forth in detail the manner and form in which it has complied with the court’s injunction; (e) an order requiring the Company to account for and pay to Eli Lilly any and all profits arising from the foregoing acts of alleged false advertising; (f) an order requiring the Company to pay Eli Lilly compensatory damages in an amount as of yet undetermined caused by the false advertising and trebling such compensatory damages for payment to Lilly in accordance with 15 U.S.C. § 1117 and other applicable laws; (f) an order requiring the Company to pay Eli Lilly all types of monetary remedies available under Texas state law in amounts as of yet undetermined caused by the foregoing acts of unfair competition; (g) pre-judgment and post-judgment interest on all damages; and (h) attorney’s fees.

The initial Complaint asserted two claims: (i) false advertising under the federal Lanham Act; and (ii) common law deceptive advertising. The Company moved to dismiss the second claim, arguing that Texas does not recognize such a claim. Thereafter on January 30, 2025, Eli Lilly responded by filing an amended complaint wherein it removed the 2nd cause of action. On February 24, 2025, the Company filed its response along with its affirmative defenses and concluding with a motion to dismiss.

When the Action was filed, management responded by making changes to its website; specifically, removing the allegedly offending references to FDA studies. The product is no longer identified on the MangoRx website, the product cannot be purchased and no sales have been made. The Company, by and through counsel, has been attempting to resolve the matter, but intends to vigorously defend the matter if an early resolution is not reached.

The impact and outcome of litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The above claims and others, even if lacking merit, could result in the expenditure by us of significant financial and managerial resources. We may become involved in additional material legal proceedings in the future.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is presently traded on The Nasdaq Capital Market under the symbol “MGRX”. As of the date of this filing we had 5,168,796 shares of common stock issued and outstanding.

Holders

According to the records of our transfer agent, as of the date of this Report, there were approximately 40 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees, or other fiduciaries.

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

Recent sales of unregistered securities

There have been no sales of unregistered securities during the quarter ended December 31, 2024, and from the period from January 1, 2025 to the filing date of this Report which have not previously been disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

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

The following discussion is based upon our consolidated financial statements included elsewhere in this Report, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies.

Introduction

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Key Performance Indicators. Indicators describing our performance for the periods presented.

●	Plan of Operations. A description of our plan of operations for the next 12 months including required funding.

●	Results of Operations. An analysis of our financial results comparing the years ended December 31, 2024 and 2023.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

●	Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

See also “Glossary of Industry Terms” above for information on certain of the terms used below.

Plan of Operations

We had working capital deficit of $1.3 million as of December 31, 2024. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we currently anticipate the need for additional funding in order to continue our operations at their current levels and to pay the costs associated with being a public company for the next 12 months. We may also require additional funding in the future to expand or complete acquisitions.

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

Strategic Alternatives

In October 2024, the Board of Directors of the Company initiated a process to evaluate potential strategic alternatives with the intent to unlock and maximize shareholder value, including but not limited to potential mergers, acquisitions, divestitures and business combinations, acquisitions of businesses, entry into new lines of business, business expansions, joint ventures, and other key strategic transactions outside the ordinary course of the Company’s current business. This initiative is being be undertaken in parallel with the Company’s current business operations. In consultation with financial and legal advisors, the Company intends to consider a broad range of strategic, operational and financial alternatives, and is exploring a full range of options. There is no assurance that the strategic review process will result in the approval or completion of any specific transaction or outcome. The Company has not established a timeline for completion of the review process and does not intend to comment further unless and until its Board of Directors has approved a definitive course of action, or it is determined that other disclosure is necessary or appropriate.

Results of Operations

We had revenues of $615,873 for the year ended December 31, 2024, compared to revenues of $731,493 for the year ended December 31, 2023, which decrease was mainly due to issued involving the transition and migration from our original telemedicine and software platform to our new telehealth platform.

Cost of revenues was $93,296 and $154,900 for the years ended December 31, 2024 and 2023, respectively, which decrease was due to and in correlation with our decreased revenues for the same period.

Cost of revenues – related party, representing amounts paid to Epiq Scripts, our related party pharmacy for pharmacy services, totaled $142,613 and $145,092 for the years ended December 31, 2024 and 2023, which slight decrease in the current period was due to our decreased revenues for the same period.

During 2024, we further developed our website capabilities and prepared for our re-launch of our website. Travel expenses of $199,822 and $301 170, for the years ended December 31, 2024 and 2023, respectively, related to cost associated with meeting with vendors, travel for promotional events and other travel related expenses. We had a loss on sale of assets of $18,387 for the year ended December 31, 2024, compared to $0 for the year ended December 31, 2023. On May 15, 2024, the Company disposed of $119,819 of equipment to Epiq Scripts, a related party, in an arm’s length transaction. The equipment was sold for $65,000, realizing a loss on sale of assets of $18,387.

Advertising and marketing expenses in the amount of $1,478,663 and $2,097,505, for the years ended December 31, 2024 and 2023, respectively, related to digital marketing and advertising expenses, various branding initiatives and promotional events. The decrease was related to a reduction in advertising and marketing, while we develop our internal software front and backend development of our website re-launch.;

Salaries and benefits were $1,063,781 and $977,890 for the years ended December 31, 2024 and 2023, respectively, which increase was due to the engagement of new employees as we ramped up our internal operations in the current period.

Investor relations expenses were $453,749 and $1,100,465, for the years ended December 31, 2024 and 2023, respectively, related to awareness of our stock to the public market. The decrease was due to lowering costs after our initial IPO in 2023.

Stock-based compensation totaled $2,355,193 and $2,155,114 (including a total of $2,106,265 and $1,530,659 attributed to stock issued for services and $248,682 and $624,463 attributed to stock-based compensation from issuances of options and warrants) for the years ended December 31, 2024 and 2023, respectively, which increase was due to us having issued less stock for compensation during the 2023 period.

We had $13,700 and $0 of interest expense for the year ended December 31, 2024 and 2023 respectively, compared to interest income of $0 and $6,473 for the year ended December 31, 2024 and 2023, respectively, which increase in interest expense was due to interest accrued on certain notes payable during the 2024 period and an increase in imputed interest income was related to cancelation of imputed interest from repayment of related party notes payable during 2023.

We had $721,533 and $0 of amortization expense for the year ended December 31, 2024 and 2023, respectively, in connection with the amortization of our patents.

We had a net loss of $8,707,226 for the year ended December 31, 2024, compared to a net loss of $9,212,417 for the year ended December 31, 2023, a decrease in net loss of $505,191 from the prior period due to less overall expenses required to operate the business during the 2024 period.

Liquidity and Capital Resources

As of December 31, 2024, we had $58,653 of cash on-hand, compared to $739,006 of cash on-hand of December 31, 2023. We also had $16,942 of security deposit, representing the security deposit on our leased office space and $59,493 of right of use asset in connection with our office space lease. $2,806 of property and equipment, net, consisting of computers, office and custom product packaging equipment. and $15,232,617 of patents, net of amortization, which we acquired pursuant to the Patent Purchase Agreements described in greater detail above under “Item 1. Business—Material Agreements—Patent Purchase Agreements.”

Cash decreased mainly due to funds used for general operating expenses.

As of December 31, 2024, the Company had total current liabilities of $1,425,463, consisting of $837,501 of accounts payable and accrued liabilities, $64,962 of right-of-use liability, operating lease, notes payable of $150,000 (discussed below), and $373,000 of other liabilities related to amounts owed to Intramont in connection with the purchase of intellectual property.

As of December 31, 2024, we had $16,092,044 in total assets, $1,425,463 in total liabilities, working capital deficit of $1.3 million and a total accumulated deficit of $20,806,595.

We have mainly relied on related party loans, as well as funds raised through the sale of securities, mainly through the private placement offerings, our IPO and our Follow On Offering, each discussed below, and revenues generated from sales of our Pharmaceutical Products, to support our operations since inception. We have primarily used our available cash to pay operating expenses. We do not have any material commitments for capital expenditures.

We have experienced recurring net losses since inception. We believe that we will continue to incur substantial operating expenses in the foreseeable future as we continue to invest to market and sell our Pharmaceutical Products and to attract customers, expand the product offerings and enhance technology and infrastructure. These efforts may prove more expensive than we anticipate, and we may not succeed in generating commercial revenues or net income to offset these expenses. Accordingly, we may not be able to achieve profitability, and we may incur significant losses for the foreseeable future. Our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of December 31, 2024. As of December 31, 2024, our current capital resources, combined with the net proceeds from the offering, are not expected to be sufficient for us to fund operations for the next 12 months. We need to raise funding in addition to the funding raised in our IPO and Follow On Offering, to support our operations in the future. We may also seek to acquire additional businesses or assets in the future, which may require us to raise funding. We currently anticipate such funding being raised through the offering of debt or equity. Such additional financing, if required, may not be available on favorable terms, if at all. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our shareholders experiencing significant dilution. If such financing is unavailable, we may be forced to curtail our business plan, which may cause the value of our securities to decline in value. We currently have availability of approximately $23.8 million under the ELOC, which funding we may request from the Purchaser from time to time, subject to the terms thereof, and which funding, if requested may cause dilution to existing shareholders. Additionally, we may receive funding upon the exercise of outstanding warrants from time to time, which exercises may cause dilution to existing shareholders.

To support our existing operations or any future expansion of business, including the ability to execute our growth strategy, we must have sufficient capital to continue to make investments and fund operations. We have plans to pursue an aggressive growth strategy for the expansion of operations through marketing to attract new customers for our Pharmaceutical Products.

Cash Flows

	Year ended December 31, 2024	Year ended December 31, 2023
Cash provided by (used in):
Operating activities	$(4,863,776)	$(6,997,375)
Investing activities	65,000	(3,519)
Financing activities	4,128,268	7,057,040
Net increase (decrease) in cash	$(670,508)	$56,146

Net cash used in operating activities was $4,863,776 for the year ended December 31, 2024, which was mainly due to $8,707,226 of net loss, offset by $2,106,265 of common stock issued for services, $248,682 of options vested for stock-based compensation and $721,533 for amortization of intangible assets.

Net cash used in operating activities was $6,997,375 for the year ended December 31, 2023, which was mainly due to $9,212,417 of net loss, offset by $1,530,651 of common stock issued for services, and $624,563 of options vested for stock-based compensation.

Net cash provided by investing activities was $65,000 for the year ended December 31, 2024, compared to $3,519 used in investing activities for the year ended December 31, 2023, which were for the sale of equipment and the purchase of equipment, respectively.

Net cash provided by financing activities was $4,128,268 for the year ended December 31, 2024, which was mainly due to $2,650,000 of funds raised from the sale of preferred stock for cash, $1,328,268 from the sale of common stock for cash and $150,000 in notes payable.

Net cash provided by financing activities was $7,057,040 for the year ended December 31, 2023, which was mainly due to $6,200,000 of funds raised in the IPO and Follow On Funding and $1,024,500 in proceeds from the exercise of warrants, offset by repayments of notes payable of $78,260 and repayments of related party notes payable of $89,200.

Related Party Loans and Advances

The Company has previously received various related party loans and advances which are discussed in greater detail below under “Item 13. Certain Relationships and Related Transactions, and Director Independence—Related Party Transactions—Related Party Loans and Advances”.

Convertible Debt

On October 18, 2024, the Company entered into a $150,000 promissory note (the “Cohen Note”) with Cohen Enterprises, Inc. to evidence, document and memorialize (a) $50,000 loaned to the Company from Cohen Enterprises on March 18, 2024, and (b) $100,000 loaned to the Company from Cohen Enterprises on April 1, 2024, which amounts previously accrued no interest and were due on demand. The Cohen Note in the principal amount of $150,000, accrues interest at the rate of 8% per annum (12% upon the occurrence of an event of default), with interest accruing monthly in arrears and payable at maturity or earlier acceleration. The Cohen Note is due upon the earlier of January 2, 2025, and upon acceleration by Cohen Enterprises pursuant to the terms thereof upon default, or automatically upon certain bankruptcy events occurring. The Cohen Note may be prepaid without penalty, is unsecured and contains customary representations and covenants of the Company. The note includes customary events of default, and allows Cohen Enterprises the right to accelerate the amount due under the note upon the occurrence of such event of default, subject to certain cure rights.

On December 13, 2024, Cohen Enterprises entered into a Note Purchase Agreement with Mill End Capital Ltd. (“Mill End” and the “Note Purchase”). Pursuant to the Note Purchase, Mill End purchased all of Cohen Enterprises rights under the Cohen Note, issued by the Company as borrower, to Cohen Enterprises, as lender, in the original amount of $150,000, in consideration for $150,000. The terms of the note remain unchanged, however, the note is no longer considered a related party note.

On January 15, 2025, the Company entered into a Debt Conversion Agreement (the “Debt Conversion Agreement”) with Mill End. Pursuant to the Debt Conversion Agreement, the Company and Mill End agreed to convert the entire $150,000 owed by the Company under the Promissory Note (the “Converted Note”), into an aggregate of 100,000 shares of restricted common stock of the Company (the “Debt Conversion Shares”), based on an agreed conversion price of $1.50 per share.

Pursuant to the Debt Conversion Agreement, which included customary representations and warranties of the parties, Mill End agreed that the shares of common stock issuable in connection therewith were in full and complete satisfaction of amounts owed under the Converted Note.

On January 27, 2025, the Company entered into a First Amendment to Payment Plan Letter Agreement (the “1st Amendment”) with MAAB Global Ltd. (“MAAB”). MAAB had previously purchased rights to $500,000 owed by the Company to Barstool Sports, Inc. (“Barstool” and the “Debt”) on January 10, 2025, which amount was non-interest bearing, and due pursuant to the terms of a Payment Plan Letter Agreement entered into between Barstool and the Company on August 27, 2024.

Pursuant to the 1st Amendment, the Company and MAAB agreed to amend the terms of the Debt to allow MAAB the right, exercisable at any time, to convert the $500,000 of Debt into shares of the Company’s common stock at a conversion price of $1.50 per share.

As a result of the conversion of the Promissory Note, pursuant to the terms of the Debt Conversion Agreement, at a conversion price of $1.50 per share, the exercise price of those certain common stock warrants issued by the Company in connection with its December 2025 Series B Convertible Preferred Stock offering (warrants to purchase up to 1,650,000 shares of common stock with exercise prices from between $2.59 and $2.71 per share); and those certain common stock warrants to purchase 320,000 shares of common stock granted to the Purchaser in connection with the SPA (with an exercise price of $2.53 per share), were automatically re-priced pursuant to the anti-dilutive terms thereof, to have an exercise price equal to the Conversion Price of the Debt Conversion Agreement, $1.50 per share, effective upon the date of the Debt Conversion Agreement.

Additionally, as a result of the conversion of the Promissory Note, pursuant to the terms of the Debt Conversion Agreement, at a conversion price of $1.50 per share, the conversion price of the Company’s Series B Preferred Stock was automatically adjusted, pursuant to the designation of such Series B Preferred Stock, to have a conversion price of $2.25 per share, the floor price thereunder, effective upon the date of the Debt Conversion Agreement.

Funding Arrangements

2022 Private Placement

In August 2022, the Company initiated a private placement of up to $2 million of units to accredited investors, with each unit consisting of one-fifteenth of one share of common stock and a warrant to purchase one-fifteenth of one share of common stock, at a price of $1.00 per unit. The warrants have a five-year term (from each closing date that units were sold) and an exercise price of $15.00 per whole share. If at any time after the six-month anniversary of the issuance date, there is no effective registration statement registering, or no current prospectus available for the resale of the shares of common stock issuable upon exercise the warrants, the holder of the warrants may elect a cashless exercise of the warrants. Boustead Securities, LLC, the representative of the underwriters in our initial public offering (“IPO”), served as the placement agent in connection with the private placement. In total, we sold an aggregate of 2,000,000 units for $2,000,000 to 23 accredited investors between August 16, 2022 and December 22, 2022, the end date of the offering.

Initial Public Offering

On March 23, 2023, we consummated our IPO of 83,334 shares of common stock at a price to the public of $60.00 per share, pursuant to that certain Underwriting Agreement, dated March 20, 2023 (the “Underwriting Agreement”), between the Company and Boustead Securities, LLC, as representative (“Boustead”) of several underwriters named in the Underwriting Agreement. The Company received gross proceeds of approximately $5 million, before deducting underwriting discounts and commissions and estimated offering expenses payable by the Company upon the sale of the shares. In connection with the IPO, the Company also granted Boustead a 45-day option to purchase up to an additional 12,500 shares of its common stock, which expired unexercised.

At the same time, and as part of the same registration statement, but pursuant to a separate prospectus (the “Resale Prospectus”) the Company registered the sale of 317,667 shares of common stock, including 133,334 shares of common stock issuable upon the exercise of outstanding warrants to purchase shares of common stock with an exercise price of $15.00 per share, of which warrants to purchase 65,033 shares of common stock remain outstanding, and unexercised, as of the date of this Report.

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

The net proceeds to the Company from the Offering, after deducting the underwriting discounts and commissions and offering expenses, were approximately $1.0 million. The Company used the net proceeds from the Offering to finance the marketing and operational expenses associated with its Mango ED and GROW hair growth products, to hire additional personnel to build organizational talent, to develop and maintain software, and for working capital and other general corporate purposes.

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

On January 22, 2024, pursuant to the Underwriting Agreement, the Company also issued a common stock purchase warrant to Boustead for the purchase of 2,800 shares of common stock at an exercise price of $5.625, subject to adjustments. The warrant is exercisable at any time and from time to time, in whole or in part, until December 14, 2028, and may be exercised on a cashless basis.

April 2024 Securities Purchase Agreement

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

On April 28, 2024, the Company and the Purchaser entered into an Omnibus Amendment Agreement No. 1 (the “Amendment”), which amended the SPA to, adjust the closings which were to take place under the SPA as follows:

#	Initial Stated Value of Preferred Stock to be issued by installment	Warrants to be issued	Closing Date	Aggregate Purchase Price by installment (USD)
Initial Closing	$550,000	220,000	Initial Closing Date	$500,000
Second Closing	$275,000		On or before June 30, 2024 (the “Second Closing Date”)	$250,000
Third Closing	$825,000	100,000	On or before June 30, 2024	$750,000
Fourth Closing	$1,100,000		Such date as is no later than 180 days (the “Fourth Closing Date”) after the shares of Common Stock issuable in respect of the Series B Preferred Stock sold in each of the Initial Closing, Second Closing, the Third Closing, and the Fourth Closing have been registered under the Securities Act, subject to any limitations pursuant to Rule 415 (as defined in the Registration Rights Agreement)	$1,000,000.00
Total	$2,750,000	320,000		$2,500,000

On April 26, 2024, the Company partially closed the Second Closing. The Purchaser paid $150,000 to the Company and in consideration therefore the Company issued the Purchaser 150 shares of Series B Preferred Stock.

On May 17, 2024, the Company closed the remaining portion of the Second Closing. The Purchaser paid $100,000 to the Company and in consideration therefore the Company issued the Purchaser 100 shares of Series B Preferred Stock.

On May 21, 2024, the Purchaser converted 50 shares of Series B Preferred Stock into 18,063 shares of Common Stock of the Company, pursuant to the terms of such Series B Preferred Stock.

On May 22, 2024, the Purchaser converted 155 shares of Series B Preferred Stock into 55,994 shares of Common Stock of the Company, pursuant to the terms of such Series B Preferred Stock.

On May 24, 2024, the Purchaser converted 150 shares of Series B Preferred Stock into 54,188 shares of Common Stock of the Company, pursuant to the terms of such Series B Preferred Stock.

On July 9, 2024, the Purchaser converted 135 shares of Series B Preferred Stock into 35,779 shares of Common Stock of the Company, pursuant to the terms of such Series B Preferred Stock.

On July 25, 2024, the Purchaser converted 10 shares of Series B Preferred Stock into 2,245 shares of Common Stock of the Company, pursuant to the terms of such Series B Preferred Stock.

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

If at any time the Warrants are outstanding there occurs any share split, share dividend, share combination recapitalization or other similar transaction involving the common stock (each, a “Share Combination Event”, and such date thereof, the “Share Combination Event Date”) and the Event Market Price (defined below) is less than the then exercise price then in effect, then on the sixth trading day immediately following such Share Combination Event Date, the Exercise Price then in effect on such sixth trading day is automatically reduced (but in no event increased) to the Event Market Price. The “Event Market Price” means, with respect to any Share Combination Event Date, the quotient determined by dividing (x) the sum of the volume weighted average price of the common stock for each of the five trading days ending and including the trading day immediately preceding the sixth trading day after such Share Combination Event Date, divided by (y) five. In connection with the Reverse Stock Split, the exercise price of the Warrants was automatically adjusted to $2.53 per share, and has subsequently been adjusted to $1.50 per share as a result of certain dilutive issuances.

On August 22, 2024, the conditions to closing were satisfied, and the Company sold the Purchaser an additional 500 shares of Series B Preferred Stock (“Fourth Closing Shares”) for $500,000 in connection with a partial closing of the Fourth Closing.

On September 26, 2024, the Company sold the Purchaser an additional 250 shares of Series B Preferred Stock (the “Additional Fourth Closing Shares”) for $250,000 in connection with a partial closing of the Fourth Closing.

On September 26, 2024, 140 shares of Series B Preferred Stock (with an aggregate stated value of $154,000) were converted by the holder into 47,903 shares of common stock at a conversion price of $3.21 per share.

On October 2, 2024, 190 shares of Series B Preferred Stock (with an aggregate stated value of $209,000) were converted by the holder into 66,923 shares of common stock at a conversion price of $3.12 per share.

On October 18, 2024, 200 shares of Series B Preferred Stock (with an aggregate stated value of $220,000) were converted by the holder into 93,299 shares of common stock at a conversion price of $2.36 per share.

On January 15, 2025, the Company sold the Purchaser the final 250 shares of Series B Preferred Stock (the “Final Fourth Closing Shares”) for $250,000 in connection with a partial and final closing of the Fourth Closing.

On February 12, 2025, a holder of the Company’s Series B Convertible Preferred Stock converted 216 shares of Series B Convertible Preferred Stock (with an aggregate stated value of $237,600) into 105,600 shares of common stock of the Company pursuant to the terms of such Series B Convertible Preferred Stock, including the current conversion price of $2.25 per share.

The Company’s stockholders at the 2024 Annual Meeting of Stockholders held on June 17, 2024 approved the issuance of more than 19.99% of the outstanding Common Stock upon the conversion of the shares of Series B Convertible Preferred Stock and upon the exercise of warrants in accordance with Nasdaq Listing Rule 5635(d).

Boustead Securities, LLC served as the Company’s financial advisor in connection with the Purchase Agreement and related transactions.

On March 17, 2025, with the approval of the shareholders of the Company at the special meeting of shareholders held on the same date, the Company submitted to the Secretary of the State of Texas, an amendment to the Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Mangoceuticals, Inc. (the “Series B Designation”), to: (a) reduce the conversion price set forth therein to a fixed price of $1.50 per share (subject to customary adjustments for stock splits) (compared to having a fixed conversion price of $2.25 prior to the amendment)(the “Conversion Price”); (b) reduce the floor price set forth therein from $2.25 to $1.50 per share (subject to customary adjustments for stock splits)(the “Floor Price”); (c) remove the dividend rights set forth therein (except for standard participatory rights for dividends declared on the Company’s common stock); and exclude the Company’s current wholly-owned subsidiary, Mango & Peaches Corp. (“Mango & Peaches”), from the definition of Change of Control Transaction thereunder (as a result, the issuance of securities of Mango & Peaches to Mr. Jacob Cohen, the Company’s Chief Executive Officer and Chairman, will not be a Change of Control Transaction, trigger an event of default under the Series B Preferred Stock or be deemed an Equity Condition (as defined in the designation of the Series B Preferred Stock)(the “Designation Amendment”).

The Company’s Series B Convertible Preferred Stock (“Series B Preferred Stock”), currently have the following rights and privileges:

Dividend Rights. If the Company declares a dividend or makes a distribution of cash (or any other distribution treated as a dividend under Section 301 of the Internal Revenue Code) on its shares of common stock, each holder of shares of Series B Preferred Stock shall be entitled to participate in such dividend or distribution in an amount equal to the largest number of whole shares of common stock into which all shares of Series B Preferred Stock held of record by such holder are convertible as of the record date for such dividend or distribution, if any, or, if there is no specified record date, as of the date of such dividend or distribution. Notwithstanding the foregoing, holders shall have no right of participation in connection with dividends or distributions made to stockholders of shares of common stock consisting solely shares of common stock.

So long as any Series B Preferred Stock remain outstanding, the Company is prohibited from effecting or entering into an agreement to effect any issuance by the Company or any of its subsidiaries of common stock, common stock equivalents, Series B Preferred Stock or preferred share equivalents (or a combination of units thereof) involving a Variable Rate Transaction, except for an equity line of credit. “Variable Rate Transaction” means a transaction in which the Company issues or sells any debt or equity securities that are convertible into, exchangeable or exercisable for, or include the right to receive additional shares of common stock or Series B Preferred Stock either (A) at a conversion price, exercise price or exchange rate or other price that is based upon and/or varies with the trading prices of or quotations for the common stock or Series B Preferred Stock at any time after the initial issuance of such debt or equity securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such debt or equity security or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for the common stock or Series B Preferred Stock or (ii) enters into, or effects a transaction under, any agreement, including, but not limited to, an “at-the-market offering”, whereby the Company may issue securities at a future determined price.

Liquidation Preference. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “Liquidation”), the holders of the Series B Preferred Stock are entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to the Stated Value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due and owing, for each share of Series B Preferred Stock, before any distribution or payment shall be made to the holders of any junior securities, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of the Series B Preferred Stock shall be ratably distributed among the holders of the Series B Preferred Stock in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full. A Fundamental Transaction or Change of Control Transaction (each as described in the Series B Destination) is not deemed a Liquidation.

Conversion Rights. Each holder of Series B Preferred Stock may, at its option, convert its shares of Series B Preferred Stock (each a “Series B Conversion”) into that number of shares of common stock equal to the Stated Value of such share of Series B Preferred Stock, divided by $1.50 (the “Conversion Price”).

In the event the Company does not comply with the terms of the designation and timely issue shares of common stock upon conversion to the holder, the Company is liable for damages in cash, as liquidated damages and not as a penalty, for each $5,000 of Stated Value of preferred shares being converted, $50 per trading day (increasing to $100 per trading day on the fifth trading day and increasing to $200 per trading day on the tenth trading day after such damages begin to accrue) for each trading day after the date due that the shares are delivered. The designation also provides for customary buy-in rights to the holders for failure of the Company to timely deliver conversion shares.

The Series B Designation includes a conversion limitation prohibiting any holder and their affiliates from converting the Series B Preferred Stock into common stock in the event that upon such conversion their beneficial ownership of the Company’s common stock would exceed 4.99%.

The Conversion Price is subject to anti-dilutive rights in the event that the Company issues any shares of common stock or common stock equivalents with a value less than the then conversion price, subject to certain customary exceptions for equity plan issuances, securities already outstanding, and certain strategic acquisitions (the “Anti-Dilutive Rights”).

Additionally, if at any time the Series B Preferred Stock are outstanding there occurs any share split, share dividend, share combination recapitalization or other similar transaction involving the common stock (each, a “Share Combination Event”, and such date thereof, the “Share Combination Event Date”) and the Event Market Price (defined below) is less than the then Conversion Price then in effect, then on the sixth trading day immediately following such Share Combination Event Date, the Conversion Price then in effect on such sixth trading day is automatically reduced (but in no event increased) to the greater of the (i) Event Market Price; and (ii) the Conversion Price (the “Reverse Split Reset Terms”). The “Event Market Price” means, with respect to any Share Combination Event Date, the quotient determined by dividing (x) the sum of the volume weighted average price of the common stock for each of the five trading days ending and including the trading day immediately preceding the sixth trading day after such Share Combination Event Date, divided by (y) five.

Voting Rights. The Series B Preferred Stock have no voting rights, except in connection with the Protective Provisions discussed below.

Provisions. So long as any shares of Series B Preferred Stock are outstanding, the Company cannot without first obtaining the approval of the holders of a majority of the then outstanding shares of Series B Preferred Stock, voting together as a class (collectively, the “Protective Provisions”):

(a) Amend any provision of the Series B Designation;

(b) Increase or decrease (other than by redemption or conversion) the total number of authorized shares of Series B Preferred Stock;

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

Events of Default. An “Event of Default” under the Series B Designation includes the occurrence of any of the events described below:

(a) if at any time the common stock is no longer DWAC eligible;

(b) a registration statement of the Company is not filed within sixty (60) days of the date Series B Preferred Stock was first issued in connection with certain shares of Series B Preferred Stock sold in 2024 and January 2025, which requirement has been met;

(c) the Company fails to obtain stockholder approval of the issuance of more than 20% of the Company’s outstanding common stock in connection with the sale of certain securities within one hundred twenty (120) days of the first sale thereof (which requirement was timely met);

(d) the Company shall fail to deliver shares issuable upon a conversion prior to the fifth trading day after such shares are required to be delivered;

(e) the Company shall fail to have available a sufficient number of authorized and unreserved common stock shares to issue to any holder upon a conversion completed under the Series B Designation;

(f) the Company shall fail to observe or perform any other covenant, agreement or warranty contained in, or otherwise commit any breach of any documents entered into in connection with the sale of Series B Preferred Stock, and such failure or breach shall not, if subject to the possibility of a cure by the Company, have been cured within 10 business days after the date on which written notice of such failure or breach shall have been delivered;

(g) the Company shall redeem junior securities or pari passu securities;

(h) the Company shall be party to a Change of Control Transaction (as defined in the Series B Preferred Stock designation);

(i) the Company shall enter bankruptcy;

(j) any monetary judgment, writ or similar final process shall be entered or filed against the Company, any subsidiary or any of their respective property or other assets for more than $500,000 (provided that amounts covered by the Company’s insurance policies are not counted toward this $500,000 threshold), and such judgment, writ or similar final process shall remain unvacated, unbonded or unstayed for a period of thirty (30) trading days;

(k) the electronic transfer by the Company of common stock shares through the Depository Trust Company is no longer available or is subject to a “freeze” and/or “chill”, which continues for a period of five trading days; or

(l) the common shares shall cease trading on an approved trading market, and such failure shall continue for a period of five trading days.

Following an Event of Default, (a) the Stated Value increases automatically by an amount equal to 17.5% of the Stated Value as of the date of the Event of Default; and (b) the conversion price of the Series B Preferred Stock is adjusted to the lesser of (i) the then applicable conversion price and (ii) a price per share equal to sixty five percent (65%) of the average of the three lowest trading prices for the Company’s common stock during the twenty (20) trading days preceding the relevant conversion.

Negative Covenants: As long as any shares of Series B Preferred Stock are outstanding, unless a simple majority of holders of the Series B Preferred Stock have otherwise given prior written consent, the Company shall not, and shall not permit any of the subsidiaries to, directly or indirectly:

(a) amend its charter documents, including, without limitation, its certificate of incorporation and bylaws, in any manner that materially and adversely affects any rights of any holder;

(b) repay, repurchase or offer to repay, repurchase or otherwise acquire more than a de minimis number of shares of common stock, common stock equivalents or junior securities, other than as to (i) certain pre-approved purchases agreed to by the holders of the Series B Preferred Stock and (ii) the repurchase of common shares or common share equivalents of departing officers and directors of the Company, provided that such repurchases shall not exceed an aggregate of $100,000 for all officers and directors for so long as the Series Preferred Stock are outstanding;

(c) pay cash dividends or distributions on junior securities of the Company;

(d) enter into any transaction with any affiliate of the Company which would be required to be disclosed in any public filing with the SEC, unless such transaction is made on an arm’s-length basis and expressly approved by a majority of the disinterested directors of the Company (even if less than a quorum otherwise required for board approval);

(e) redeem any junior securities or pay any dividends (other than on the Series B Preferred Stock); or

(f) enter into any agreement with respect to any of the foregoing.

Redemption Rights. At any time while the Series B Preferred Stock are outstanding, and on any date following stockholder approval of the issuance of more than 20% of the Company’s common stock upon conversion of certain shares of Series B Preferred Stock certain shares of Series B Preferred Stock sold in 2024 and January 2025 (which has occurred to date), the Company has the right to redeem fifty (50%) of the Stated Value then outstanding, and an additional fifty (50%) percent of the Stated Value then outstanding upon the written consent of the holders of the Series B Preferred Stock (each, the “Company Optional Redemption Amount”) on the Company Optional Redemption Date (each as defined below) (a “Company Optional Redemption”). If redeemed within ninety (90) calendar days from the date of issuance, the Series B Preferred Stock shares subject to redemption shall be redeemed by the Company in cash at a price (the “Company Optional Redemption Price”) equal to 110% of the Stated Value being redeemed as of the Company Optional Redemption Date, plus all accrued but unpaid dividends and all other amounts due to a holder, if any. If redeemed within ninety-one (91) calendar days after the date of issuance, but no later than one hundred twenty (120) calendar days from the date of issuance, the Series B Preferred Stock subject to redemption shall be redeemed by the Company in cash at a Company Optional Redemption Price equal to 115% of the Stated Value being redeemed as of the Company Optional Redemption Date, plus all accrued but unpaid dividends and all other amounts due to holders, if any. If redeemed after one hundred twenty (120) calendar days from the date of issuance, the Series B Preferred Stock subject to redemption shall be redeemed by the Company in cash at a Company Optional Redemption Price equal to 120% of the Stated Value being redeemed as of the Company Optional Redemption Date, plus all accrued but unpaid dividends and all other amounts due to any holder, if any. The Company may deliver only one Company Optional Redemption Notice and such Company Optional Redemption Notice shall be irrevocable.

The Company may not deliver a Company Optional Redemption Notice, and any Company Optional Redemption Notice delivered by the Company shall not be effective, unless all of the Equity Conditions have been met on each trading day during the period beginning on the date notice of the redemption is provided and ending on the redemption date, which cannot be less than 10 nor more than 20 days.

“Equity Conditions” means, during the period in question: (a) the Company shall have duly honored all conversions scheduled to occur or occurring by virtue of one or more notices of conversion of the applicable holder on or prior to the dates so requested or required, if any; (b) the Company shall have paid all liquidated damages and other amounts owing to the applicable holder in respect of the preferred shares; (c) (i) there is an effective registration statement or Rule 144 can be relied upon pursuant to which either: (A) the Company may issue conversion shares [except in the case of a redemption, where only the shares being redeemed are subject to this requirement]; or (B) the holders are permitted to utilize the prospectus thereunder to resell all of the common shares issuable pursuant to certain transaction documents (and the Company believes, in good faith, that such effectiveness will continue uninterrupted for the foreseeable future); or (ii) all of the conversion shares issuable pursuant to the applicable transaction documents may be resold pursuant to Rule 144 without volume or manner-of-sale restrictions or current public information requirements as determined by the counsel to the Company as set forth in a written opinion letter to such effect, addressed and acceptable to the transfer agent and the affected holders; or (iii) all of the conversion shares may be issued to the holder pursuant to Section 3(a)(9) of the Securities Act and immediately resold without restriction; (d) the common shares are trading on a trading market and all of the common shares issuable pursuant to the applicable transaction documents are listed or quoted for trading on such trading market (and the Company believes, in good faith, that trading of the common shares on a trading market will continue uninterrupted for the foreseeable future); (e) there is a sufficient number of authorized, but unissued and otherwise unreserved, common shares for the issuance of all of the shares then issuable pursuant to the applicable transaction documents; (f) the issuance of the common shares in question to the applicable holder would not violate the beneficial ownership limitation set forth in the designation; (g) there has been no public announcement of a pending or proposed Fundamental Transaction (as defined in the designation) or Change of Control Transaction (as defined in the designation) that has not been consummated; (h) the applicable holder is not in possession of any information provided by the Company, any of its subsidiaries, or any of their officers, directors, employees, agents or affiliates, that constitutes, or may constitute, material non-public information.

ELOC

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

The right of the Company to issue and sell the Advance Shares to the Purchaser is subject to the satisfaction of certain closing conditions, including, but not limited to, (i) a Registration Statement on Form S-1 registering for resale by the Purchaser of the Advance Shares and Commitment Shares being declared effective by the SEC, which has occurred to date, (ii) accuracy of the Company’s representations and warranties, (iii) the Company’s performance under the ELOC in all material respects, (iv) no suspension of trading or delisting of common stock, (v) the limitation of the Purchaser’s beneficial ownership of the Company’s common stock to no more than 4.99% of the Company’s then outstanding common stock, (vi) the Company maintaining its DWAC-eligible status, (vii) the Company maintaining a sufficient share reserve, and (viii) the closing price of the Company’s common stock on the date the Advance Notice is received must exceed $0.15. To date, the Company has sold a total of 305,000 shares for gross proceeds of $1,185,019 before fees, discounts and expenses under the ELOC.

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

The Company has agreed, among other things, to indemnify the Purchaser and its affiliates with respect to certain liabilities and to pay all fees and expenses incident to the Company’s obligations under the ELOC RRA

Additional Private Sales of Series B Preferred Stock and Common Stock

Effective on December 18, 19, and 31, 2024 and January 3, 6 and 6, 2025, we agreed to definitive terms on Securities Purchase Agreements (the “SPAs”), with certain institutional accredited investors (the “Purchasers”), pursuant to which the Company sold the Purchasers, and the Purchasers purchased from the Company, 250 shares of Series B Preferred Stock for $250,000, and warrants to purchase 330,000 shares of common stock with an exercise price of $2.71 per share, 100 shares of Series B Preferred Stock for $100,000, and warrants to purchase 132,000 shares of common stock with an exercise price of $2.57 per share, 50 shares of Series B Preferred Stock for $50,000, and warrants to purchase 60,000 shares of common stock, with an exercise price of $2.57 per share; 300 shares of Series B Preferred Stock for $300,000, and warrants to purchase 396,000 shares of common stock with an exercise price of $2.61 per share; 500 shares of Series B Preferred Stock for $500,000, and warrants to purchase 660,000 shares of common stock with an exercise price of $2.59 per share; and 50 shares of Series B Preferred Stock for $50,000, and warrants to purchase 66,000 shares of common stock with an exercise price of $2.59 per share, respectively. Each of the SPAs closed on the dates they were entered into, and the warrants were granted on the same dates.

The SPAs provide that until the 18th month anniversary of the applicable closing date, the Purchasers have the right to participate in any issuance by the Company or any of its subsidiaries of common stock or common stock equivalents or any offering of debt or any other type of financing, or a combination thereof (other certain customary exempt issuances)(each a “Subsequent Financing”), in an amount not to exceed the amount of the Purchaser’s subscription, on the same terms, conditions and price provided for in the Subsequent Financing.

The SPAs contain customary representations, warranties and covenants by the Company (including a restriction on entering into any variable rate transaction for a period of 180 days from the applicable closing date), customary conditions to closing, indemnification obligations of the Company and the Purchasers, other obligations of the parties and termination provisions.

If at any time following the Initial Exercise Date (as defined below) of the warrants, there is no effective registration statement registering, or the prospectus contained therein is not available for the shares of common stock issuable upon exercise of the warrants, the warrants can be exercised on a cashless basis as described in greater detail in the Common Share Purchase Warrants entered into to evidence the warrants (the “Warrant Agreements”). The warrants are exercisable on or after 180 days from their grant date (“Initial Exercise Date”), and for five years thereafter.

The warrants contain provisions that prohibit exercise if the holder thereof, together with its affiliates, would beneficially own in excess of 4.99% of the number of the Company’s shares of common stock outstanding immediately after giving effect to such exercise. A holder of the warrants may increase or decrease this percentage, but not in excess of 9.99%, by providing at least 61 days’ prior notice to the Company. In the event of certain corporate transactions, a holder of the Warrants will be entitled to receive, upon exercise of the warrants, the kind and amount of securities, cash or other property that the holder would have received had it exercised the warrants immediately prior to such transaction.

If the Company or any subsidiary at any time while the warrants are outstanding, shall sell, enter into an agreement to sell or grant any option to purchase, or sell or grant any right to reprice, or otherwise dispose of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any common stock or common stock equivalents, at an effective price per share less than the exercise price of the warrants then in effect (such lower price, the “Base Share Price” and such issuances collectively, a “Dilutive Issuance”) then simultaneously with the consummation (or, if earlier, the announcement) of each Dilutive Issuance the exercise price shall be reduced and only reduced to equal the Base Share Price. No adjustment however is to be made for certain customary Exempt Issuances (as defined in the SPAs).

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

As a result of a dilutive issuance, the exercise price of the warrants was automatically reduced to $1.50 per share.

On February 3, 2025, the Company entered into a Subscription Agreement with an accredited investor and sold 70,000 shares of the Company’s restricted common stock for a total of $105,000, $1.50 per share. The Subscription Agreement included customary representations and warranties of the purchaser and the Company.

On February 7, 2025, the Company entered into a Subscription Agreement with an accredited investor and sold 155,555 shares of the Company’s restricted common stock for a total of $350,000 (or $2.25 per share). The Subscription Agreement included customary representations and warranties of the purchaser and the Company.

Need for Future Funding

As discussed above, our current capital resources are not expected to be sufficient for us to fund operations for the next 12 months. We believe we will need to raise additional funding to support our operations in the future. We may also seek to acquire additional businesses or assets in the future, which may require us to raise funding. We currently anticipate such funding, if required, being raised through the offering of debt or equity, and/or through additional sales under the ELOC. Such additional financing, if required, may not be available on favorable terms, if at all. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our shareholders experiencing significant dilution. If such financing is unavailable, we may be forced to curtail our business plan, which may cause the value of our securities to decline in value.

Critical Accounting Policies and Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses. “Note 2 – Summary of Significant Accounting Policies” to the audited consolidated financial statements included under “Item 8. Financial Statements and Supplementary Data,” below describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies and estimates have a higher degree of inherent uncertainty and require significant judgments. Accordingly, actual results could differ from those estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

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

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our consolidated financial statements are fairly stated in accordance with GAAP and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

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

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40)” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2020-06 on its financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

MANGOCEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Mangoceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mangoceuticals, Inc. and its subsidiaries (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has recurring losses from operations and negative cash flows from operating activities, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Turner, Stone & Company, L.L.P.

We have served as the Company’s auditor since 2023.

Dallas, Texas

March 20, 2025

Mangoceuticals, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2024	December 31, 2023

ASSETS

CURRENT ASSETS
Cash equivalents	$58,653	$739,006
Inventory	-	18,501
Prepaid expenses - related party	-	60,953
Deposits	16,942	16,942
TOTAL CURRENT ASSETS	75,595	835,402

NON-CURRENT ASSETS
Property and equipment, net of accumulated depreciation of $2,256 and $28,752	2,806	96,129
Right of use - asset	59,493	119,262
Intangible assets - acquired patents, net of amortization	15,232,617	-
TOTAL NON-CURRENT ASSETS	15,294,916	215,391

TOTAL ASSETS	$15,370,511	$1,050,793
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	837,501	140,765
Payroll tax liabilities	-	6,595
Notes payable	150,000	-
Right-of-use liability - operating lease	64,962	63,718
Other liabilities - patent purchase payable	373,000	-
TOTAL CURRENT LIABILITIES	1,425,463	211,078

LONG-TERM LIABILITIES
Right-of-use liability - operating lease	-	64,961
TOTAL LONG-TERM LIABILITIES	-	64,961

TOTAL LIABILITIES	1,425,463	276,039

COMMITMENTS AND CONTINGENCIES (SEE NOTE 11)

STOCKHOLDERS’ EQUITY
Series B Convertible Preferred stock, (par value $0.0001), 6,000 shares authorized, 2,770 and 0 shares were issued and outstanding as of December 31, 2024 and 2023, respectively	-	-
Series C Convertible Preferred stock (par value $0.0001), 6,250,000 shares authorized 980,000 and 0 shares were issued and outstanding as of December 31, 2024 and 2023, respectively	98	-
Common stock (par value $0.0001), 200,000,000 shares authorized, of which 3,245,641 and 1,427,967 shares issued and outstanding as of December 31, 2024 and 2023, respectively)*	325	148
Stock warrants	324,288	-
Subscription receivable	(1,150,000)	-
Additional paid in capital	35,587,858	12,002,779
Accumulated deficit	(20,806,595)	(11,228,173)
Accumulated other comprehensive loss	(9,845)	-
TOTAL STOCKHOLDERS’ EQUITY	13,946,129	774,754
Non-controlling interest	(1,081)	-
TOTAL STOCKHOLDERS’ EQUITY	13,945,048	774,754

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,370,511	$1,050,793

*	Shares have been retroactively adjusted to reflect the decreased number of shares resulting from a 1 for 15 reverse stock split

The accompanying notes are an integral part of these audited consolidated financial statements.

Mangoceuticals, Inc. and Subsidiaries

Consolidated Statements of Operations

	For The Year	For The Year
	Ended	Ended
	December 31, 2024	December 31, 2023

Revenues
Revenues	$615,873	$731,493
Cost of revenues	93,296	154,900
Cost of revenues - related party	142,613	145,092
Gross profit	379,964	431,501

Operating expenses
General and administrative expenses	3,000,571	3,319,417
Salary and benefits	1,063,781	977,890
Advertising and marketing	1,478,663	2,097,505
Investor relations	453,749	1,100,465
Stock based compensation	2,355,193	2,155,114
Total operating expenses	8,351,957	9,650,391

Loss from operations	(7,971,993)	(9,218,890)

Other expense
Interest Expense	13,700	-
Imputed interest - related party	-	(6,473)
Amortization of intangible assets	721,533	-
Total other expense	735,233	(6,473)

Loss before income taxes	(8,707,226)	(9,212,417)

Income taxes	-	-

Net loss	(8,707,226)	(9,212,417)

Net loss attributed to non-controlling interest	(1,081)	-

Net loss attributed to Mangoceuticals, Inc.	(8,706,145)	(9,212,417)

Basic and diluted loss per share
Basic and diluted loss per share	$(4.84)	$(8.58)

Weighted average number of shares outstanding
Basic and diluted*	1,978,966	1,074,202

*	Shares and per share amount have been retroactively adjusted to reflect the decreased number of shares resulting from a 1 for 15 reverse stock split.

The accompanying notes are an integral part of these audited consolidated financial statements.

Mangoceuticals, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	For The	For The
	Year Ended	Year Ended
	December 31, 2024	December 31, 2023

Net loss attributable to Mangoceuticals, Inc.	$(8,707,226)	$(9,212,417)

Other comprehensive expense
Foreign currency adjustments	(9,845)	-

Comprehensive loss	(8,717,071)	(9,212,417)

Other comprehensive expense
Net loss attributed to non-controlling interest	(1,081)	-

Comprehensive loss attributable to Mangoceuticals, Inc.	$(8,715,990)	$(9,212,417)

The accompanying notes are an integral part of these audited consolidated financial statements.

Mangoceutical, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

For the Years Ended December 31, 2024 and 2023

									Additional		Total	Non-
	Preferred B Stock		Preferred C Stock		Common Stock		Stock	Subscriptions	Paid-in	Accumulated	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares*	Amount	Warrants	Receivable	Capital	Deficit	Loss	Interest	Equity

Balance, December 31, 2022	-	$-	-	$-	891,000	89	$-	$-	$2,629,696	$(2,015,756)	$-	$-	$614,029

Issuance of common stock for services	-	-	-	-	118,667	17	-	-	1,530,635	-	-	-	1,530,659

Issuance of common stock for cash	-	-	-	-	350,000	35	-	-	6,199,965	-	-	-	6,200,000

Imputed interest related party loan repayment	-	-	-	-	-	-	-	-	(6,473)	-	-	-	(6,473)

Options and warrants vested for services	-	-	-	-	-	-	-	-	624,463	-	-	-	624,463

Warrants exercised	-	-	-	-	68,300	7	-	-	1,024,493	-	-	-	1,024,493

Net loss	-	-	-	-	-	-	-	-	-	(9,212,417)			(9,212,417)

Balance, December 31, 2023	-	$-	-	$-	1,427,967	$148	$-	$-	$12,002,779	$(11,228,173)	$-	$-	$774,754

Issuance of preferred stock B for cash	3,800	-	-	-	-	-	324,288	(1,150,000)	3,475,712	-	-	-	2,650,000

Issuance of preferred stock C for patent acquisition	-	-	980,000	98	-	-	-	-	14,209,902	-	-	-	14,210,000

Issuance of common stock for services	-	-	-	-	554,154	57	-	-	2,106,208	-	-	-	2,106,265

Issuance of common stock for cash	-	-	-	-	345,000	34	-	-	1,327,989	-	-	-	1,328,023

Issuance of common stock for IP purchase	-	-	-	-	515,000	52	-	-	1,344,098				1,344,150

Conversion of preferred stock B for common stock	(1,030)	-	-	-	-	-	-	-	(1,133,000)	-	-	-	(1,133,000)

Issuance of common stock for conversion of preferred stock B	-	-	-	-	374,393	38	-	-	1,132,962	-	-	-	1,133,000

Options and warrants vested for services	-	-	-	-	-	-	-	-	248,682	-	-	-	248,682

Preferred stock B dividend in common stock	-	-	-	-	28,067	3	-	-	70,165	(70,168)	-	-	-

Preferred stock C accrued dividend									802,109	(802,109)			-

Reverse stock split rounding adjustment	-	-	-	-	1,060	(7)	-	-	252	-	-	-	245

Translation adjustment	-	-	-	-	-	-	-	-	-	-	(9,845)	-	(9,845)

Net loss	-	-	-	-	-	-	-	-	-	(8,706,145)	-	(1,081)	(8,707,226)

Balance, December 31, 2024	2,770	-	980,000	98	3,245,641	325	324,288	(1,150,000)	35,587,858	(20,806,595)	(9,845)	(1,081)	13,945,048

*	Shares have been retroactively adjusted to reflect the decreased number of shares resulting from a 1 for 15 reverse stock split.

The accompanying notes are an integral part of these audited consolidated financial statements.

Mangoceuticals, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended
	December 31, 2024	December 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,707,226)	$(9,212,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,936	24,889
Issuance of common stock for services	2,106,265	1,530,651
Imputed interest expense	-	(6,473)
Options vested for stock-based compensation	248,682	624,463
Loss on sale of assets	18,387	-
Amortization on intangible assets	721,533	-
Operating lease right of use asset	59,769	54,979
Inventory obsolescence	18,501	-
(Increase) decrease in operating assets:
Inventory	-	(18,501)
Prepaid expenses	60,953	-
Prepaid expenses - related party	-	(49,208)
(Decrease) increase in operating liabilities:
Accounts payable and accrued liabilities	696,736	107,090
Operating lease right of use liabilities	(63,717)	(56,726)
Payroll tax liabilities	(6,595)	3,878
Other liabilities	(27,000)	-
NET CASH USED IN OPERATING ACTIVITIES	(4,863,776)	(6,997,375)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(3,519)
Sale of assets	65,000	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	65,000	(3,519)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on notes payable - related parties	-	(78,260)
Proceeds from borrowings on notes payable	150,000	-
Proceeds from sales of common stock for cash	1,328,268	6,200,000
Proceeds from sales of preferred stock for cash	2,650,000	-
Proceeds from exercise of warrants	-	1,024,500
Repayment on notes payable - related party	-	(89,200)
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,128,268	7,057,040

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
End of period	(670,508)	56,146

CASH AND CASH EQUIVALENTS:
Beginning of period	739,006	682,860
Effects of currency translation on cash and cash equivalents	(9,845)	-
End of period	$58,653	$739,006

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock for patent acquisition	$1,344,150
Issuance of Series C Convertible Preferred for patent acquisition	$14,210,000	$-
Issuance of common stock for Preferred B dividend	$70,168
Issuance of common stock for conversion of Series B Convertible Preferred	$1,133,000	$-
Series C Convertible Preferred accrued dividends	$802,109	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

Mangoceuticals, Inc.

Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Mangoceuticals, Inc. (“Mangoceuticals” or the “Company”), was incorporated in the State of a Texas on October 7, 2021, with the intent of focusing on developing, marketing, and selling a variety of men’s wellness products and services via a telemedicine platform. To date, the Company has identified men’s wellness telemedicine services and products as a growing sector in the most recent years and especially related to the areas of erectile dysfunction (“ED”), hair loss, testosterone replacement or enhancement therapies, and weight management treatments. In this regard, we have developed and are commercially marketing a brand of ED products under the brand name “Mango,” a brand of hair loss products under the brand name “Grow,” a brand of hormone balance and therapy products under the name “Mojo,” and a brand of weight loss products under the brand name “Slim” (Mango, Grow, Mojo, and Slim are collectively referred to as the “Compounded Products”).

The Company is also marketing and selling an U.S. Food and Drug Administration (“FDA”) approved form of oral testosterone undecanoate to treat low testosterone in men and as a form of Testosterone Replacement Therapy (TRT), developed and produced by Marius Pharmaceuticals, Inc. under the brand name “Prime” powered by Kyzatrex® (“Prime”) (Prime and our Compounded Products collectively referred to as the “Pharmaceutical Products”).

The Company, through the patent portfolio acquired as part of the Intramont IP Purchase Agreement (as further described below), is in the process of conducting Phase II clinical trials and efficacy studies to determine the effectiveness of its patented respiratory illness prevention technology against the likes of the influenza A virus (H1N1) and avian influenza (H5N1). The studies are anticipated to be completed in the 2nd quarter of 2025 which will then determine the Company’s next steps in its commercialization and monetization efforts.

The Company, through its Master Distribution Agreement with Propre Energie, Inc. (as further described below) intends to license certain intellectual property and patent rights from Propre relating to clinically proven, plant-based formulations targeting hyperpigmentation, dark spots, uneven skin tone, and skin brightening through advanced solutions marketed under the brand Dermytol® (“Dermytol”). The Company is in the process of preparing its marketing and distribution strategy for Dermytol and intends to commence operations under this agreement in the 3rd quarter of 2025.

The Company’s Compounded Products are produced at and fulfilled by a related party compounding pharmacy using a proprietary combination of FDA approved ingredients which are available to patients on the determination of a prescribing physician that the compounded drug is necessary for the individual patient. Mangoceuticals is currently marketing and selling the Pharmaceutical Products exclusively online via its website at www.MangoRx.com. Product availability varies by state with additional details available on our website.

Initial Public Offering. In March 2023, the Company completed an initial public offering (the “IPO”), in which the Company issued and sold 83,333 shares of common stock for $60.00 per share for net proceeds of $4.35 million, after deducting underwriting discounts and commissions, and offering costs. At the same time, and as part of the same registration statement, but pursuant to a separate prospectus (the “Resale Prospectus”) the Company registered the sale of 317,667 shares of common stock, including 133,333 shares of common stock issuable upon the exercise of outstanding warrants to purchase shares of common stock with an exercise price of $15.00 per share.

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

Shortly after the Reverse Stock Split, and upon a comprehensive review, the Company became aware of and was informed of highly irregular trading patterns and an unprecedented increase in the number of shareholder accounts resulting in concerns about potential stock manipulation. The Company continues to monitor and investigate this matter and has approved certain round up share requests on a case-by-case basis.

As the par value per share of common stock was not changed in connection with the Reverse Stock Split, we recorded a decrease to common stock on our consolidated balance sheet with a corresponding increase in additional paid-in capital as of December 31, 2024. The Company adjusted the number of outstanding shares of common stock on the consolidated balance sheet and in the statement of changes in stockholders’ equity for all periods presented to reflect the impacts of the Reverse Stock Split. Where we disclose the number of shares of common stock within the footnotes to the consolidated financial statements, we have presented post-Reverse Stock Split amount as denoted.

Unless otherwise noted, all references in the consolidated financial statements and notes to the consolidated financial statements to the number of shares, per share data, restricted stock and stock option data have been retroactively adjusted to give effect to the Reverse Stock Split for each period presented.

On December 15, 2023, we entered into an underwriting agreement (the “Underwriting Agreement”) with Boustead Securities, LLC (“Boustead”), as representative of certain underwriters (the “Underwriters”), relating to a public offering of 266,667 shares of the Company’s common stock to the Underwriters at a purchase price to the public of $4.50 per share and also granted to the Underwriters a 45-day option to purchase up to 40,000 additional shares of common stock, solely to cover over-allotments, if any, at the public offering price less the underwriting discounts (the “Follow On Offering”).

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

On April 5, 2024 (the “Initial Closing Date”), we agreed to definitive terms on a Securities Purchase Agreement dated April 4, 2024 (as amended from time to time, the “SPA”), with an institutional accredited investor (the “Purchaser”), pursuant to which the Company agreed to sell to the Purchaser, and the Purchaser agreed to purchase from the Company, 1,500 shares of then newly designated Series B Convertible Preferred Stock (“Series B Preferred Stock”) of the Company for $1,650,000, and warrants (the “Initial Warrants”), to purchase up to 220,000 shares of common stock for an aggregate purchase price of $1,500,000. On the Initial Closing Date, the Company sold the Purchaser 500 shares of Series B Preferred Stock (the “Initial Closing Shares”) and the Initial Warrants, for an aggregate of $500,000. The Initial Warrants are exercisable on or after October 4, 2024, and for five years thereafter.

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

On August 26, 2024, the Company partially closed the Fourth Closing under the SPA whereby the Purchaser paid $500,000 to the Company in consideration for 500 shares of Series B Preferred Stock.

On September 26, 2024, the Company partially closed the Fourth Closing under the SPA whereby the Purchaser paid $250,000 to the Company in consideration for 250 shares of Series B Preferred Stock.

On October 2, 2024, 190 shares of Series B Preferred Stock (with an aggregate stated value of $209,000) were converted by the holder into 66,923 shares of common stock at a conversion price of $3.12 per share.

On October 18, 2024, 200 shares of Series B Preferred Stock (with an aggregate stated value of $220,000) were converted by the holder into 93,299 shares of common stock at a conversion price of $2.36 per share.

During 2024, as required under the terms of the Series B Preferred Stock, the Company paid accrued dividends on the Series B Preferred Stock through the issuance of 28,067 shares of common stock that resulted in a deemed dividend of approximately $70,168 that is reflected on the Company’s consolidated statement of changes in stockholders’ equity, as Preferred stock B dividend in common stock.

Effective on December 18, 19, and 31, 2024, we agreed to definitive terms on Securities Purchase Agreements (the “SPAs”), with certain institutional accredited investors (the “Purchasers”), pursuant to which the Company sold the Purchasers, and the Purchasers purchased from the Company, 250 shares of Series B Preferred Stock for $250,000, and warrants to purchase 330,000 shares of common stock with an exercise price of $2.71 per share, 100 shares of Series B Preferred Stock for $100,000, and warrants to purchase 132,000 shares of common stock with an exercise price of $2.57 per share, and 50 shares of Series B Preferred Stock for $50,000, and warrants to purchase 60,000 shares of common stock, with an exercise price of $2.57 per share. Each of the SPAs closed on the dates they were entered into, and the warrants were granted on the same dates.

If the Company or any subsidiary at any time while the warrants are outstanding, shall sell, enter into an agreement to sell or grant any option to purchase, or sell or grant any right to reprice, or otherwise dispose of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any common stock or common stock equivalents, at an effective price per share less than the exercise price of the warrants then in effect (such lower price, the “Base Share Price” and such issuances collectively, a “Dilutive Issuance”) then simultaneously with the consummation (or, if earlier, the announcement) of each Dilutive Issuance the exercise price shall be reduced and only reduced to equal the Base Share Price. No adjustment however is to be made for certain customary Exempt Issuances (as defined in the SPAs).

On April 24, 2024, the Company entered into a Patent Purchase Agreement (the “IP Purchase Agreement”), with Intramont Technologies, Inc. (“Intramont”). Pursuant to the IP Purchase Agreement, we purchased certain patents and patent applications owned by Intramont, related to prevention of infections, including the common cold, respiratory diseases, and orally transmitted diseases such as human papillomavirus (HPV) (the “Patents”), in consideration for $20,000,000, which was payable to Intramont by (a) the issuance of 980,000 shares of the Company’s then newly designated 6% Series C Convertible Preferred Stock (the “Series C Preferred Stock”), with a face value of $20.00 per share, for a total value of $19,600,000; and (b) $400,000 in cash, (i) with $200,000 payable on or before June 30, 2024, (ii) $100,000 payable on or before August 31, 2024, and (iii) $100,000 payable on or before November 30, 2024. The Company and Intramont have agreed to payment in full by December 31, 2024, of which $27,000 has been paid as of December 31, 2024. The Company and Intramont have agreed to a delayed payment of the balance due, without penalty.

The Company purchased the Patents and assigned the Patents to its then newly formed wholly-owned subsidiary, MangoRx IP Holdings, LLC, a Texas limited liability company.

On December 19, 2024, the Company entered into a Patent Purchase Agreement (the “Greenfield Purchase Agreement”), with Greenfield Investments, Ltd. (“Greenfield”). Pursuant to the Greenfield Purchase Agreement, we purchased certain patents and patent applications owned by Greenfield, related to mushroom-derived compositions and methods of treatment. The acquired patent encompasses nutraceutical compositions derived from functional mushrooms, including well-known varieties such as Cordyceps sinensis, Ganoderma lucidum (Reishi), and Hericium erinaceus (Lion’s Mane). These formulations are designed to deliver a range of health benefits, such as enhancing immune function, boosting cognitive performance, supporting mood and mental clarity, providing adaptogenic and antioxidant benefits, and suppressing appetite. The patent also specifies the flexibility of the formulations, allowing for the combination of these compounds in precise dosages to maximize synergistic effects. (the “Greenfield Patents”), in consideration for $1,344,150, which was payable to Greenfield by the issuance of 515,000 shares of the Company’s common stock, which have been issued to date.

MangoRx Mexico S.A. de C.V., a Mexican Stock Company, is 98% owned by Mango & Peaches Corp. (“MangoRx Mexico”) The entity was formed in September 2023 and had limited operations as of December 31, 2024.

MangoRx UK Limited, a company incorporated under the laws of the United Kingdom, is 100% owned by Mango & Peaches Corp. The entity was formed in October 2023 and has had limited operations as of December 31, 2024.

Mango & Peaches Corp., a company incorporated under the laws of Texas, is 100% owned by Mangoceuticals, Inc. (“Mango & Peaches”).

MangoRx IP Holdings, LLC, a Texas limited liability company which is 100% owned by Mangoceuticals, Inc. (“MangoRx IP”).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The consolidated financial statements present the financial position, results of operations and cash flows of the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). All dollar amounts are rounded to the nearest thousand dollars.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation on the consolidated balance sheet and statements of operations.

Cash Equivalents

Highly liquid investments with original maturities of three months or less are considered cash equivalents. The Company maintains the majority of its cash accounts at a commercial bank. The Federal Deposit Insurance Corporation (“FDIC”) insures the total cash balance up to $250,000 per commercial bank. From time to time, cash in deposit accounts may exceed the FDIC limits, the excess would be at risk of loss for purposes of the statement of cash flows. There are no cash equivalents at December 31, 2024 and December 31, 2023.

December 2024 Subsidiary Reorganization

On December 13, 2024, the Company, entered into a Parent Subsidiary Contribution Agreement with Mango & Peaches Corp., a Texas corporation (“Mango & Peaches”), a then recently formed wholly-owned subsidiary of the Company (the “Contribution Agreement”). Pursuant to the Contribution Agreement, the Company contributed substantially all of its assets, including ownership of: (a) its 98% ownership of MangoRx Mexico S.A. de C.V., a Mexican Stock Company; and (b) its 100% ownership of MangoRx UK Limited, a company incorporated under the laws of the United Kingdom (collectively, the “Contributed Assets”), to Mango & Peaches, in order to restructure the ownership and operations of the Company, better segregate such operations and liabilities and provided for the issuance of a portion of the capital of Mango & Peaches to Mr. Jacob Cohen, the Chief Executive Officer of the Company (the “Subsidiary Reorganization”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Mangoceuticals, Inc. and its consolidated subsidiaries. All significant intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

Wholly-owned subsidiaries:

●	Mango & Peaches Corp.
●	MangoRx IP Holdings, LLC

Wholly-owned subsidiaries of Mango & Peaches Corp.

●	MangoRx UK Limited

Majority-owned subsidiaries of Mango & Peaches Corp.

●	The Company owns 98% of MangoRx Mexico S.A. de C.V.

Non-Controlling Interest

Mango & Peaches Corp. owns 98% of MangoRx Mexico S.A. de C.V.

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

Intangible Assets

The Company’s intangible assets consist of patents acquired through purchase, as described above. These patents are classified as finite-lived intangible assets and are amortized on a straight-line basis over their estimated useful lives, which range from 14 to 17 years.

The carrying amount of patents as of December 31, 2024 is as follows:

●	Gross carrying amount:	$15,954,150
●	Accumulated amortization:	$721,533
●	Net carrying amount:	$15,232,617

Amortization expense for the year ended December 31, 2024 was $721,533. The estimated amortization expense for the next five years is as follows:

●	Year 1: $1,122,639
●	Year 2: $1,122,639
●	Year 3: $1,122,639
●	Year 4: $1,122,639
●	Year 5: $1,122,639

In the years thereafter, the amount to be amortized will be $9,619,421.

The Company performs annual impairment testing for its intangible assets to ensure that the carrying amount does not exceed the recoverable amount. For the year ended December 31, 2024, no impairment losses were recognized.

Foreign Currency Translation and transaction

The Company’s principal country of operations is the United States. The financial position and results of its operations are determined using U.S. Dollars (“US$” or “$”), the local currency, as the functional currency. The Company’s consolidated financial statements are reported using the U.S. Dollars. The results of operations and the statements of cash flows denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. The equity denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets. Translation adjustments arising from the use of different exchange rates from period to period are included as a separate component of accumulated other comprehensive income (loss) included in statements of changes in shareholders’ equity. Gains and losses from foreign currency transactions are included in the Company’s statements of operations and comprehensive income (loss).

The following table outlines the currency exchange rates that were used in preparing the consolidated financial statements:

	December 31,	December 31,
	2024	2023
Period-end spot rate	US$1=MX$0.05	N/A
Average rate	US$1=MX$0.05	N/A

Net Loss Per Common Share

We compute net loss per share in accordance with ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were 156,667 options, 940,333 warrants, and no derivative securities outstanding as of December 31, 2024. There were 176,667 options, 89,533 warrants, and no derivative securities outstanding as of December 31, 2023.

Use of Estimates and Assumptions

The preparation of consolidated financial statements in accordance with U.S. Generally Accepted Accounting Principles (US GAAP) requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results can, and in many cases will, differ from those estimates.

Fair Value of Financial Instruments

The Company measures its financial and non-financial assets and liabilities, as well as makes related disclosures, in accordance with Financial Accounting Standards Board (FASB) ASC 820, Fair Value Measurement (“ASC 820”), which provides guidance with respect to valuation techniques to be utilized in the determination of fair value of assets and liabilities. Approaches include, (i) the market approach (comparable market prices), (ii) the income approach (present value of future income or cash flow), and (iii) the cost approach (cost to replace the service capacity of an asset or replacement cost). ASC 820 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

The following tables summarize our financial instruments measured at fair value as of December 31, 2024 and December 31, 2023.

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3
Assets
Cash	$58,653	$-	$-
Total assets	58,653	-	-
Liabilities
Total liabilities	-	-	-
	$58,653	$-	$-

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$739,006	$-	$-
Total assets	739,006	-	-
Liabilities
Total liabilities	-	-	-
	$739,006	$-	$-

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

Concentration and Risks

The Company’s operations are subject to risks including financial, operational, regulatory and other risks including the potential risk of business failure. For the years ended December 31, 2024 and 2023, the Company had no significant revenue from continuing operations which were derived from a single or a few major customers.

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

In November 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. There was no material effect on the consolidated financial statements for the year ending December 31, 2024.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. We have not yet adopted this ASU, which will result in the required additional disclosures being included in our consolidated financial statements, once adopted.

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

Inventories

Inventories are stated at the lower of cost or net realizable value with cost being determined on a first-in, first-out (“FIFO”) basis. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. During the years ended December 31, 2024 and 2023, there were no inventory write-downs.

Marketing and Advertising

The Company follows the policy of charging the costs of marketing and advertising to expense as incurred. The Company charged $1,478,663 and $2,097,505 towards marketing and advertising for the years ended December 31, 2024 and 2023, respectively.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of FASB ASC 855, Subsequent Events, for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the consolidated financial statements were issued (see Note 13).

NOTE 3 – PREPAID EXPENSES-RELATED PARTIES

At December 31, 2024 and 2023, and in association with the Master Services Agreement and Statement of Work with our related party Contracted Pharmacy, the Company prepays the related party Contracted Pharmacy as a retainer to be credited towards future product sales. As of December 31, 2024 and December 31, 2023, the balance was $-0- and $60,953, respectively.

NOTE 4 – DEPOSITS

Additionally, the Company signed a lease agreement for office space, effective October 1, 2022, which included an initial security deposit of $16,942. As of December 31, 2024 and December 31, 2023, the balance was $16,942 for each period.

NOTE 5 – INVENTORY

During the year ended December 31, 2024 and the year ended December 31, 2023, the Company purchased inventories related to promotional merchandise intended to be sold online. As of December 31, 2024 and December 31, 2023, the inventory balance was $0 and $18,501, respectively.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

During the years ended December 31, 2024 and 2023, the Company acquired computers and office equipment totaling $0 and $3,519, respectively. Depreciation for the years ended December 31, 2024 and 2023 was $9,936 and $24,889, respectively. On May 15, 2024, the Company disposed of $119,819 of equipment to Epiq Scripts, LLC, a related party. The equipment was sold for $65,000, realizing a loss on sale of assets of $18,387. The below schedule shows property, plant and equipment as of:

	December 31, 2024	December 31, 2023

Computers	5,062	5,062
Equipment	119,819	119,819
Less accumulated depreciation:	(2,256)	(28,752)
Disposed equipment	(119,819)	-
Property and equipment, net	2,806	96,129

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

On June 29, 2022, the Company received an advance of $25,000 from Cohen Enterprises in order to cover various general and administrative expenses. The Company repaid Cohen Enterprises $25,000 on August 18, 2022 bringing the total amount owed to Cohen Enterprises to $89,200 as of December 31, 2022. This amount was paid in full on April 4, 2023 and the amount owed to Cohen Enterprises was $0 as of December 31, 2024 and December 31, 2023. Previously recorded imputed interest equal to eight percent (8%) per annum, or a total of $8,232 against the related party advances, was cancelled and reversed for the year ended December 31, 2023.

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

The Cohen Note in the principal amount of $150,000, accrues interest at the rate of 8% per annum (12% upon the occurrence of an event of default), with interest accruing monthly in arrears and payable at maturity or earlier acceleration. The Cohen Note is due upon the earlier of January 2, 2025, and upon acceleration by Cohen Enterprises pursuant to the terms thereof upon default, or automatically upon certain bankruptcy events occurring. The Cohen Note may be prepaid without penalty, is unsecured and contains customary representations and covenants of the Company. The note includes customary events of default, and allows Cohen Enterprises the right to accelerate the amount due under the note upon the occurrence of such event of default, subject to certain cure rights.

On December 13, 2024, Mr. Cohen sold his note in the amount of $150,000 to a third party entity. The terms of the note remain unchanged, however, the note is no longer considered a related party note.

For additional information on related party prepaid expenses see Note 3.

NOTE 8 – NOTES PAYABLE

On November 18, 2022, the Company entered into a note payable with a vendor for the purchase of equipment in the amount of $78,260. The note bears no interest and was due in three payments of $5,000 each January 1, 2023 through March 1, 2023, a $31,630 payment on April 1, 2023 and a final payment on May 1, 2023 for the outstanding balance. The January 1 and March 1, 2023 payments were timely made and on March 23, 2023, the Company elected to pay off the remaining balance of $63,260. The outstanding balance as of December 31, 2024 and December 31, 2023 was $0. See Note 6 for further details regarding the subsequent sale of this equipment.

On December 13, 2024, our Chief Executive Officer, Mr. Jacob Cohen entered into a Note Purchase Agreement to a third-party entity, for a Note totaling $150,000. The note bears interest of 12% (default rate) and is due on January 2, 2025. As of December 31, 2024, the note has accrued interest of $13,700.

On January 15, 2025, the Company entered into a Debt Conversion Agreement (the “Debt Conversion Agreement”) with Mill End Capital Ltd. (“Mill End”), which entity was owed $150,000 from the Company pursuant to that certain outstanding Promissory Note dated October 18, 2024 (the “Promissory Note”), originally issued to Cohen Enterprises, Inc., which is owned and controlled by Jacob Cohen, our Chief Executive Officer and Chairman, and acquired by Mill End from Cohen Enterprises on December 13, 2024, for $150,000.

Pursuant to the Debt Conversion Agreement, the Company and Mill End agreed to convert the entire $150,000 owed by the Company to Mill End under the Promissory Note, into an aggregate of 100,000 shares of restricted common stock of the Company, based on an agreed conversion price of $1.50 per share.

NOTE 9 – CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of “blank check” preferred stock, $0.0001 par value.

Series B Convertible Preferred Stock

On March 28, 2024 and amended on June 27, 2024, the Company designated 6,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”). Each Series B Preferred Stock share has a stated value equal to $1,100, subject to increase under the terms of the designation (the “Stated Value”). As of December 31, 2024 and December 31, 2023, there were 2,770 (which includes a 1,150 share subscription receivable) and -0- shares of Series B Preferred Stock issued and outstanding, respectively.

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

On April 28, 2024, the Company and the Purchaser entered into an Omnibus Amendment Agreement No. 1, which amended the SPA to, adjust the closings which were to take place under the SPA as follows:

#	Initial Stated Value of Preferred Stock to be issued by installment	Warrants to be issued	Closing Date	Aggregate Purchase Price by installment (USD)
Initial Closing	$550,000	220,000	Initial Closing Date	$500,000
Second Closing	$275,000		On or before June 30, 2024	$250,000
Third Closing	$825,000	100,000	On or before June 30, 2024	$750,000
Fourth Closing	$1,100,000		Such date as is no later than 180 days after the shares of common stock issuable in respect of the Series B Preferred Stock sold in each of the Initial Closing, Second Closing, the Third Closing, and the Fourth Closing have been registered under the Securities Act, subject to any limitations pursuant to Rule 415	$1,000,000
Total	$2,750,000	320,000		$2,500,000

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

On August 26, 2024, the Company partially closed the Fourth Closing under the SPA whereby the Purchaser paid $500,000 to the Company in consideration for 500 shares of Series B Preferred Stock.

On September 26, 2024, the Company partially closed the Fourth Closing under the SPA whereby the Purchaser paid $250,000 to the Company in consideration for 250 shares of Series B Preferred Stock.

A total of 250 shares of Series B Preferred Stock remain to be sold under the Fourth Closing for $250,000 of total consideration as of December 31, 2024.

On September 26, 2024, 140 shares of Series B Preferred Stock (with an aggregate stated value of $154,000) were converted by the holder into 47,903 shares of common stock at a conversion price of $3.21 per share.

On October 2, 2024, 190 shares of Series B Preferred Stock (with an aggregate stated value of $209,000) were converted by the holder into 66,923 shares of common stock at a conversion price of $3.12 per share.

On October 18, 2024, 200 shares of Series B Preferred Stock (with an aggregate stated value of $220,000) were converted by the holder into 93,299 shares of common stock at a conversion price of $2.36 per share.

During 2024, as required in under the terms of the Series B Preferred Stock, the Company paid the accrued dividends on the Series B Preferred Stock through the issuance of 28,067 shares of common stock which resulted in a deemed dividend of approximately $70,168 that is reflected on the Company’s consolidated statement of changes in stockholders’ equity, as Preferred stock B dividend in common stock.

Effective on December 18, 19, and 31, 2024, we agreed to definitive terms on Securities Purchase Agreements (the “SPAs”), with certain institutional accredited investors (the “Purchasers”), pursuant to which the Company sold the Purchasers, and the Purchasers purchased from the Company, 250 shares of Series B Preferred Stock for $250,000, and warrants to purchase 330,000 shares of common stock with an exercise price of $2.71 per share, 100 shares of Series B Preferred Stock for $100,000, and warrants to purchase 132,000 shares of common stock with an exercise price of $2.57 per share, and 50 shares of Series B Preferred Stock for $50,000, and warrants to purchase 60,000 shares of common stock, with an exercise price of $2.57 per share. Each of the SPAs closed on the dates they were entered into, and the warrants were granted on the same dates.

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

As of December 31, 2024, there were 2,770 (which includes a 1,150 share subscription receivable) Series B Preferred Stock shares outstanding.

6% Series C Convertible Cumulative Preferred Stock

On April 18, 2024, the Company designated 6,250,000 shares of a then new series of preferred stock, par value $0.0001 per share, the Company’s “6% Series C Convertible Cumulative Preferred Stock” (the “Series C Preferred Stock”). As of December 31, 2024 and 2023, there were 980,000 and -0- shares of Series C Preferred Stock issued and outstanding, respectively. The Series C Preferred Stock has a stated value equal to $20 per share, subject to increase under the terms of the designation (the “Stated Value”).

During 2024, as required under the terms of the Series C Preferred Stock, the Company has accrued but undeclared dividends on the Series C Preferred Stock totaling $802,109, which will be added to the stated value.

On April 24, 2024, the Company entered into a Patent Purchase Agreement, with Intramont Technologies, Inc. (“Intramont” and the “IP Purchase Agreement”). Pursuant to the IP Purchase Agreement, the Company purchased certain patents and patent applications owned by Intramont, related to the prevention of infections, including the common cold, respiratory diseases, and orally transmitted diseases such as human papillomavirus (HPV), in consideration for $20,000,000, which was payable to Intramont by (a) the issuance of 980,000 shares of Series C Preferred Stock, with a face value of $20.00 per share, for a total value of $19,600,000; and (b) $400,000 in cash, (i) with $200,000 payable on or before June 30, 2024, (ii) $100,000 payable on or before August 31, 2024, and (iii) $100,000 payable on or before November 30, 2024. The Company and Intramont have agreed to payment in full by December 31, 2024, of which $27,000 has been paid as of December 31, 2024.

On February 11, 2025, and effective on December 31, 2024, we and Intramont entered into a letter agreement, amending the IP Purchase Agreement (the “Amendment Letter”), pursuant to which Intramont has agreed that all funds paid by the Company towards the furtherance and development of the Patents would be credited against the Cash Payments owed to Intramont and we agreed to work in good faith with Intramont on financing, developing and commercializing the Patents.

As a result of the Amendment Letter, a total of $306,118 remains due to Intramont in connection with the Cash Payments as of the date of this Report, which the Company expects to pay over time, by way of expenses associated with the development of the Patents.

Common Stock

On October 5, 2024, the Company announced that the Board of Directors approved a reverse stock split of its common stock at a ratio of 1-to-15. The Reverse Stock Split was completed on October 16, 2024 and resulted in 32,019,354 issued and outstanding shares of common stock being reduced to 2,134,625 shares of common stock.

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

As the par value per share of common stock was not changed in connection with the Reverse Stock Split, we recorded a decrease to common stock on our consolidated balance sheet with a corresponding increase in additional paid-in capital as of December 31, 2023. The Company adjusted the number of outstanding shares of common stock on the consolidated balance sheet and in the statement of changes in stockholders’ equity for all periods presented to reflect the impacts of the Reverse Stock Split.

Unless otherwise noted, all references in the consolidated financial statements and notes to consolidated financial statements to the number of shares, per share data, restricted stock and stock option data have been retroactively adjusted to give effect to the Reverse Stock Split for each period presented.

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.0001 per share, of which 3,245,641 shares were issued and outstanding at December 31, 2024, and 1,427,967 shares were issued and outstanding at December 31, 2023.

On September 1, 2023, we entered into a service agreement with Greentree Financial Group, Inc. (“Greentree” and the “Service Agreement”). Pursuant to the Service Agreement, Greentree agreed to perform the following services: (a) bookkeeping services for the Company for the period from October 1, 2023 through September 30, 2024; (b) advice and assistance to the Company in connection with the conversion of its financial reporting systems, including its projected consolidated financial statements, to a format that is consistent with US GAAP; (c) assistance to the Company with compliance filings for the quarters ended September 30, 2023, March 31, 2024, June 30, 2024 and the year ended December 31, 2023, including the structure and entries as well as assistance with US GAAP footnotes; (d) reviewing, and providing advice to the Company on, all documents and accounting systems relating to its finances and transactions, with the purpose of bringing such documents and systems into compliance with US GAAP or disclosures required by the SEC; and (e) providing necessary consulting services and support as a liaison for the Company to third party service providers, including coordination amongst the Company and its attorneys, CPAs and transfer agent. Since February 2015, Mr. Eugene (Gene) M. Johnston, our Chief Financial Officer (who was appointed October 1, 2022) has served as an Audit Manager for Greentree.

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

On November 1, 2023, we entered into an Influencer Agreement with Jason Szkup (“Scoop”) to promote its products or services through social media platforms and other online channels. In consideration for agreeing to provide the services under the agreement, the Company agreed to pay Scoop $10,000 in cash and issue 2,000 shares of common stock. The shares were valued at $8.70 per share for a total of $17,400. The Shares were issued under, and subject to the terms of, the Company’s 2022 Equity Incentive Plan.

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

On December 11, 2023, the Company entered into a Marketing Agreement with Marius Pharmaceuticals (“Marius”) to market and sell KYZATREX®, an innovative FDA-approved oral Testosterone Replacement Therapy (TRT) product, under the program, ‘PRIME’ by MangoRx (the “Permitted Purpose”). During the term of the agreement, Marius granted to the Company a non-exclusive, non-transferable, royalty-free license to use the Marius Marks in the United States (the “Territory”) for the sole purpose of the Permitted Purpose. The term of the initial agreement is for two years, automatically renewable for successive one-year terms, subject to certain performance targets as agreed upon each year. As consideration for the license the Company issued Marius 6,667 shares of the Company’s common stock (the “Marius Shares”). The Marius Shares were issued to Marius upon signing of the Agreement and were fully earned upon issuance. The shares were valued at $8.70 per share for a total of $58,000.

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

On January 10, 2024, we renewed a Consulting Agreement with Luca Consulting, LLC, to provide certain management and consulting services to the Company during the term of the agreement, which is for three months unless otherwise earlier terminated due to breach of the agreement by either party. In consideration for agreeing to provide the services under the agreement, the Company issued 13,333 shares of the Company’s restricted common stock upon the parties’ entry into the agreement and agreed to pay Luca $15,000 in cash, payable as follows: (a) $5,000 on the signing of the agreement; and (b) $5,000 on the tenth of each month throughout the remainder of the agreement. The Service Agreement includes customary indemnification obligations requiring the Company to indemnify Luca and its affiliates with regard to certain matters. The shares were valued at $4.20 per share for a total of $56,000.

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

On March 21, 2024, we entered into an Amendment to the January 10, 2024 consulting agreement with Luca, extending the agreement for an additional six months (the “Luca Amendment”). In consideration for entering into the Luca Amendment, the Company issued 33,333 shares of the Company’s restricted common stock to Luca upon the parties’ entry into the Luca Amendment and agreed to continue to pay Luca $5,000 in in cash on the tenth of each month throughout the remainder of the extended agreement. The shares were valued at $2.96 per share for a total of $98,750.

On March 21, 2024, we entered into a Consulting Agreement with Zvonimir Moric, an individual (“Zee”). Pursuant to the consulting agreement, Zee agreed to provide consulting and general business advisory services as it relates to making introductions to strategic partners to expand the sales of the Company’s products and additional services as reasonably requested by the Company during the Term of the Agreement as reasonably requested by the Company during the term of the agreement, which is for 12 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued Zee 10,000 shares of restricted common stock. The agreement contains customary confidentiality and non-solicitation provisions. The shares were valued at $2.96 per share for a total of $29,625. On January 28, 2025, the Company assigned this agreement to Mango & Peaches Corp effective as of January 1, 2025.

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

Between May 21-24, 2024, a holder of Series B Preferred Stock converted a total of 355 shares of Series B Preferred Stock into 128,243 shares of common stock, in accordance with the terms of the Series B Preferred Stock. The shares were valued at $3.045 per share for a total value of $390,500.

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

On July 22, 2024, we entered into a Consulting Agreement with John Dorsey, an individual (“Dorsey”). Pursuant to the consulting agreement, Dorsey agreed to provide certain marketing and general related services as it relates expanding the sales of the Company’s products and additional services as reasonably requested by the Company during the Term of the Agreement, which is for 12 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company agreed to pay Dorsey $6,000 a month and issued Dorsey a total of 13,333 shares of common stock, which vest in accordance with the following vesting schedule; a) 3,333 shares vest upon the execution of the Agreement, b) 5,000 shares vest upon the three (3) month anniversary of the Agreement, and c) 5,000 shares vest upon the six (6) month anniversary of the Agreement (the “Dorsey Consulting Shares”). Any Dorsey Consulting Shares not vested as described above are to be promptly returned to the Company by the Consultant for cancellation. The shares were valued at $6.31 per share for a total of $84,180.

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

On August 22, 2024, we entered into a Consulting Agreement with Levo Healthcare Consulting, Inc. (“Levo”), to provide marketing services to the Company during the term of the agreement, which is for six months unless otherwise earlier terminated due to breach of the agreement by either party and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company agreed to pay $6,250 in cash and issue Levo 13,000 shares of restricted common stock under the Company’s 2022 Equity Incentive Plan, as amended (the “2022 Plan”). The shares were valued at $4.35 per share for a total of $56,160. The Company also issued warrants to purchase 20,000 shares of common stock of the Company, based on certain milestones being met. The agreement contains customary confidentiality and non-solicitation provisions. In accordance with ASC 718, we have calculated the fair value to be $68,170 on the grant date of August 22, 2024, using the Black-Scholes Valuation Model.

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

On September 10, 2024, we entered into an amended Consulting Agreement with Luca Consulting LLC, to provide management consulting services to the Company during the term of the agreement, which is for six months unless otherwise earlier terminated due to breach of the agreement by either party and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company agreed to pay $5,000 in cash and issue Luca 43,333 shares of restricted common stock under the 2022 Plan. The shares were valued at $4.05 per share for a total of $175,500. The agreement contains customary confidentiality and non-solicitation provisions.

On September 10, 2024, we entered into an amended Consulting Agreement with Zvonimir Moric, to provide consulting and general business advisory services as it relates to making introductions to strategic partners to expand the sales of the Company’s products and additional services as reasonably requested by the Company during the term of the agreement, which is for twelve months unless otherwise earlier terminated due to breach of the agreement by either party and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company agreed to pay $7,500 in cash and issue Zee 13,333 shares of restricted common stock under the 2022 Plan. The shares were valued at $4.05 per share for a total of $54,000. The agreement contains customary confidentiality and non-solicitation provisions.

On September 26, 2024, 140 shares of Series B Preferred Stock (with an aggregate stated value of $154,000) were converted by the holder into 47,903 shares of common stock at a conversion price of $3.21 per share.

On September 27, 2024, we extended a Consulting Agreement with PHX Global, LLC. Pursuant to the Consulting Agreement, PHX agreed to provide consulting and general business advisory services as reasonably requested by the Company during the term of the agreement, which was for six months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued PHX 13,333 shares of restricted common stock. The agreement contains customary confidentiality and non-solicitation provisions. The shares were valued at $3.60 per share for a total of $48,000.

On October 1, 2024, the Company delivered an Advance Notice to Platinum Point Capital and sold Platinum Point Capital 133,334 shares of common stock pursuant to the terms of the ELOC for $3.91 per share for a total of $521,002, net of fees, discounts and expenses.

On October 2, 2024, Platinum Point Capital converted a total of 190 shares of Series B Preferred Stock of the Company into 66,923 shares of common stock of the Company, in accordance with the terms of the Series B Preferred Stock. The shares were valued at $3.12 per share for a total value of $209,000.

On October 18, 2024, Platinum Point Capital converted a total of 200 shares of Series B Preferred Stock of the Company into 93,299 shares of common stock of the Company, in accordance with the terms of the Series B Preferred Stock. The shares were valued at $2.36 per share for a total value of $220,000.

On October 25, 2024, the Company delivered an Advance Notice to Platinum Point Capital and sold Platinum Point Capital 33,333 shares of common stock pursuant to the terms of the ELOC for $2.36 per share for a total of $78,787, net of fees, discounts and expenses.

On November 11, 2024 and effective on October 1, 2024, the Company entered into a renewal of the Consulting agreement with Eugene M. Johnston, the Company’s Chief Financial Officer (the “CFO Consulting Agreement”) whereby Mr. Johnston agreed to serve as the Chief Financial Officer of the Company and to provide services to the Company as reasonably requested during the term of the CFO Consulting Agreement, which is 12 months. As consideration for the services to be provided by Mr. Johnston under the Consulting Agreement, the Company agreed to pay him (a) $4,000 per month; and (b) to issue him 25,000 shares of Company common stock under the Company’s 2022 Equity Incentive Plan, as amended, which shares vested upon execution of the CFO Consulting Agreement. The shares were valued at $2.47 per share for a total of $61,750.

The CFO Consulting Agreement may be terminated prior to the end of the term (i) with the mutual approval of the parties; (ii) with written notice by the non-breaching party, upon the breach of the agreement by the other party, and the failure to cure such breach within 30 days; or (iii) by Mr. Johnston, at any time, for any reason.

On December 2, 2024, we entered into a renewal of the service agreement with Greentree Financial Group, Inc. (“Greentree” and the “Service Agreement”). Pursuant to the Service Agreement, Greentree agreed to perform the following services: (a) assist the Company with compliance filings for the quarters ended March 31, 2025, June 30, 2025, September 30, 2025, and one annual report for the year ended December 31, 2024 (b) review and advise the Company on all documents and accounting systems relating to its finances and transactions, with the purpose of bringing such documents and systems into compliance with US GAAP or disclosures required by SEC; (c) provide necessary consulting services and support as a liaison for the Company to third-party service providers, including coordination amongst the Company and their related attorneys, CPAs and the transfer agent; (d) prepare and file the Company’s tax return with the IRS for the 2024 tax year.

The Company agreed to issue Greentree 40,000 shares of the Company’s restricted common stock upon the parties’ entry into the agreement, and to pay Greentree $40,000 in cash, payable as follows: (a) $20,000 on or before December 31, 2024; (b) $20,000 on or before March 31, 2025. We also agreed to reimburse Greentree for its reasonable out-of-pocket expenses incurred in connection with Greentree’s activities under the agreement, including the reasonable fees and travel expenses for the meetings on behalf of the Company. The Service Agreement includes customary indemnification obligations requiring the Company to indemnify Greentree and its affiliates with regard to certain matters. The shares were valued at $2.50 per share for a total of $100,000.

On December 3, 2024, the Company delivered an Advance Notice to the Platinum Point Capital and sold Platinum Point Capital 54,038 shares of common stock pursuant to the terms of the ELOC for $2.14 per share for a total of $115,763, net of fees, discounts and expenses.

On December 6, 2024, the Company delivered an Advance Notice to the Platinum Point Capital and sold Platinum Point Capital 20,962 shares of common stock pursuant to the terms of the ELOC for $2.11 per share for a total of $44,182, net of fees, discounts and expenses.

On December 13, 2024, we entered into a Consulting Agreement with North York, Ltd. (“North”), to provide consulting and general business advisory services as it relates to making introductions to strategic partners to expand the sales of the Company’s products and additional services as reasonably requested by the Company during the term of the agreement, which is for twelve months unless otherwise earlier terminated due to breach of the agreement by either party and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company agreed to issue North 100,000 shares of common stock under the 2022 Plan. The shares were valued at $2.61 per share for a total of $261,000. The agreement contains customary confidentiality and non-solicitation provisions.

On December 13, 2024, Board determined that it would be in the best interests of the Company and its shareholders to pay the Dividend due to Series B Preferred Stock holders by way of the issuance of 28,067 shares of common stock of the Company, based on a per share price of $2.50, as determined in the Designation.

On December 19, 2024, the Company entered into a Patent Purchase Agreement (the “Greenfield Purchase Agreement”), with Greenfield Investments, Ltd. (“Greenfield”). Pursuant to the Greenfield Purchase Agreement, we purchased certain patents and patent applications owned by Greenfield, related to mushroom-derived compositions and methods of treatment. The acquired patent encompasses nutraceutical compositions derived from functional mushrooms, including well-known varieties such as Cordyceps sinensis, Ganoderma lucidum (Reishi), and Hericium erinaceus (Lion’s Mane). These formulations are designed to deliver a range of health benefits, such as enhancing immune function, boosting cognitive performance, supporting mood and mental clarity, providing adaptogenic and antioxidant benefits, and suppressing appetite. The patent also specifies the flexibility of the formulations, allowing for the combination of these compounds in precise dosages to maximize synergistic effects. (the “Greenfield Patents”), in consideration for $1,344,150, which was paid to Greenfield by the issuance of 515,000 shares of the Company’s common stock (the “Stock”).

Options:

During the year ended December 31, 2022, the Company granted a total of 83,333 options to purchase shares of common stock of the Company, under the 2022 Plan, of which 50,000 were granted to Jacob Cohen, the Company’s CEO, and 33,333 were granted to Jonathan Arango, the Company’s then President and then COO, related to their respective employment agreement. The options have an exercise price of $16.50 per share, an original life of five years and vest at the annual renewal of their employment over three years.

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

For the years ended December 31, 2024 and 2023, $248,682 and $624,463, respectively, has been recorded and included as stock-based compensation expense on the consolidated statement of operations. Mr. Cohen, Mr. Arango (former President and Director) and Ms. Hammer are related parties.

The following table summarizes common stock option activity:

	Options	Weighted Average Exercise Price
Outstanding, December 31, 2022	83,333	$16.50
Granted	93,333	$6.05
Exercised	-	-
Expired	-	-

Outstanding, December 31, 2023	176,666	$10.98
Exercisable, December 31, 2023	120,833	$8.43

Granted	13,333	$5.55
Exercised	-	-
Expired / Forfeited	(33,333)	16.50
Outstanding, December 31, 2024	156,666	$9.34
Exercisable, December 31, 2024	140,833	$8.54

The weighted average exercise prices, remaining lives for options granted, and exercisable as of December 31, 2024 were as follows:

	Outstanding Options		Exercisable Options
Options Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$16.50	60,000	3.61	$16.50	44,167	$16.50
$4.80	83,333	3.99	$4.80	83,333	$4.80
$5.55	13,333	2.53	$5.55	13,333	$5.55

As of December 31, 2024, the fair value of exercisable options outstanding was $837,315. The aggregate initial fair value of the options measured on the grant dates of August 31, 2022, May 1, 2023, December 28, 2023 and July 12, 2024 was calculated using the Black-Scholes option pricing model based on the following assumption:

Fair Value of common stock on measurement date	$14.90 – 4.33
Risk free interest rate	4.10% - 3.30%
Volatility	232.05% - 92.54%
Dividend Yield	0%
Expected Term	6.0-3.0

(1)	The risk-free interest rate was determined by management using the market yield on U.S. Treasury securities with comparable terms as of the measurement date.
(2)	The trading volatility was determined by calculating the volatility of the Company’s peer group.
(3)	The Company does not expect to pay a dividend in the foreseeable future.
(4)	The Company, in accordance with staff accounting bulletin (“SAB”)14-D.2, used the simplified method (plain vanilla) to determine the overall expected term.

Warrants:

In August 2022, the Company initiated a private placement of up to $2 million of units to accredited investors, with each unit consisting of one-fifteenth of a share of common stock and a warrant to purchase one-fifteenth of one share of common stock, at a price of $1.00 per unit (the “Private Placement Warrants”). The warrants have a five-year term (from each closing date that units were sold) and an exercise price of $15.00 per share. In total, we sold an aggregate of 2,000,000 units for $2,000,000 to 23 accredited investors between August 16, 2022 and December 22, 2022. There were Private Placement Warrants to purchase 65,033 and 65,033 shares of common stock outstanding as of December 31, 2024 and December 31, 2023, respectively.

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

On January 22, 2024, pursuant to an Underwriting Agreement, the Company also issued a common stock purchase warrant to the representative of the underwriters for the purchase of 2,800 shares of its common stock at an exercise price of $5.63, subject to adjustments. The warrants are exercisable at any time and from time to time, in whole or in part, until December 14, 2028, and may be exercised on a cashless basis. The warrants also include customary anti-dilution provisions and immediate piggyback registration rights with respect to the registration of the shares underlying the warrants. The warrants and the shares of common stock underlying the warrants were registered as a part of the follow-on registration statement. The fair value of the warrants on the grant date was $12,086.

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

On August 22, 2024, we entered into a Consulting Agreement with Levo Healthcare Consulting, Inc. (“Levo”), to provide marketing services to the Company during the term of the agreement, which is for six months unless otherwise earlier terminated due to breach of the agreement by either party and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company agreed to pay $6,250 in cash and issue Levo 13,000 shares of restricted common stock under the 2022 Plan. The shares were valued at $4.35 per share for a total of $56,160. The Company also agreed to issue warrants to purchase 20,000 shares of common stock of the Company, based on certain milestones being met. The warrants will expire three years from the date of milestone being reached. The agreement contains customary confidentiality and non-solicitation provisions. None of the milestones had been met as of December 31, 2024. In accordance with ASC 718, we have calculated the fair value to be $68,170 on the grant date of August 22, 2024, using the Black-Scholes Valuation Model. As of the date of this Report, no milestones have been met and therefore no warrants have been issued to Levo pursuant to the agreement.

From December 18 - 31, 2024, pursuant to the December 18, 2024 SPA, the Company issued a common stock purchase warrant for the purchase of 528,000 shares of its common stock at a weighted average exercise price of $2.62 per share to the Purchaser. The warrant is exercisable at any time and from time to time, in whole or in part, until December 18 -31, 2029. The fair value of the warrant on the grant date was $1,159,822.

As of December 31, 2024 and December 31, 2023, the fair value of warrants outstanding was $2,895,787 and $852,480, respectively. Because the warrants vested immediately, the fair value was assessed on the grant date.

The following table summarizes common stock warrants activity:

	Warrants	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2022	133,333	$15.00
Granted	24,500	22.14
Exercised	(68,300)	15.00
Expired	-	-
Cancelled	-	-
Outstanding, December 31, 2023	89,533	16.95
Exercisable, December 31, 2023	89,533	16.95

Granted	850,800	5.75
Exercised	-	-
Expired	-	-
Cancelled	-	-
Outstanding, December 31, 2024	940,333	5.08
Exercisable, December 31, 2024	940,333	$5.08

The weighted average exercise prices, remaining lives for warrants granted, and exercisable as of December 31, 2024, were as follows:

	Outstanding and Vested Warrants
Weighted Average Warrant Exercise Price Per Share	Shares	Life (Years)
$5.75	940,333	4.46

As of December 31, 2024, warrants to purchase 940,333 shares of common stock are outstanding and vested, and the vested stock warrants have a weighted average remaining life of 4.46 years.

Fair Value of common stock on measurement date	$3.10 - $10.90
Risk-free interest rate	From 2.95% to 4.38%
Volatility	From 81.92% to 239.06%
Dividend Yield	0%
Expected Term	3 - 5 years

(1)	The risk-free interest rate was determined by management using the market yield on U.S. Treasury securities with comparable terms as of the measurement date.
(2)	The trading volatility was determined by calculating the volatility of the Company’s peer group.
(3)	The Company does not expect to pay a dividend in the foreseeable future.

NOTE 10 – GOING CONCERN

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the next twelve months. As reflected in the accompanying consolidated financials, the Company had a net loss of $8,707,226 for the year ended December 31, 2024 and an accumulated deficit of $20,806,595 as of December 31, 2024. The Company will need to raise additional capital to successfully execute its business plan of which there can be no assurance. The sources of this capital are expected to be the sale of equity and debt, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing shareholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues, our financial position, and liquidity, or force us to abandon our business plan. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Unless management is able to obtain additional financing, it is unlikely that the Company will be able to meet its funding requirements during the 12 months from date of issuance of this filing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company may become a party to lawsuits involving various matters. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.

On October 31, 2024, Eli Lilly and Company (“Eli Lily”) filed a complaint against us in the Northern District of Texas Dallas Division. The complaint alleges causes of action against us for false and misleading advertising and promotion in violation of Section 43(a)(1)(B) of the Lanham Act; and false advertising, in connection with the Company’s TRIM product, and seeks (a) a declaratory judgment, an injunction from falsely stating or suggesting that our oral dissolvable tirzepatide tablets are approved by the FDA, have been the subject of clinical studies, or achieve certain therapeutic outcomes; engaging in any unfair competition with Eli Lilly; and engaging in any deceptive or unfair acts; (b) an order requiring the Company and its officers, agents, servants, employees, and attorneys and all persons acting in concert or participation with any of them, to engage in corrective advertising by informing consumers that: a. our oral dissolvable tirzepatide tablets do not contain the same formulation as MOUNJARO® or ZEPBOUND®; b. our oral dissolvable tirzepatide tablets do not contain the same dosage as MOUNJARO® or ZEPBOUND®; c. our oral dissolvable tirzepatide tablets are not and have never been approved by FDA; d. our oral dissolvable tirzepatide tablets have never been studied in clinical trials; and d. our oral dissolvable tirzepatide tablets have never been demonstrated to be safe or effective; (c) an order directing the Company to file with the court and serve on Eli Lilly’s attorneys, thirty (30) days after the date of entry of any injunction, a report in writing and under oath setting forth in detail the manner and form in which it has complied with the court’s injunction; (e) an order requiring the Company to account for and pay to Eli Lilly any and all profits arising from the foregoing acts of alleged false advertising; (f) an order requiring the Company to pay Eli Lilly compensatory damages in an amount as of yet undetermined caused by the false advertising and trebling such compensatory damages for payment to Lilly in accordance with 15 U.S.C. § 1117 and other applicable laws; (f) an order requiring the Company to pay Eli Lilly all types of monetary remedies available under Texas state law in amounts as of yet undetermined caused by the foregoing acts of unfair competition; (g) pre-judgment and post-judgment interest on all damages; and (h) attorney’s fees.

As discussed above, the initial Complaint asserted two claims: (i) false advertising under the federal Lanham Act; and (ii) common law deceptive advertising. The Company moved to dismiss the second claim, arguing that Texas does not recognize such a claim. Thereafter on January 30, 2025, Eli Lilly responded by filing an amended complaint wherein it removed the 2nd cause of action. On February 24, 2025, the Company filed its response along with its affirmative defenses and concluding with a motion to dismiss.

When the complaint was filed, management responded by making changes to the Company’s website; specifically, removing the allegedly offending references to FDA studies. The product is no longer identified on the MangoRx website, the product cannot be purchased and no sales have been made. The Company, by and through counsel, has been attempting to resolve the matter, but intends to vigorously defend the matter if an early resolution is not reached.

The impact and outcome of litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The above claims and others, even if lacking merit, could result in the expenditure by us of significant financial and managerial resources. We may become involved in additional material legal proceedings in the future.

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

The Company has right-of-use assets of $59,493 and operating lease liabilities of $64,962 as of December 31, 2024. Operating lease expense for the year ended December 31, 2024 was $68,422, The Company has recorded $0 in impairment charges related to right-of-use assets during the year ended December 31, 2024.

Maturity of Lease Liabilities at December 31, 2024	Amount
2025	67,589
Total lease payments	67,589
Less: Imputed interest	(2,627)
Present value of lease liabilities	$64,962

NOTE 12 - INCOME TAXES

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which significantly changed U.S. tax law. The Act lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018, while also imposing a deemed repatriation tax on previously deferred foreign income. The Act also created a new minimum tax on certain future foreign earnings.

We record tax positions as liabilities in accordance with ASC 740 and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the recognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2024, and 2023 we have not recorded any uncertain tax positions in our financial statements.

The effective US Federal Income Corporate Tax Rates for 2024 and 2023 are 21% and 21%, respectively.

The Company has net operating loss carryforwards of approximately $14,650,382 at December 31, 2024 that do not expire. However, utilization of these losses may be limited pursuant to Section 382 of the Internal Revenue Code due to subsequent stock issuances.

The Company has a deferred tax asset as shown in the following:

For the years ended December 31,
	2024	2023
Current	$-	-
Deferred	$-	-
Provision for income taxes	$-	-

	As of December 31,2024	As of December 31,2023
Deferred tax assets:
Net operating loss carryforwards	$3,076,580	$1,748,594
Stock Based Compensation	947,164	452,574
Depreciation	6,692	4,606
Amortization of intangible assets	3,854	-
Total deferred tax assets	4,034,291	2,205,774
Less: valuation allowance	(4,034,291)	(2,205,774)
Deferred tax assets, net	$-	$-

	As of December 31, 2024	As of December 31, 2023
Income tax payable	$-	$-

	For the years ended
	December 31,
	2024	2023
Profit (loss) before income taxes	$(8,707,226)	$(9,212,417)
US Fed Income Tax rate	21.00%	21.00%
Income taxes computed at Fed Income Tax rate	(1,828,517)	(1,934,608)
Reconciling items:
Tax effect of income that is not taxable	—	—
Tax effect of expenses that are not deductible*	—	152,143
Change in valuation allowance	1,828,517	1,782,465

Income tax expense	$—	$—

*	Expenses that are not deductible mainly consist of share issuance-related fees which are non-deductible for income tax purposes.

NOTE 13 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the consolidated balance sheet date but before the consolidated financial statements are issued. Based on the evaluation, the Company identified the following subsequent events:

Series B Preferred Stock Sales

Effective on January 3rd and 6th, 2025, we agreed to definitive terms on Securities Purchase Agreements (the “SPAs”), with certain institutional accredited investors (the “Purchasers”), pursuant to which the Company sold the Purchasers, and the Purchasers purchased from the Company, 300 shares of Series B Preferred Stock for $300,000, and warrants to purchase 396,000 shares of common stock with an exercise price of $2.61 per share; 500 shares of Series B Preferred Stock for $500,000, and warrants to purchase 660,000 shares of common stock with an exercise price of $2.59 per share; and 50 shares of Series B Preferred Stock for $50,000, and warrants to purchase 66,000 shares of common stock with an exercise price of $2.59 per share, respectively. Each of the SPAs closed on the dates they were entered into, and the warrants were granted on the same dates.

On January 15, 2025, the Company sold the Purchaser the final 250 shares of Series B Preferred Stock (the “Final Fourth Closing Shares”) for $250,000 in connection with a partial and final closing of the Fourth Closing.

Mango & Peaches Series A Preferred Stock Designation

On January 9, 2025, Mango & Peaches filed a Certificate of Designations of Mango & Peaches Corp., establishing the designations, preferences, limitations, and relative rights of its Series A Super Majority Voting Preferred Stock (the “Series A Preferred Stock”), with the Secretary of State of Texas, which was filed by the Texas Secretary of State on January 15, 2025, effective January 9, 2025 (the “Series A Designation”). The Series A Designation designated 100 shares of Series A Preferred Stock.

The Series A Designation provides for the Series A Preferred Stock to have the following rights: No dividend, liquidation, redemption or conversion rights; voting rights providing that for so long as any shares of Series A Preferred Stock remain issued and outstanding, the holders thereof, voting separately as a class, have the right to vote on all shareholder matters (including, but not limited to at every meeting of the stockholders of Mango & Peaches and upon any action taken by stockholders of Mango & Peaches with or without a meeting) equal to fifty-one percent (51%) of the total vote (the “Total Series A Vote” and the “Voting Rights”), and that so long as Series A Preferred Stock is outstanding, Mango & Peaches shall not, without the affirmative vote of the holders of at least 66-2/3% of all outstanding shares of Series A Preferred Stock, voting separately as a class (i) amend, alter or repeal any provision of the Certificate of Formation or the Bylaws of Mango & Peaches so as to adversely affect the designations, preferences, limitations and relative rights of the Series A Preferred Stock, (ii) effect any reclassification of the Series A Preferred Stock, (iii) designate any additional series of preferred stock, the designation of which adversely effects the rights, privileges, preferences or limitations of the Series A Preferred Stock; or (iv) amend, alter or repeal any provision of the Series A Designation (except in connection with certain non-material technical amendments). Additionally, subject to the rights of series of preferred stock which may from time to time come into existence, so long as any shares of Series A Preferred Stock are outstanding, Mango & Peaches cannot without first obtaining the approval (by written consent, as provided by law) of the holders of a majority of the then outstanding shares of Series A Preferred Stock, voting together as a class: (a) issue any additional shares of Series A Preferred Stock after the original issuance of shares of Series A Preferred Stock; (b) increase or decrease the total number of authorized or designated shares of Series A Preferred Stock; (c) effect an exchange, reclassification, or cancellation of all or a part of the Series A Preferred Stock; (d) effect an exchange, or create a right of exchange, of all or part of the shares of another class of shares into shares of Series A Preferred Stock; or (e) alter or change the rights, preferences or privileges of the shares of Series A Preferred Stock so as to affect adversely the shares of such series, including the rights set forth in the Series A Designation.

Debt Conversion Agreement

On January 15, 2025, the Company entered into a Debt Conversion Agreement (the “Debt Conversion Agreement”) with Mill End Capital Ltd. (“Mill End”), which entity was owed $150,000 from the Company pursuant to that certain outstanding Promissory Note dated October 18, 2024 (the “Promissory Note”), originally issued to Cohen Enterprises, Inc., which is owned and controlled by Jacob Cohen, our Chief Executive Officer and Chairman, and acquired by Mill End from Cohen Enterprises on December 13, 2024, for $150,000.

Pursuant to the Debt Conversion Agreement, the Company and Mill End agreed to convert the entire $150,000 owed by the Company to Mill End under the Promissory Note, into an aggregate of 100,000 shares of restricted common stock of the Company, based on an agreed conversion price of $1.50 per share.

Pursuant to the Debt Conversion Agreement, which included customary representations and warranties of the parties, Mill End agreed that the shares of common stock issuable in connection therewith were in full and complete satisfaction of amounts owed under the Converted Note.

As a result of the conversion of the Promissory Note, pursuant to the terms of the Debt Conversion Agreement, at a conversion price of $1.50 per share, the exercise price of those certain common stock warrants issued by the Company in connection with its December 2025 Series B Convertible Preferred Stock offering (warrants to purchase up to 1,650,000 shares of common stock with exercise prices from between $2.59 and $2.71 per share); and those certain common stock warrants to purchase 320,000 shares of common stock granted to the Purchaser in connection with the SPA (with an exercise price of $2.53 per share), were automatically re-priced pursuant to the anti-dilutive terms thereof, to have an exercise price equal to the Conversion Price of the Debt Conversion Agreement, $1.50 per share, effective upon the date of the Debt Conversion Agreement.

Additionally, as a result of the conversion of the Promissory Note, pursuant to the terms of the Debt Conversion Agreement, at a conversion price of $1.50 per share, the conversion price of the Company’s Series B Preferred Stock was automatically adjusted, pursuant to the designation of such Series B Preferred Stock, to have a conversion price of $2.25 per share, effective upon the date of the Debt Conversion Agreement.

Antonios Isaac Consulting Agreement

In connection with the appointment of Mr. Antonios Isaac as a member of the Board of Directors of the Company and as President of the Company, the Company entered into a Consulting Agreement with Mr. Isaac on January 15, 2025 (the “Isaac Consulting Agreement”). Pursuant to the Isaac Consulting Agreement, Mr. Isaac agreed to serve as the President of the Company and to provide services to the Company as reasonably requested during the term of the Isaac Consulting Agreement, which is 12 months. As consideration for the services to be provided by Mr. Isaac under the Isaac Consulting Agreement, the Company agreed to pay him $10,000 per month. Pursuant to the Isaac Consulting Agreement, we agreed to reimburse Mr. Isaac’s expenses, subject to pre-approval for any expense greater than $500.

First Amendment to Payment Plan Letter Agreement

On January 27, 2025, the Company entered into a First Amendment to Payment Plan Letter Agreement (the “1st Amendment”) with MAAB Global Ltd. (“MAAB”). MAAB had previously purchased rights to $500,000 owed by the Company to Barstool Sports, Inc. (“Barstool” and the “Debt”) on January 10, 2025, which amount was non-interest bearing, and due pursuant to the terms of a Payment Plan Letter Agreement entered into between Barstool and the Company on August 27, 2024. Pursuant to the 1st Amendment, the Company and MAAB agreed to amend the terms of the Debt to allow MAAB the right, exercisable at any time, to convert the $500,000 of Debt into shares of the Company’s common stock at a conversion price of $1.50 per share.

Assignment of Epiq Script Agreements

On January 30, 2025, the Company, with the approval of the disinterested members of the Board of Directors and the Company’s Audit Committee, made up of independent members of the Board of Directors, entered into two Assignment, Assumption and Novation Agreements (the “Epiq Scripts Assignments”) with Epiq Scripts, LLC, which is 52% owned by Jacob Cohen, the Company’s Chief Executive Officer and Chairman, and the Chief Executive Officer and sole director of Mango & Peaches Corp., the Company’s current wholly-owned subsidiary (“M&P”)(provided that the Company has agreed to issue Mr. Cohen (a) 1,700,000 shares of the common stock of M&P (representing 25.4% of M&P’s outstanding shares of common stock); and (b) 100 shares of Series A Super Majority Voting Preferred Stock of M&P, which will have the right to vote fifty-one percent (51%) of the total vote on all M&P shareholder matters).

Pursuant to the Epiq Scripts Assignments, the Company assigned all of its rights under (1) a September 1, 2022, Master Services Agreement, as amended with Epiq Scripts; and (2) a September 15, 2023, Consulting Agreement with Epiq Scripts, to M&P, M&P agreed to take responsibility for all obligations thereunder, effective as of the assignment date, and Epiq Scripts agreed to novate the responsibility of the Company thereunder, effective as of the assignment date. Additionally, we agreed to indemnify M&P for any liability under such agreements prior to the assignment date and M&P agreed to indemnify us against any liability under such agreements after the assignment date.

LT Global Practice Management Service Agreement

On January 28, 2025, the Company, with the approval of the disinterested members of the Board of Directors and the Company’s Audit Committee, made up of independent members of the Board of Directors, entered into an LT Global Practice Management Service Agreement (the “LT Service Agreement”) with LT Global Practice Management (“LT Global”), which entity is owned by the wife of Mr. Cohen. Pursuant to the agreement, LT Global agreed to provide us virtual professionals at the rate of between $1,800 to $3,500 on a full-time basis per virtual professional. The agreement has a term beginning on January 15, 2025, and continuing until either party provides the other at least 30 days prior written notice. The agreement includes customary confidentiality requirements of the parties, indemnification requirements, and other provisions.

Master Distribution Agreement

On January 30, 2025, the Company entered into a Master Distribution Agreement (the “MDA”), with Propre Energie Inc (“Propre”). Pursuant to the MDA, the Company will license certain intellectual property and patent rights from Propre relating to clinically proven, plant-based formulations targeting hyperpigmentation, dark spots, uneven skin tone, and skin brightening through advanced solutions marketed under the brand Dermytol®.

We agreed pursuant to the MDA to pay Propre 650,000 shares of the Company’s restricted common stock (the “Propre Shares”) and 1% of the gross sales revenue we generate during the term of the MDA. The MDA has a term of three years, renewable thereafter for up to three additional one year terms, provided that neither party provides the other notice of termination at least 90 days prior to the renewal date, provided that Propre has a right of termination in the event we sell substantially all of our assets or a majority interest in the Company during the term and either party may terminate the agreement if the other party breaches the MDA and fails to cure such breach within 90 days or becomes insolvent. The MDA contains customary confidentiality provisions, representations and warranties of the parties, indemnification obligations, disclaimers and covenants, for an agreement of type and size of the MDA.

Private Placement of Common Stock

On February 3, 2025, the Company entered into a Subscription Agreement pursuant to which the purchaser agreed to purchase 70,000 shares of common stock of the Company’s restricted common stock from the Company for a total of $105,000, $1.50 per share. The Subscription Agreement included customary representations and warranties of the Purchaser and the Company.

On February 7, 2025, the Company entered into a Subscription Agreement pursuant to which the purchaser agreed to purchase 155,555 shares of common stock of the Company’s restricted common stock from the Company for a total of $350,000 (or $2.25 per share). The Subscription Agreement included customary representations and warranties of the Purchaser and the Company.

Hammer Amendment Agreement

On, and effective on February 6, 2025, the Company, with the approval of the Board of Directors of the Company, with the recommendation of the Compensation Committee of the Board of Directors, entered into a First Amendment to Employment Agreement with Amanda Hammer, the Company’s Chief Operating Officer (the “Hammer Amendment”).

Pursuant to the Hammer Amendment, Ms. Hammer’s role with the Company was expanded to include serving as Chief Operating Officer of Mango & Peaches Corp.; certain provisions of the employment agreement relating to the Company were amended to include both the Company and M&P; Ms. Hammer’s compensation was increased to $180,000 per year, effective February 1, 2025; and the Company agreed to pay Ms. Hammer a cash bonus of $15,000 within 30 days of the effective date of the Hammer Amendment.

IP Purchase Agreement Modification

On February 11, 2025, and effective on December 31, 2024, we and Intramont entered into a letter agreement, amending the IP Purchase Agreement (the “Amendment Letter”), pursuant to which Intramont has agreed that all funds paid by the Company towards the furtherance and development of the Patents would be credited against the Cash Payments owed to Intramont and we agreed to work in good faith with Intramont on financing, developing and commercializing the Patents.

As a result of the Amendment Letter, a total of $306,118 remains due to Intramont in connection with the Cash Payments as of the date of this Report, which the Company expects to pay over time, by way of expenses associated with the development of the Patents.

Warrant Exercises

On February 10, 2025, the Company received a Notice of Exercise from a holder of warrants to purchase shares of common stock relating to the exercise of warrants to purchase 140,000 shares of common stock with an exercise price of $1.50 per share. The Company received the $210,000 aggregate exercise price and issued 140,000 shares of common stock to the prior holder on February 11, 2025.

On February 11, 2025, the Company received a Notice of Exercise from a holder of warrants to purchase shares of common stock relating to the exercise of warrants to purchase 100,000 shares of common stock with an exercise price of $1.50 per share. The Company received the $150,000 aggregate exercise price and issued 100,000 shares of common stock to the prior holder on February 12, 2025.

On February 14, 2025, the Company received a Notice of Exercise from a holder of warrants to purchase shares of common stock relating to the exercise of warrants to purchase 800,000 shares of common stock with an exercise price of $1.50 per share. The Company received the $120,000 aggregate exercise price and issued 80,000 shares of common stock to the prior holder on February 14, 2025.

Series B Preferred Stock Conversions

On February 12, 2025, a holder of the Company’s Series B Convertible Preferred Stock converted 216 shares of Series B Convertible Preferred Stock (with an aggregate stated value of $237,600) into 105,600 shares of common stock of the Company pursuant to the terms of such Series B Convertible Preferred Stock, including the current conversion price of $2.25 per share.

Various Consulting Agreements

On January 15, 2025, we entered into a Consulting Agreement with 2 B MD (“2 B MD”), whereby 2 B MD agreed to provide general marketing and design related services as reasonably requested by the Company during the term of the agreement, which was for 12 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued 2 B MD 15,000 shares of common stock under the Company’s 2022 Equity Incentive Plan. The shares were valued at $2.55 per share for a total of $38,250.

On January 15, 2025, we entered into a Consulting Agreement with Alicia Stathopoulos (“Alicia”), whereby Alicia agreed to provide general marketing and design related services as reasonably requested by the Company during the term of the agreement, which was for 12 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued Alicia 15,000 shares of common stock under the Company’s 2022 Equity Incentive Plan. The shares were valued at $2.55 per share for a total of $38,250.

On January 15, 2025, we entered into a Consulting Agreement with Victoria Valentine (“Victoria”), whereby Victoria agreed to provide general marketing and design related services as reasonably requested by the Company during the term of the agreement, which was for 12 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued Victoria 15,000 shares common stock under the Company’s 2022 Equity Incentive Plan. The shares were valued at $2.55 per share for a total of $38,250.

On January 15, 2025, we entered into a Consulting Agreement with Safaya Investment In Commercial Enterprises & Management Co. L.L.C (“Safaya”), whereby Safaya agreed to provide general consulting services as reasonably requested by the Company during the term of the agreement, which was for 12 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued Safaya 50,000 shares of common stock under the Company’s 2022 Equity Incentive Plan. The shares were valued at $2.55 per share for a total of $127,500.

On January 15, 2025, we amended our Consulting Agreement with North York, Ltd. (“North”), to include additional services related to identifying various business opportunities and strategic partnerships as reasonably requested by the Company during the term of the agreement. In consideration for agreeing to provide the additional services, the Company agreed to issue North an additional 125,000 shares of common stock (for a total of 225,000 shares of common stock) under the 2022 Plan. The additional shares were valued at $2.55 per share for a total of $318,750.

On February 7, 2025, we entered into a Consulting Agreement with Spartan Crest Capital Corp. (“Spartan”), whereby Spartan agreed to provide general marketing and consulting services as reasonably requested by the Company during the term of the agreement, which was for 6 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued Spartan 20,000 shares of common stock under the Company’s 2022 Equity Incentive Plan. The shares were valued at $4.25 per share for a total of $85,000.

On February 7, 2025, we entered into a Consulting Agreement with Sendero Holdings, Ltd. (“Sendero”), whereby Sendero agreed to provide general marketing and consulting services as reasonably requested by the Company during the term of the agreement, which was for 6 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued Spartan 72,000 shares of common stock under the Company’s 2022 Equity Incentive Plan. The shares were valued at $4.25 per share for a total of $306,000.

On February 7, 2025, we entered into a Consulting Agreement with Pat Ceci (“Ceci”), whereby Ceci agreed to provide general marketing and consulting services as reasonably requested by the Company during the term of the agreement, which was for 6 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued Ceci 10,000 shares of common stock under the Company’s 2022 Equity Incentive Plan. The shares were valued at $4.25 per share for a total of $42,500.

On February 19, 2025, the Company entered into a Consulting Agreement with 6330 Investment & Consulting Gmbh (“6330 Consulting”), to provide certain strategic business advisory services related to making certain introductions of strategic partners and potential acquisition opportunities to the Company, and as reasonably requested by the Company during the term of the Agreement, which is for 12 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company agreed to issue 6330 Consulting 200,000 shares of common stock of the Company’s restricted common stock upon the parties’ entry into the agreement. The agreement contains customary confidentiality and non-solicitation provisions. The shares were exempt from registration pursuant to Section 4(a)(2) and/or Rule 506 of the Securities Act.

Second Amendment to 2022 Equity Incentive Plan

On March 17, 2025, at a Special Meeting of the stockholders of the Company, the stockholders of the Company approved a Second Amendment to the Mangoceuticals, Inc. 2022 Equity Incentive Plan (“Second Amendment” and the Amended and Restated Mangoceuticals, Inc. 2022 Equity Incentive Plan, as amended by the Second Amendment, the “2022 Plan”). The Second Amendment was originally approved by the Board of Directors of the Company on February 15, 2025, subject to stockholder approval and the Second Amendment became effective at the time of stockholder approval.

The 2022 Plan provides an opportunity for any employee, officer, director or consultant of the Company, subject to limitations provided by federal or state securities laws, to receive (i) incentive stock options (to eligible employees only); (ii) nonqualified stock options; (iii) stock appreciation rights; (iv) restricted stock awards; (v) restricted stock units; (vi) shares in performance of services; (vii) other awards of equity or equity based compensation; or (viii) any combination of the foregoing. In making such determinations, the Board or Compensation Committee may take into account the nature of the services rendered by such person, his or her present and potential contribution to the Company’s success, and such other factors as the Board or Compensation Committee, in its discretion shall deem relevant.

Subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of common stock, or a reorganization or reclassification of the Company’s common stock, the aggregate number of shares of common stock which may be issued pursuant to awards under the 2022 Plan is currently the sum of (i) 10,000,000, and (ii) an automatic increase on April 1st of each year for a period of six years commencing on April 1, 2026 and ending on (and including) April 1, 2032, in an amount equal to the lesser of (x) ten percent (10%) of the total shares of common stock of the Company outstanding on the last day of the immediately preceding fiscal year; and (y) 2,000,000 shares of common stock; provided, however, that the Board may act prior to April 1st of a given year to provide that the increase for such year will be a lesser number of shares of common stock. This is also known as an “evergreen” provision. Notwithstanding the foregoing, no more than a total of 26,000,000 shares of common stock (or awards) may be issued or granted under the 2022 Plan in aggregate, and no more than 26,000,000 shares of common stock may be issued pursuant to the exercise of Incentive Stock Options.

Amendment to Series B Convertible Preferred Stock Designation

On March 17, 2025, with the approval of the shareholders of the Company at the special meeting of shareholders held on the same date, the Company submitted to the Secretary of the State of Texas, an amendment to the Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Mangoceuticals, Inc. (the “Series B Designation”), to: (a) reduce the conversion price set forth therein to a fixed price of $1.50 per share (subject to customary adjustments for stock splits) (compared to having a fixed conversion price of $2.25 prior to the amendment)(the “Conversion Price”); (b) reduce the floor price set forth therein from $2.25 to $1.50 per share (subject to customary adjustments for stock splits)(the “Floor Price”); (c) remove the dividend rights set forth therein (except for standard participatory rights for dividends declared on the Company’s common stock); and exclude the Company’s current wholly-owned subsidiary, Mango & Peaches Corp. (“Mango & Peaches”), from the definition of Change of Control Transaction thereunder (as a result, the issuance of securities of Mango & Peaches to Mr. Jacob Cohen, the Company’s Chief Executive Officer and Chairman, will not be a Change of Control Transaction, trigger an event of default under the Series B Preferred Stock or be deemed an Equity Condition (as defined in the designation of the Series B Preferred Stock)(the “Designation Amendment”).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure controls and procedures

The Company’s Chief Executive Officer (the principal executive officer) and Chief Financial Officer (principal financial/accounting officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based upon such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2024, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for the preparation of the consolidated financial statements and related financial information appearing in this Annual Report on Form 10-K. The consolidated financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company’s internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

With the participation of the Chief Executive Officer (the principal executive officer) and the Company’s Chief Financial Officer (the principal financial/accounting officer), our management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, the end of the period covered by this Report, based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024, with exceptions for segregation of duties over journal entries and our lack of appropriate pre and post migration set-up/assessment. As of the three months ending March 31, 2025, we have added procedures to review journal entries prior to posting to the general ledger. Additionally, we are implementing procedures to address our future potential migration to new systems, by documenting order details and status that will be maintained internally and reviewed regularly by staff to ensure data is secured and available.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

(b) Rule 10b5-1 Trading Plans. Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth information with respect to persons who are serving as directors and executive officers of the Company as of February 28, 2025.

Name	Position	Age	Director Since
Jacob D. Cohen	Chairman and Chief Executive Officer	45	October 2021
Antonios “Tony” Isaac	President and Director	70	January 2025
Eugene M. Johnston	Chief Financial Officer	61	—
Amanda Hammer	Chief Operating Officer	39	—
Lorraine D’Alessio	Director	45	October 2022
Alex P. Hamilton	Director	52	October 2022
Dr. Kenny Myers	Director	58	October 2022

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

Antonios (Tony) Isaac – President and Director

Antonios (Tony) Isaac was elected as a director of the Company effective January 15, 2025. Mr. Isaac has been a director of Alt5 Sigma (Nasdaq: ALTS), which operates a next generation blockchain platform, since May 2015, Chief Executive Officer of Alt5 Sigma since May 2016, and President of Alt5 Sigma since August 2024. Mr. Isaac served as Financial Planning and Strategist/Economist of Live Ventures Incorporated (Nasdaq: LIVE), a holding company for diversified businesses, from March 2012 to May 2015. He is the Chairman and Co-Founder of the Isaac Organization, a privately held investment company.

Mr. Isaac has invested in various companies, both private and public, from 1981 to the present. His specialty is negotiation and problem-solving in complex real estate and business transactions. Mr. Isaac has served as a director of Live Ventures Incorporated since December 2011. He graduated from Ottawa University in 1981, where he majored in Commerce, Business Administration, and Economics.

We have concluded that Mr. Isaac is well qualified to serve on our Board of Directors based upon his significant business experience and public company background and knowledge.

Eugene M. Johnston – Chief Financial Officer

Mr. Johnston has served as Chief Financial Officer of the Company since October 2022. Since February 2015, Mr. Johnston has served as Audit Manager for Greentree Financial Group, Inc., an accounting and auditing firm. From August 1999 to September 2014, Mr. Johnston served as Chief Executive Officer of Peoplesway.com, Inc., a skincare and nutritional products company, and from August 1999 to September 2014, Mr. Johnston served as a member of the Board of Directors of Peoplesway.com, Inc. From January 1989 to July 1999, Mr. Johnston served as Chief Executive Officer of RMC Group, Inc., a skincare and nutritional products company. Prior to that, from April 1987 to January 1989, Mr. Johnston served as Vice President of Sales Administration at WeCare Distributors, Inc., a skincare and nutritional products company. Mr. Johnston received a Bachelor’s in Science in Business Administration from the University of North Carolina Charlotte.

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

Terms of Office of Officers and Directors

The term of office of our directors will expire at our next annual meeting of shareholders, subject to re-nomination and reappointment to the board by our shareholders.

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

Other Directorships

No director of the Company is also a director of an issuer with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act), except for Mr. Alex Hamilton who serves as a member of the Board of Directors, the Chairman of the Audit Committee and member of the Corporate Governance and Nominating Committee, of Addentax Group Corp. (NASDAQ:ATXG) and Mr. Isaac who serves as the CEO and Director of Alt5 Sigma (Nasdaq: ALTS).

Insider Trading Policy

The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.

Policy on Timing of Equity Award Grants

The Compensation Committee and the Board have not established policies and practices (whether written or otherwise) regarding the timing of option grants or other awards in relation to the release of material nonpublic information (“MNPI”) and do not take MNPI into account when determining the timing and terms of stock option or other equity awards to executive officers. The Company does not time the disclosure of MNPI, whether positive or negative, for the purpose of affecting the value of executive compensation.

Committees of the Board

Our Board of Directors has three standing committees: an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee.

Board Committee Membership

Committee membership of the Board of Directors is as follows:

	Independent	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Jacob D. Cohen(1)
Antonios “Tony” Isaac
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

Director Independence

Nasdaq listing standards require that a majority of our Board of Directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s Board of Directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has determined that all of our directors, other than Mr. Cohen and Mr. Isaac, are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

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

Policy against Hedging

The Company recognizes that hedging against losses in Company shares may disturb the alignment between shareholders and executives that equity awards are intended to build and as such, the Company’s insider trading policy prohibits trading in options of the Company, such as put and call options, and selling stock “short”.

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

Based solely on our review of copies of Section 16(a) of the Exchange Act reports filed by such persons, we believe that all filings required to be made under Section 16(a) during the twelve months ending December 31, 2024 were timely made.

Item 11. Executive Compensation.

Summary Executive Compensation Table

The following table sets forth information concerning the compensation of (i) all individuals serving as our principal executive officer or acting in a similar capacity for the years ended December 31, 2024 and 2023 (“PEO”), regardless of compensation level; (ii) our two most highly compensated executive officers other than the PEO who were serving as executive officers for the years ended December 31, 2024 and 2023, if any (subject to the limitations below); and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to (ii) but for the fact that the individual was not serving as an executive officer at December 31, 2024 or 2023 (collectively, the “Named Executive Officers”).

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)		Option Awards ($)(1)		All Other Compensation ($)(2)		Total ($)
Jacob D. Cohen	2024	320,000	-	280,000(3)-		-		30,000	(10)	630,000
CEO and Chairman	2023	260,000	-	-		362,238	(9)	18,000	(10)	598,256

Jonathan Arango	2024	41,000	-	-		-		-		41,000
Former President, Secretary and Director(11)	2023	120,000	5,000	-		-		-		125,000

Eugene M. Johnston	2024	46,000	10,000	61,750	(5)	-		-		117,750
CFO	2023	14,000	-	42,500	(6)	-		-		56,500

Amanda Hammer	2024	150,000	-	35,000	(7)			-		185,000
COO	2023	105,417	-	75,000	(8)	149,014	(8)	-		329,431

(1)	In accordance with SEC rules, the amounts included in this column are the grant date fair value for awards granted in the fiscal years shown, computed in accordance with the stock-based compensation accounting rules that are a part of generally accepted accounting principles in effect in the United States (as set forth in Financial Accounting Standards Board’s Accounting Standards Codification Topic 718), but excluding the effect of any estimated forfeitures of such awards. The values in this column reflect the full grant date fair value of all equity awards granted during the year, although the awards are subject to vesting periods based on continued employment.

(2)	Does not include perquisites and other personal benefits or property, unless the aggregate amount of such compensation is more than $10,000. No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above. No executive officer serving as a director received any compensation for services on the Board of Directors separate from the compensation paid as an executive for the periods above.

(3)	On June 4, 2024, Mr. Cohen was issued 53,333 shares of common stock as one time stock grant at a price of $5.25 per share.

(4)	On August 31, 2022, in consideration for agreeing to an employment agreement with the Company, Mr. Cohen received a sign-on bonus of options to purchase 50,000 shares of common stock of the Company, with an exercise price of $16.50 per share, with options to purchase 50,000 shares vesting every 12 months that the agreement is in effect, beginning September 1, 2023. The options have a term of five years.

(5)	On November 12, 2024, Mr. Johnston was issued 25,000 shares of common stock as one time stock grant at a price of $2.47 per share.

(6)	On October 3, 2023, in consideration for agreeing to a consulting agreement with the Company, Mr. Johnston received 3,333 shares of common stock of the Company. The shares were valued at $12.75 per share for a total of $42,500.

(7)	On June 4, 2024, Ms. Hammer was issued 6,667 shares of common stock as one time stock grant at a price of $5.25 per share.

(8)	On May 1, 2023, in consideration for agreeing to an employment agreement with the Company, Ms. Hammer received a sign-on bonus of 5,000 shares of common stock of the Company. The shares were valued at $15.00 per share for a total of $75,000. Additionally, Ms. Hammer received options to purchase 10,000 shares of common stock of the Company, with an exercise price of $16.50 per share, with options to purchase 3,333 shares vesting every 12 months that the agreement is in effect, beginning May 1, 2024. The options have a term of five years.

(9)	On December 28, 2023, in consideration for services rendered for the Company, Mr. Cohen received options to purchase 83,334 shares of common stock of the Company, with an exercise price of $4.80 per share with all options being deemed vested as of the date of grant. The options have a term of five years.

(10)	Pursuant to Mr. Cohen’s employment agreement, Mr. Cohen is provided a car allowance of $2,500 per month for a total of $30,000.

(11)	Resigned as an officer and director of the Company on March 28, 2024.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information as of December 31, 2024 concerning outstanding equity awards for the executive officers named in the Summary Compensation Table.

	Option Awards					Stock Awards(3)
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option Exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(4)
Jacob D. Cohen	33,333	16,667	(1)	$16.50	9/1/2027	—	$—
	83,333	—		4.80	12/28/2028	—	$—

Eugene M. Johnston	—	—		$—	—	—	$—

Amanda Hammer	3,333	6,667	(2)	$16.50	5/1/2033	—	$—

(1)	On August 31, 2022, in consideration for agreeing to an employment agreement with the Company, Mr. Cohen received a sign-on bonus of options to purchase 50,000 shares of common stock of the Company, with an exercise price of $16.50 per share, with options to purchase 16,667 shares vesting every 12 months that the agreement is in effect, beginning September 1, 2023. The options have a term of five years.

(2)	Ms. Hammer was granted options to purchase 10,000 shares of common stock of the Company in May 2023, with an exercise price of $16.50 per share, with options to purchase 3,333 shares vesting every 12 months, subject to her continued employment.

Employment and Consulting Agreements

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

Effective May 1, 2023, the Board of Directors of the Company, with Mr. Jacob Cohen, the Company’s Chief Executive Officer and Chairman, abstaining, with the recommendation of the Compensation Committee of the Board of Directors of the Company, approved an increase in the annual salary of Mr. Cohen, from $180,000 to $300,000 per year.

On August 22, 2024, the Board of Directors of the Company, with the recommendation of the Compensation Committee of the Board of Directors of the Company, approved an increase in the monthly car allowance payable to Mr. Jacob Cohen, the Chief Executive Officer, pursuant to the terms of that certain Executive Employment Agreement entered into between the Company and Mr. Cohen on August 31, 2022, from $1,500 to $2,500 per month.

On December 13, 2024, we entered into an Amended and Restated Executive Employment Agreement with Jacob D. Cohen, our Chief Executive Officer (the “A&R Agreement”).

The A&R Agreement, which has an effective date of December 15, 2024, amended that prior Executive Employment Agreement dated September 1, 2022, by and between the Company and Mr. Cohen, as amended to date (the “Prior Agreement”) to among other things i) expand Mr. Cohen’s duties and obligations to include serving not only as the Chief Executive Officer of the Company, but also as the Chief Executive Officer of Mango & Peaches; ii) extend the term of Mr. Cohen’s engagement to be for a term of three years through December 1, 2027; iii) amended certain provisions of the Prior Agreement relating to the definition of “cause” for termination by the Company and the definition of change of control, to apply in the event that a majority of the members of the Board of Directors change after December 15, 2024, whether or not the directors are nominated by any committee of the Board of Directors; iv) increase Mr. Cohen’s base salary to $360,000 per year and provide that any cash bonus or equity bonus earned by Mr. Cohen will be paid after the end of the fiscal year to which it relates, at the same time and under the same terms and conditions as other executives of the Company; provided that in no event shall the cash bonus or equity bonus be paid later than March 15th of the fiscal year following the fiscal year for which it was earned; v) provide for Mr. Cohen to be paid a flat fee allowance of $7,500 per month which is intended to cover the cost of office space used by Mr. Cohen and all overhead costs associated therewith; vi) provide Mr. Cohen the right to earn a cash bonus of up to $10,000,000, during the term of the A&R Agreement, based on Mango & Peaches meeting certain milestones and achievements (the “Mango & Peaches Bonus”) as set forth in greater detail in Exhibit B to the A&R Agreement, which at the option of Mr. Cohen can be converted into shares of common stock of Mango & Peaches at a conversion rate of $0.50 per share, as equitably adjusted for stock splits, dividends and recapitalizations of Mango & Peaches. The right to earn any unvested Mango & Peaches Bonus terminates upon the termination of the A&R Agreement, except (1) if a change of control (as defined in the A&R Agreement) occurs; (2) if the A&R Agreement is terminated by Mr. Cohen for good reason (as defined in the A&R Agreement); or (3) if the A&R Agreement is terminated by the Company for a reason other than “cause” (as defined in the A&R Agreement), in which case the unvested portion of the Mango & Peaches Bonus shall vest in full to Mr. Cohen upon the occurrence of such change of control or termination, as applicable; vii) increase the severance payable to Mr. Cohen upon a termination of the A&R Agreement by Mr. Cohen for good reason or without “cause” by the Company, each as described in greater detail in the A&R Agreement, the sum of (i) an amount equal to three (3) times his then current annual base salary (up from one (1) times previously), plus (ii) an amount equal to Mr. Cohen’s targeted bonus for the year containing the termination date; and (b) provided Mr. Cohen elects to receive continued health insurance coverage through COBRA, the Company will pay Mr. Cohen’s monthly COBRA contributions for health insurance coverage, as may be amended from time to time (less an amount equal to the premium contribution paid by active Company employees, if any) for twelve (12) months following the termination date; and viii) provide for the compensation payable under the A&R Agreement to be subject to the Company’s clawback policy, to the extent applicable.

The A&R Agreement also provided for Mr. Cohen to be issued (a) 1,700,000 shares of the common stock of Mango & Peaches (representing 25.4% of Mango and Peaches’ outstanding shares of common stock); and (b) 100 shares of a to be designated series of Series A Preferred Stock of Mango & Peaches. The Series A Preferred Stock shares of Mango & Peaches.

The Company plans to seek ratification of the terms of the A&R Agreement as it relates to the Mango & Peaches shares issuable to Mr. Cohen at the next meeting of shareholders of the Company.

Antonios (Tony) Isaac – President

The Company entered into a Consulting Agreement with Mr. Antonios “Tony” Isaac on January 15, 2025 (the “Isaac Consulting Agreement”).

Pursuant to the Isaac Consulting Agreement, Mr. Isaac agreed to serve as the President of the Company and to provide services to the Company as reasonably requested during the term of the Isaac Consulting Agreement, which is 12 months. As consideration for the services to be provided by Mr. Isaac under the Isaac Consulting Agreement, the Company agreed to pay him $10,000 per month.

Pursuant to the Isaac Consulting Agreement, we agreed to reimburse Mr. Isaac’s expenses, subject to pre-approval for any expense greater than $500.

The Isaac Consulting Agreement may be terminated prior to the end of the term (i) with the mutual approval of the parties; (ii) with written notice by the non-breaching party, upon the breach of the agreement by the other party, and the failure to cure such breach within 30 days; or (iii) by Mr. Isaac, at any time, for any reason. The Company may also terminate Mr. Isaac’s position as President of the Company at any time, for any reason, which shall not operate as a termination of the Isaac Consulting Agreement, but shall only result in a termination of Mr. Isaac’s role as President of the Company. The Company may also immediately terminate the Isaac Consulting Agreement for Cause upon written notice of termination to Mr. Isaac, with the particular Cause being specified in such notice. With respect to a termination by the Company, “Cause” means any of the following in the Company’s reasonable judgment: (i) Mr. Isaac’s act or acts amounting to gross negligence or willful misconduct to the detriment of the Company; (ii) Mr. Isaac’s fraud or embezzlement of funds or property, or misappropriation involving the Company’s assets, business, customers, suppliers, or employees; (iii) Mr. Isaac’s failure to observe or perform any covenant, condition or provision of this Agreement; (iv) Mr. Isaac’s willful failure to comply with a lawful directive of the Company’s Board of Directors; (v) Mr. Isaac’s failure to comply with any of the Company’s written policies and procedures; or (vi) Mr. Isaac’s conviction of, or plea of guilty or nolo contendere to a felony.

The Isaac Consulting Agreement also contains standard assignment of inventions, indemnification and confidentiality provisions, subject to customary exceptions. Further, Mr. Isaac is subject to certain non-solicitation covenants during the term of the agreement and for 12 months thereafter.

Mr. Isaac is also eligible for discretionary equity bonuses and/or cash awards, from time to time in the discretion of the Compensation Committee and/or Board of Directors.

Mr. Isaac’s compensation under the Isaac Consulting Agreement may be increased from time to time, by the Compensation Committee, or the Board of Directors (with the recommendation of the Compensation Committee), which increases do not require the entry into an amended Isaac Consulting Agreement.

Eugene M. Johnston, Chief Financial Officer

On October 1, 2022, the Company entered into an offer letter with Eugene M. Johnston (the “Offer Letter”). The Offer Letter provided for Mr. Johnston to serve as the full-time Chief Financial Officer of the Company, reporting to the Company’s Board of Directors and Chief Executive Officer, for a term of 12 months from October 1, 2022 to September 30, 2023. Pursuant to the Offer Letter, the Company agreed to grant Mr. Johnston 10,000 shares of the Company’s restricted stock which vested over a 6-month period at the rate of 1,667 shares per month with the first 1,667 shares vesting on November 1, 2022. Pursuant to the Offer Letter, Mr. Johnston is eligible to participate in any of the Company’s future sponsored benefit plans, including but not limited to, health insurance benefits, 401k, stock option or restricted stock grants, and other fringe benefits, once established, and no earlier than the first of the month following 105 days of Johnston’s start date. Mr. Johnston is also eligible to receive equity incentive grants or cash bonus awards as determined by the Company’s Board (or a committee of the Board) in their sole discretion from time to time. The shares were valued at $4.20 per share for a total of $41,763.

On October 1, 2023, the Company executed a Summary of Terms and Conditions with Mr. Johnston continuing his appointment as the Company’s Chief Financial Officer on a full-time basis for a term of 12 months, through October 1, 2024. Pursuant to the agreement, the Company issued Mr. Johnston 3,333 shares of the Company’s common stock and agreed to pay him $2,000 per month. The shares were issued under, and subject to the terms of, the Company’s 2022 Equity Incentive Plan.

On November 11, 2024 and effective on October 1, 2024, the Company entered into a Consulting agreement with Mr. Johnston, the Company’s Chief Financial Officer pursuant to which Mr. Johnston agreed to serve as the Chief Financial Officer of the Company and to provide services to the Company as reasonably requested during the term of the Consulting Agreement, which is 12 months. As consideration for the services to be provided by Mr. Johnston under the Consulting Agreement, the Company agreed to pay him (a) $4,000 per month; and (b) to issue him 25,000 shares of Company common stock under the Company’s 2022 Equity Incentive Plan, as amended, which shares vested upon execution of the Consulting Agreement. Pursuant to the Consulting Agreement, we agreed to reimburse Mr. Johnston’s expenses, subject to pre-approval for any expense greater than $500. The Consulting Agreement may be terminated prior to the end of the term (i) with the mutual approval of the parties; (ii) with written notice by the non-breaching party, upon the breach of the agreement by the other party, and the failure to cure such breach within 30 days; or (iii) by Mr. Johnston, at any time, for any reason.

The Consulting Agreement also contains standard assignment of inventions, indemnification and confidentiality provisions, subject to customary exceptions. Further, Mr. Johnston is subject to certain non-solicitation covenants during the term of the agreement and for 12 months thereafter.

Mr. Johnston is also eligible for discretionary equity bonuses and/or cash awards, from time to time in the discretion of the Compensation Committee and/or Board of Directors. Mr. Johnston’s compensation under the Consulting Agreement may be increased from time to time, by the Compensation Committee, or the Board of Directors (with the recommendation of the Compensation Committee), which increases do not require the entry into an amended Consulting Agreement.

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

The agreement provides for Mrs. Hammer to receive an annual salary of $150,000 per year (the “Base Salary”). The Employment Agreement also required the Company to grant Mrs. Hammer a sign-on bonus of (a) 5,000 shares of common stock of the Company, vested in full upon issuance, and (b) options to purchase an additional 10,000 shares of common stock of the Company, with an exercise price of the greater of (i) $16.50 per share; and (ii) the closing sales price of the Company’s common stock on the Nasdaq Capital Market on the date the Employment Agreement and the grant is approved by the Board (which date was May 1, 2023), and which exercise price was $16.50 per share, with options to purchase 3,333 shares vesting every 12 months that the Employment Agreement is in effect, subject to the terms of the Company’s 2022 Equity Incentive Plan. The options are exercisable for a period of ten years and are documented by a separate option agreement entered into by the Company and Mrs. Hammer (the “Option Agreement”).

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

On, and effective on February 6, 2025, the Company, with the approval of the Board of Directors of the Company, with the recommendation of the Compensation Committee of the Board of Directors, entered into a First Amendment to Employment Agreement with Amanda Hammer, the Company’s Chief Operating Officer (the “Hammer Amendment”).

Pursuant to the Hammer Amendment, Ms. Hammer’s role with the Company was expanded to include serving as Chief Operating Officer of Mango & Peaches; certain provisions of the employment agreement relating to the Company were amended to include both the Company and Mango & Peaches; Ms. Hammer’s compensation was increased to $180,000 per year, effective February 1, 2025; and the Company agreed to pay Ms. Hammer a cash bonus of $15,000 within 30 days of the effective date of the Hammer Amendment.

Jonathan Arango, Former President and Secretary

On August 31, 2022, we entered into an Executive Employment Agreement with Jonathan Arango. The agreement, which provides for Mr. Arango to serve as our President, Chief Operating Officer (which role he ceased serving as in May 2023) and Secretary, was effective September 1, 2022, and has a term extending through September 1, 2025, provided that the agreement automatically extended for additional one-year terms thereafter in the event neither party provides the other at least 60 days prior notice of their intention not to renew the terms of the agreement.

Pursuant to the terms of the agreement, Mr. Arango’s annual compensation package included (1) a base salary of $120,000 per year, subject to annual increases of $30,000, each year the agreement is in place, and subject to further increases as determined in the sole discretion of the Compensation Committee or the Board of Directors, and (2) a bonus payment to be determined in the sole discretion of the Compensation Committee or the Board of Directors in an annual targeted amount of 200% of his base salary, subject to the compliance by Mr. Arango with performance goals that may be established by the Compensation Committee or the Board of Directors from time to time, provided no goals have been established to date, and that in the absence of performance goals, the amount of such bonus would be wholly determined in the discretion of the Compensation Committee or the Board of Directors. Mr. Arango was also paid an automobile allowance of $1,000 per month during the term of the agreement and is eligible to participate in our stock option plan and other benefit plans.

Other than as discussed above, Mr. Arango’s employment, including, but not limited to required severance and change of control payments, was identical terms as Mr. Cohen’s agreement discussed above.

Mr. Arango’s employment agreement terminated automatically upon his resignation from the Company on March 28, 2024.

Although Mr. Arango was be prohibited from competing with us while he is employed with us, he will only be prohibited from competing for 12 months after his employment with us ends pursuant to the agreement. Accordingly, Mr. Arango could be in a position to use industry experience gained while working with us to compete with us.

Compensation of Directors

The following table sets forth compensation information with respect to our non-executive directors during our fiscal year ended December 31, 2024. The compensation of our executive directors is included above under “Executive Compensation Table.”

Name	Fees Earned or Paid in Cash ($)*	Stock Awards ($) (1) (2)(3)	All Other Compensation ($)	Total ($)
Lorraine D’Alessio	$—	$35,000	$—	$35,000
Alex P. Hamilton	$—	$35,000	$—	$35,000
Dr. Kenny Myers	$—	$35,000	$—	$35,000

* The table above does not include the amount of any expense reimbursements paid to the above directors. No directors received any Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation. Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

(1)	In accordance with SEC rules, the amounts included in this column are the grant date fair value for awards granted in the fiscal years shown, computed in accordance with the stock-based compensation accounting rules that are a part of generally accepted accounting principles in effect in the United States (as set forth in Financial Accounting Standards Board’s Accounting Standards Codification Topic 718), but excluding the effect of any estimated forfeitures of such awards. The values in this column reflect the full grant date fair value of all equity awards granted during the year, although the awards are subject to vesting periods based on continued employment.

(2)	No specific board compensation policy has been adopted to date; however, on October 14, 2022, we entered into offer letters with each of our three independent non-executive directors, Ms. D’Alessio, Mr. Hamilton and Dr. Meyers. Pursuant to the Offer Letters, each non-executive director agreed to serve as a member of our Board of Directors, and we agreed to grant each non-executive director 5,000 shares of restricted common stock (the “Director Shares”). The Director Shares were issued under the Company’s 2022 Equity Incentive Plan (the “2022 Plan”), with the following vesting schedule: 1/3 of the Director Shares vested on October 14, 2022, and the remaining Director Shares vest annually in two increments on each of October 14, 2023 (vested) and 2024, subject to such directors continuing to provide services to the Company on such dates, and subject to the Restricted Stock Award agreements entered into in order to evidence such grants. The shares were valued at $15.00 per share for a total of $75,000 per director, or $225,000 in aggregate.

(3)	On June 3, 2024, the Company issued, after recommendation by the Compensation Committee of the Company’s Board of Directors and approval by the Board of Directors, an aggregate of 20,000 fully vested and earned shares of Company common stock under the Company’s Amended and Restated Mangoceuticals, Inc. 2022 Equity Plan, in consideration as a bonus to the Company’s independent directors. The Plan has been registered on Form S-8 Registration Statements previously filed by the Company. Specifically, each of Ms. D’Alessio, Dr. Myers and Mr. Hamilton received 6,667 shares of the Company’s common stock valued at $5.25 per share.

No specific board compensation policy has been adopted to date, however, we expect that our non-executive directors will be granted equity compensation and paid cash, from time to time, for their services on the Board of Directors.

Key Man Insurance

Hold key man life insurance in the aggregate amount of $2,000,000 on the life of Jacob D. Cohen, the Chief Executive Officer of the Company.

2022 Equity Incentive Plan

On August 31, 2022, the Board of Directors and our majority shareholders adopted the Company’s 2022 Equity Incentive Plan, which was amended by the First Amendment thereto approved by the Board of Directors on February 26, 2024 and the shareholders on March 25, 2024. On March 17, 2025, at a Special Meeting of the stockholders of the Company, the stockholders of the Company approved a Second Amendment to the Mangoceuticals, Inc. 2022 Equity Incentive Plan (“Second Amendment” and the Amended and Restated Mangoceuticals, Inc. 2022 Equity Incentive Plan, as amended by the Second Amendment, the “2022 Plan”). The Second Amendment was originally approved by the Board of Directors of the Company on February 15, 2025, subject to stockholder approval and the Second Amendment became effective at the time of stockholder approval.

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

Shares Available Under the 2022 Plan; Evergreen Provision

Subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of common stock, or a reorganization or reclassification of the Company’s common stock, the aggregate number of shares of common stock which may be issued pursuant to awards under the 2022 Plan is the sum of (i) 10,000,000 shares, and (ii) an automatic increase on April 1st of each year for a period of six years commencing on April 1, 2026 and ending on (and including) April 1, 2032, in an amount equal to the lesser of (x) ten percent (10%) of the total shares of common stock of the Company outstanding on the last day of the immediately preceding fiscal year (the “Evergreen Measurement Date”); and (y) 2,000,000 shares of common stock; provided, however, that the Board may act prior to April 1st of a given year to provide that the increase for such year will be a lesser number of shares of common stock. This is also known as an “evergreen” provision. Notwithstanding the foregoing, no more than a total of 26,000,000 shares of common stock (or awards) may be issued or granted under the 2022 Plan in aggregate, and no more than 26,000,000 shares of common stock may be issued pursuant to the exercise of Incentive Stock Options.

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

Current Available Shares

As of the date of this Report, an aggregate of 111 shares are available for awards under the 2022 Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership Table

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 18, 2025 (the “Date of Determination”) by (i) each Named Executive Officer, as such term is defined above under “Item 11. Executive Compensation,” (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of our common stock, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person.

The column titled “Beneficial Ownership” is based on a total of 5,168,796 shares of our common stock outstanding as of the Date of Determination.

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

Title of Class	Name of Beneficial Owner	Number of Common Stock Shares Beneficially Owned		Percent Beneficial Ownership
Directors, Named Executive Officers and Executive Officers
Common Stock	Jacob D. Cohen	721,667	(1)	14.2%
Common Stock	Isaac Antonios	—		—
Common Stock	Eugene M. Johnston	38,334		*
Common Stock	Amanda Hammer	15,001	(2)	*
Common Stock	Lorraine D’Alessio	11,667		*
Common Stock	Alex P. Hamilton	1,667		*
Common Stock	Dr. Kenny Myers	11,667		*
Common Stock	Jonathan Arango(a)	—		—

	All executive officers and directors as a group (7 persons)	800,003	(1)	15.8%

Greater than 5% Stockholders
Common Stock	Greenfield Investments, Ltd(3)	515,000		10.4%
Common Stock	Propre Energie, Inc(4)	650,000		13.1%
Common Stock	MAAB Global Ltd.(5)	333,334	(5)	6.3%

* Less than 1%.

(a)	Effective on March 28, 2024, Jonathan Arango resigned as a member of the Board of Directors and as President and Secretary of the Company.

(1)	A total of 605,000 of the outstanding shares of common stock beneficially owned by Mr. Cohen are held in the name of The Tiger Cub Trust, which is beneficially owned by Jacob D. Cohen, its Trustee, and which shares Mr. Cohen is deemed to beneficially own. Includes 33,333 shares of common stock issuable upon exercise of options to purchase shares of common stock of the Company held by Mr. Cohen, with an exercise price of $16.50 per share, and does not include options to purchase 16,667 shares of common stock which an exercise price of $16.50 per share, which vest on September 1, 2025, and expire on August 31, 2027, and also includes options to purchase 83,333 shares of common stock with an exercise price of $4.80 per share and an expiration date of December 28, 2028.

(2)	Includes options to purchase 3,333 shares of common stock with an exercise price of $16.50 per share and an expiration date of May 1, 2033, and does not include options to purchase 6,667 shares of common stock with an exercise price of $16,50 per share, which vest at the rate of 1/2 of such options on each of May 1, 2025 and 2026, which have not vested as of the Date of Determination.

(3)	Address: Suites A201& A202 (Upstairs), Regent Village East, Grace Bay, Providenciales, Turks and Caicos Islands. The shares held by Greenfield Investments, Ltd may be beneficially owned by Peter M. Karam, its Director. The information disclosed in this footnote comes from the Schedule 13G filed by Greenfield Investments, Ltd on January 22, 2025, and the Company has not independently confirmed such information.

(4)	Address: 12 Four Oaks Gate Toronto Ontario M4J 2X2 Canada. The shares held by Propre Energie, Inc. may be beneficially owned by Peter Polimeneas, its Director.

(5)	Address: 34 Gibson Ave, Toronto, Ontario M5R 1T5. The shares of Common Stock held by MAAB Global Ltd. may be deemed to be beneficially owned by Bruce Brent, its President.

(6)	Consists of 333,334 shares of Common Stock issuable, at the option of the holder, upon the conversion of $500,000 of outstanding debt at a conversion price of $1.50 per share. Does not include 127,600 shares of common stock issuable upon conversion of 174 shares of Series B Preferred Stock with each share having a stated value of $1,100 and having an assumed conversion price of the floor price of $1.50 per share. The Series B Designation includes a conversion limitation prohibiting any holder and their affiliates from converting the Series B Preferred Stock into common stock in the event that upon such conversion their beneficial ownership of the Company’s common stock would exceed 4.99%.

Change of Control

The Company is not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Equity Compensation Plan Information

The following table provides information as of December 31, 2024 regarding the Company’s 2022 Equity Incentive Plan, as amended, under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding those in first column)
Equity compensation plans approved by the security holders (1)	156,666	$9.34	111
Equity compensation plans not approved by the security holders	—	—	—
Total	156,666	$9.34	111

(1)	Represents options issuable upon grants previously made under the Company’s 2022 Equity Incentive Plan, as amended, which is discussed under “Item 11. Executive Compensation—2022 Equity Incentive Plan.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as discussed below or otherwise disclosed above under “Item 11. Executive Compensation”, which information is incorporated by reference where applicable in this “Item 13. Certain Relationships and Related Transactions, and Director Independence” section, the following sets forth a summary of all transactions since January 1, 2023, or any currently proposed transaction, in which the Company was to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at December 31, 2024 or 2023, and in which any officer, director, or any stockholder owning greater than five percent (5%) of our outstanding voting shares, nor any member of the above referenced individual’s immediate family, had or will have a direct or indirect material interest (other than compensation and related agreements described above under “Item 11. Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Related Party Transactions

Issuances and Sales of Securities

On May 1, 2023, the Company issued Amanda Hammer, the Chief Operating Officer (COO) of the Company, 5,000 shares of commons tock under the 2022 Plan as a sign-on bonus and granted 10,000 options to purchase shares of common stock of the Company, under the 2022 Plan to Ms. Hammer, related to her employment agreement. The options have an exercise price of $16.50 per share, an original life of five years and vest at the annual renewal of their employment over three years.

On October 1, 2023, the Company executed a Summary of Terms and Conditions (“Consulting Agreement”) with Eugene M. Johnston continuing his appointment as the Company’s Chief Financial Officer on a full-time basis for a term of 12 months. Pursuant to the Consulting Agreement, the Company issued Mr. Johnston 3,333 shares of the Company’s common stock and agreed to pay $2,000 per month. The Consulting Shares were issued under, and subject to the terms of, the Company’s 2022 Equity Incentive Plan.

Effective December 28, 2023, the Board of Directors, with the recommendation of the Compensation Committee of the Board of Directors, approved the grant of stock options to purchase 83,333 shares of the Company’s common stock to Jacob D. Cohen, the Company’s Chief Executive Officer and Chairman, in consideration for services rendered to the Company. The options were granted under the Company’s 2022 Equity Incentive Plan, and the options had a term of five years, subject in all cases to the terms and conditions of the 2022 Plan, the award agreement entered into to evidence such grant, and Mr. Cohen’s continued service with the Company. The options vested in full upon grant. The options have an exercise price of $4.80 per share, 110% of the closing sales price of the Company’s common stock on the NASDAQ Capital market on December 28, 2023, the date the grant was approved.

Effective on June 3, 2024, the Company issued, after recommendation by the Compensation Committee of the Company’s Board of Directors and approval by the Board of Directors, an aggregate of 83,333 fully-vested and earned shares of Company common stock under the Company’s Amended and Restated Mangoceuticals, Inc. 2022 Equity Plan, in consideration as a bonus for 2024 (Mr. Cohen) and services rendered during 2024 (each other recipient), to certain officers, an employee and the Company’s directors. Included as part of the issuances was the issuance of the following shares of common stock to officers and directors of the Company:

Recipient	Position With Company	Shares
Jacob D. Cohen	Chief Executive Officer and Chairman	53,333
Amanda Hammer	Chief Operating Officer	6,667
Kenny Myers	Director	6,667
Alex Hamilton	Director	6,667
Lorraine D’Alessio	Director	6,667

On November 11, 2024, we issued Eugene M. Johnston, our Chief Financial Officer, 25,000 shares of common stock under the Company’s Amended and Restated Mangoceuticals, Inc. 2022 Equity Plan as additional consideration to Mr. Johnston for services provided as Chief Financial Officer.

Related Party Agreements

Epiq Scripts

On September 1, 2022, and effective on August 30, 2022, we entered into a Master Services Agreement with Epiq Scripts, LLC, then 51% owned and controlled by Jacob D. Cohen, our Chairman and Chief Executive Officer. Pursuant to the Master Services Agreement and a related statement of work, Epiq Scripts agreed to provide for the online fulfillment, specialty compounding, packaging, shipping, dispensing and distribution of products sold exclusively via our website that may be prescribed as part of a telehealth consultation on our platform. Epiq Scripts also agreed to provide mail service pharmacy services to us on an exclusive basis during the term of the SOW. The Master Services Agreement and SOW are described in greater detail above under “Item 1. Business—Material Agreements—Master Services Agreement with Epiq Scripts”.

We paid Epiq Scripts a total of $60,000 upon our entry into the Master Services Agreement, comprising $45,000 as a one-time non-refundable technology systems setup and implementation fee and $15,000 as an upfront retainer to be credited towards the future provision of pharmacy and related services as outlined and detailed in the Master Services Agreement and SOW. All costs related to the pharmacy services provided by Epiq Scripts are listed as related party costs of revenues on our statement of operations.

On January 24, 2023, we entered into Consulting Agreements with four consultants to the Company: (1) Sultan Haroon; (2) John Helfrich; (3) Justin Baker; and (4) Maja Matthews, each of whom is also an employee of Epiq Scripts. Pursuant to the Consulting Agreements, the Consultants agreed to provide us services related to the research, development, packaging and marketing for additional pharmaceutical and other over-the-counter related products during the term of the agreement, which each have a term of 18 months unless otherwise earlier terminated due to breach of the agreement by either party and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued an aggregate of 23,332 shares of common stock to the consultants as follows: (1) Sultan Haroon 10,000 shares of restricted common stock; (2) John Helfrich 1,667 shares of restricted common stock; (3) Justin Baker 1,667 shares of restricted common stock; and (4) Maja Matthews 10,000 shares of restricted common stock. The shares issued to Haroon and Matthews vest at the rate of 3,333 shares upon entry into the agreement, 3,333 shares upon the Company’s successful launch of a new product category, and 3,334 shares upon the Company’s successful launch of a second and additional new product category, in each case prior to the 18-month anniversary of the applicable agreement, all of which shares have vested to date The shares issued to Helfrich and Baker vest at the rate of 667 shares upon entry into the agreement, 500 shares upon the Company’s successful launch of a new product category, and 500 shares upon the Company’s successful launch of a second and additional new product category, in each case prior to the 18-month anniversary of the applicable agreement. Any shares not vested by the eighteen-month anniversary of the applicable agreement are forfeited. The agreement contains customary confidentiality and non-solicitation provisions. The shares were valued at $15.00 per share for a total of $350,000.

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

On September 15, 2023, we entered into a Consulting Agreement with Epiq Scripts. Pursuant to the Consulting Agreement, Epiq Scripts agreed to provide pharmacy consulting services in connection with the Company’s global expansion efforts, and as reasonably requested by the Company, during the term of the agreement, which is for five years, unless otherwise earlier terminated (a) due to breach of the agreement by either party and the failure to cure such breach 30 days after written notice thereof; (b) the mutual agreement of the parties; or (c) the date that Epiq Scripts provides the Company written notice of termination, which may be at any time and for any reason.

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

On September 15, 2023, we entered into a First Addendum to Master Services Agreement with Epiq Scripts. Pursuant to the First Amendment, the parties agreed to amend the MSA to include certain Right of first negotiation rights and right of first refusal rights (each as discussed below). Additionally, the First Amendment provides for certain rights to Epiq Scripts in the event that the Company seeks to obtain pharmaceutical services in connection with certain Company products in jurisdictions other than the United States, including, without limitation, Mexico and the United Kingdom, where Epiq Scripts does not currently maintain licenses or permits and/or to terminate Epiq Scripts’ rights to provide exclusive Pharmaceutical Services in any current state of the United States or Future Jurisdiction where Epiq Scripts may then be providing Pharmaceutical Services to the Company.

Specifically, the parties agreed in the First Amendment that should the Company decide to transfer any services provided by Epiq Scripts in a Current Jurisdiction to another pharmaceutical service provider, the Company will be required to pay Epiq Scripts a fee of 1% of the total gross sales of all Prescription Products (defined below) by the Company resulting from the Transferred Services in the Current Jurisdiction, for a period of the lesser of (a) five (5) years from the date the Company transferred the Transferred Services; and (b) through the end of the term of the MSA (including where applicable, any renewal term)(the “Non-Use Fee”). The Non-Use Fee is payable monthly in arrears, for calendar quarters, by the 15th day following the end of each calendar quarter.

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

On January 30, 2025, the Company, with the approval of the disinterested members of the Board of Directors and the Company’s Audit Committee, made up of independent members of the Board of Directors, entered into two Assignment, Assumption and Novation Agreements with Epiq Scripts, LLC, which is 51% owned by Jacob Cohen, the Company’s Chief Executive Officer and Chairman, and the Chief Executive Officer and sole director of Mango & Peaches Corp., the Company’s current wholly-owned subsidiary (provided that the Company has agreed to issue Mr. Cohen (a) 1,700,000 shares of the common stock of Mango & Peaches (representing 25.4% of Mango & Peaches’s outstanding shares of common stock); and (b) 100 shares of Series A Super Majority Voting Preferred Stock of Mango & Peaches, which will have the right to vote fifty-one percent (51%) of the total vote on all Mango & Peaches shareholder matters).

Pursuant to the Epiq Scripts Assignments, the Company assigned all of its rights under (1) a September 1, 2022, Master Services Agreement, as amended with Epiq Scripts; and (2) a September 15, 2023, Consulting Agreement with Epiq Scripts, to Mango & Peaches, Mango & Peaches agreed to take responsibility for all obligations thereunder, effective as of the assignment date, and Epiq Scripts agreed to novate the responsibility of the Company thereunder, effective as of the assignment date. Additionally, we agreed to indemnify Mango & Peaches for any liability under such agreements prior to the assignment date and Mango & Peaches agreed to indemnify us against any liability under such agreements after the assignment date.

During the years ended December 31, 2024 and 2023, the Company acquired computers and office equipment totaling $0 and $3,519, respectively. Depreciation for the years ended December 31, 2024 and 2023 was $2,256 and $28,752, respectively. On May 15, 2024, the Company disposed of $119,819 of equipment to Epiq Scripts. The equipment was sold for $65,000, realizing a loss on sale of assets of $18,387.

Consulting Agreements with PHX

On September 6, 2022, we entered into a Consulting Agreement with PHX Global, LLC (“PHX”), which is owned by Peter “Casey” Jensen, who was a member of the Board of Directors of American International. Pursuant to the Consulting Agreement, PHX agreed to provide consulting and general business advisory services as reasonably requested by the Company during the term of the agreement, which was for 12 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued PHX 3,333 shares of restricted common stock.

On November 7, 2023, we renewed the Consulting Agreement with PHX. Pursuant to the Consulting Agreement, PHX agreed to provide consulting and general business advisory services as reasonably requested by the Company during the term of the agreement, which was for 12 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued PHX 13,333 shares of restricted common stock. The agreement contains customary confidentiality and non-solicitation provisions. The shares were valued at $7.05 per share for a total of $94,000.

On April 25, 2024, the Company amended its Consulting Agreement with PHX dated November 7, 2023 whereby the Company agreed to issue PHX an additional 13,333 shares of restricted common stock. The additional 13,333 shares were issued under, and subject to the terms of, the Company’s 2022 Equity Incentive Plan. The shares were valued at $4.20 per share for a total of $56,000.

On September 27, 2024, we extended a Consulting Agreement with PHX. Pursuant to the Consulting Agreement, PHX agreed to provide consulting and general business advisory services as reasonably requested by the Company during the term of the agreement, which was for six months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued PHX 13,333 shares of restricted common stock. The agreement contains customary confidentiality and non-solicitation provisions. The shares were valued at $3.60 per share for a total of $48,000.

Greentree Service Agreements

On September 1, 2023, we entered into a service agreement with Greentree Financial Group, Inc. (“Greentree”). Pursuant to the Service Agreement, Greentree agreed to perform the following services: (a) bookkeeping services for the Company for the period from October 1, 2023 through September 30, 2024; (b) advice and assistance to the Company in connection with the conversion of its financial reporting systems, including its projected financial statements, to a format that is consistent with US GAAP; (c) assistance to the Company with compliance filings for the quarters ended September 30, 2023, March 31, 2024, June 30, 2024 and the year ended December 31, 2023, including the structure and entries as well as assistance with US GAAP footnotes; (d) reviewing, and providing advice to the Company on, all documents and accounting systems relating to its finances and transactions, with the purpose of bringing such documents and systems into compliance with US GAAP or disclosures required by the SEC; and (e) providing necessary consulting services and support as a liaison for the Company to third party service providers, including coordination amongst the Company and its attorneys, CPAs and transfer agent. Since February 2015, Mr. Eugene (Gene) M. Johnston, our Chief Financial Officer (who was appointed October 1, 2022) has served as an Audit Manager for Greentree.

The Company agreed to issue Greentree 5,000 shares of the Company’s restricted common stock upon the parties’ entry into the agreement, and to pay Greentree $40,000 in cash, payable as follows: (a) $20,000 on or before September 30, 2023; (b) $20,000 on or before March 31, 2024. We also agreed to reimburse Greentree for its reasonable out-of-pocket expenses incurred in connection with Greentree’s activities under the agreement, including the reasonable fees and travel expenses for the meetings on behalf of the Company. The Service Agreement includes customary indemnification obligations requiring the Company to indemnify Greentree and its affiliates with regard to certain matters. The shares were valued at $16.95 per share for a total of $84,750.

On December 2, 2024, the Company entered into another service agreement with Greentree. The Company and Greentree were previously party to a service agreement which expired pursuant to its terms on September 30, 2024. Since February 2015, Mr. Eugene M. Johnston, our Chief Financial Officer (who was appointed October 1, 2022), has served as Audit Manager for Greentree.

Pursuant to the Service Agreement, Greentree agreed to perform the following services: (a) assistance to the Company with compliance filings for the quarters ended March 31, 2025, June 30, 2025, September 30, 2025, and the year ended December 31, 2024, including the consolidation structure and entries as well as assistance with United States Generally Accepted Accounting Principles (“US GAAP”) footnotes; (b) reviewing, and providing advice to the Company on, all documents and accounting systems relating to its finances and transactions, with the purpose of bringing such documents and systems into compliance with US GAAP or disclosures required by the Securities and Exchange Commission (the “SEC”); (c) providing necessary consulting services and support as a liaison for the Company to third party service providers, including coordination amongst the Company and its attorneys, certified public accountants and transfer agent; and (d) preparing and filing the Company’s tax returns with the Internal Revenue Service for the 2024 tax year.

The Company agreed to issue Greentree 40,000 shares of the Company’s restricted common stock upon the parties’ entry into the agreement (fully-earned upon issuance), and to pay Greentree $40,000 in cash, payable as follows: (a) $20,000 on or before December 31, 2024; and (b) $20,000 on or before March 31, 2025. We also agreed to reimburse Greentree for its reasonable out-of-pocket expenses incurred in connection with Greentree’s activities under the agreement, including the reasonable fees and travel expenses for the meetings on behalf of the Company.

The Service Agreement continues in effect through October 15, 2025, but may be terminated earlier with 45 days’ notice from the Company to Greentree, provided that in the event the Company terminates the agreement prior to the end of the Term, the entire cash fee due during the term of the Service Agreement is immediately due and payable.

The Service Agreement includes customary indemnification obligations requiring the Company to indemnify Greentree and its affiliates with regard to certain matters.

Mango & Peaches Agreements

On December 13, 2024, the Company, entered into a Parent Subsidiary Contribution Agreement with Mango & Peaches, a then recently formed wholly-owned subsidiary of the Company. Pursuant to the Contribution Agreement, the Company contributed substantially all of its assets, including ownership of: (a) its 98% ownership of MangoRx Mexico S.A. de C.V., a Mexican Stock Company; and (b) its 100% ownership of MangoRx UK Limited, a company incorporated under the laws of the United Kingdom, to Mango & Peaches, in order to restructure the ownership and operations of the Company, better segregate such operations and liabilities and provided for the issuance of a portion of the capital of Mango & Peaches to Mr. Jacob Cohen, the Chief Executive Officer of the Company, as additional consideration to Mr. Cohen, as discussed in greater detail below under “Item 11. Executive Compensation”—“Employment and Consulting Agreements”— “Jacob D. Cohen, Chief Executive Officer”, pursuant to which the Company agreed to issue Mr. Cohen (a) 1,700,000 shares of the common stock of Mango & Peaches (representing 25.4% of Mango and Peaches’ then outstanding shares of common stock); and (b) 100 shares Series A Super Majority Voting Preferred Stock of Mango & Peaches, discussed in greater detail below, which issuances are subject to shareholder approval, which shareholder approval the Company expects to solicit from shareholders in the near future.

In consideration for the transfer of the assets, the Company received 4,999,999 shares of Mango & Peaches’ common stock, bringing its ownership to 5,000,000 shares of common stock of Mango & Peaches upon the closing of the Contribution Agreement.

Pursuant to the Contribution Agreement, Mango & Peaches assumed all of the liabilities of the Company relating to the Contributed Assets contributed, but none of the other liabilities of the Company and the Company agreed to indemnify Mango & Peaches against any damages relating to a breach of any representation or warranty of the Company in the Contribution Agreement, or any claim relating to the Contributed Assets, before the Contribution Effective Date; and Mango & Peaches agreed to indemnify the Company against any damages relating to a breach of any representation or warranty of Mango & Peaches in the Contribution Agreement, or any claim relating to the Contributed Assets, after the Contribution Effective Date. The Contribution Agreement and the contribution and assumption provided for therein was effective December 15, 2024.

On January 9, 2025, Mango & Peaches filed a Certificate of Designations of Mango & Peaches Corp., establishing the designations, preferences, limitations, and relative rights of its Series A Super Majority Voting Preferred Stock, with the Secretary of State of Texas, which was filed by the Texas Secretary of State on January 15, 2025, effective January 9, 2025. The Series A Designation designated 100 shares of Series A Preferred Stock, the rights of which are discussed in greater detail above under: “Item 1. Business—Overview—Parent Subsidiary Contribution Agreement”.

It is anticipated that the 100 designated shares of Series A Preferred Stock of Mango & Peaches will be issued to Jacob Cohen, the Chief Executive Officer of the Company, pursuant to the terms of his Amended and Restated Executive Employment Agreement with the Company as discussed above under “Item 11. Executive Compensation”—”Employment and Consulting Agreements”— “Jacob D. Cohen, Chief Executive Officer”.

LT Global Agreement

On January 28, 2025, the Company, with the approval of the disinterested members of the Board of Directors and the Company’s Audit Committee, made up of independent members of the Board of Directors, entered into an LT Global Practice Management Service Agreement (the “LT Service Agreement”) with LT Global Practice Management (“LT Global”), which entity is owned by the wife of Mr. Jacob Cohen, the Company’s Chief Executive Officer and Chairman. Pursuant to the agreement, LT Global agreed to provide us virtual professionals at the rate of between $1,800 to $3,500 on a full-time basis per virtual professional. The agreement has a term beginning on January 15, 2025, and continuing until either party provides the other at least 30 days prior written notice. The agreement includes customary confidentiality requirements of the parties, indemnification requirements, and other provisions.

Related Party Loans and Advances

On December 10, 2021 and March 18, 2022, the Company received advances of $39,200 and $50,000, respectively, for a total of $89,200 from its previous majority shareholder, American International, in order to cover various general and administrative expenses. The amount owed to American International was $39,200 as of December 31, 2021. Imputed interest equal to 8% per annum, or $181, was recorded against the related party advance as of December 31, 2021. Other than the imputed interest discussed above, the advances bear no interest and are due on demand upon the Company’s ability to repay the advances from either future revenues or investment proceeds. Pursuant to the terms of the June 16, 2022, Securities Purchase Agreement discussed above, on June 16, 2022, Cohen Enterprises also acquired the right to be repaid the $89,200 advanced from American International to the Company. As of December 31, 2022, the total unpaid amount of the advance totaled $89,200 and as of December 31, 2024 and 2023, the amount had been repaid in full.

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

On October 18, 2024, the Company entered into a $150,000 promissory note (the “Cohen Note”) with Cohen Enterprises, Inc. to evidence, document and memorialize (a) $50,000 loaned to the Company from Cohen Enterprises on March 18, 2024, and (b) $100,000 loaned to the Company from Cohen Enterprises on April 1, 2024, which amounts previously accrued no interest and were due on demand. The Cohen Note in the principal amount of $150,000, accrues interest at the rate of 8% per annum (12% upon the occurrence of an event of default), with interest accruing monthly in arrears and payable at maturity or earlier acceleration. The Cohen Note is due upon the earlier of January 2, 2025, and upon acceleration by Cohen Enterprises pursuant to the terms thereof upon default, or automatically upon certain bankruptcy events occurring. The Cohen Note may be prepaid without penalty, is unsecured and contains customary representations and covenants of the Company. The note includes customary events of default, and allows Cohen Enterprises the right to accelerate the amount due under the note upon the occurrence of such event of default, subject to certain cure rights.

On December 13, 2024, Cohen Enterprises entered into a Note Purchase Agreement with Mill End Capital Ltd. Pursuant to the Note Purchase, Mill End purchased all of Cohen Enterprises rights under the Cohen Note, issued by the Company as borrower, to Cohen Enterprises, as lender, in the original amount of $150,000, in consideration for $150,000. The terms of the note remain unchanged, however, the note is no longer considered a related party note.

On January 15, 2025, the Company entered into a Debt Conversion Agreement with Mill End. Pursuant to the Debt Conversion Agreement, the Company and Mill End agreed to convert the entire $150,000 owed by the Company under the Promissory Note, into an aggregate of 100,000 shares of restricted common stock of the Company, based on an agreed conversion price of $1.50 per share.

Pursuant to the Debt Conversion Agreement, which included customary representations and warranties of the parties, Mill End agreed that the shares of common stock issuable in connection therewith were in full and complete satisfaction of amounts owed under the Converted Note.

The Company’s Chairman and Chief Executive Officer, Jacob D. Cohen, has made his personal credit card available for purchases on behalf of the Company to cover various general and administrative expenses. Mr. Cohen has been repaid a total of $1,153,674 as of the date of this Report for Company purchases made on his personal credit card.

Review, Approval and Ratification of Related Party Transactions

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

Item 14. Principal Accountant Fees and Services.

Our independent public accounting firm is Turner, Stone & Company, L.L.P., Dallas, Texas, PCAOB Auditor ID 76.

The following table sets forth the fees billed by our principal independent accountant, Turner, Stone & Company, L.L.P., for the twelve months ended December 31, 2024, and 2023, for the categories of services indicated.

	Year Ended December 31, 2024	Year Ended December 31, 2023
Audit Fees	$87,200	$79,745
Audit Related Fees	-	$-
Tax Fees	-	$-
All Other Fees	-	-
Total	$87,200	$79,745

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

Pre-Approval Policies

It is the policy of our board of directors that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our board of directors. Our board of directors pre-approved all services, audit and non-audit, provided to us by Turner, Stone & Company, L.L.P., for the year ended December 31, 2024, and 2023.

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

(3) Exhibits required by Item 601 of Regulation S-K

		Filed/	Incorporated by Reference
Exhibit	Description of	Furnished			Filing	File
Number	Exhibit	Herewith	Form	Exhibit	Date	Number
3.1	Certificate of Formation of Mangoceuticals, Inc., filed with the Secretary of State of Texas on October 7, 2021		S-1	3.1	1/13/2023	333-269240
3.2	Certificate of Amendment to Certificate of Formation of Mangoceuticals, Inc., filed with the Secretary of State of Texas on April 15, 2022		S-1	3.2	1/13/2023	333-269240
3.3	Certificate of Amendment to Certificate of Formation, as amended and restated of Mangoceuticals, Inc., filed with the Secretary of State of Texas on October 8, 2024		8-K	3.1	10/11/2024	001-41615
3.4	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Mangoceuticals, Inc., submitted to the Secretary of State of Texas on March 28, 2024		10-K	3.3	4/1/2024	001-41615
3.5	Certificate of Designations, Preferences and Rights of 6% Series C Convertible Preferred Stock of Mangoceuticals, Inc., filed with the Secretary of State of Texas on April 19, 2024		8-K	3.1	4/25/2024	001-41615
3.6	Certificate of Correction to Certificate of Designations, Preferences and Rights of 6% Series C Convertible Preferred Stock of Mangoceuticals, Inc., filed with the Secretary of State of Texas on April 29, 2024		8-K	3.1	5/2/2024	001-41615
3.7	Amendment to Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Mangoceuticals, Inc., filed with the Secretary of State of Texas on June 27, 2024		8-K	3.2	7/2/2024	001-41615
3.8	Amendment to Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Mangoceuticals, Inc., submitted to the Secretary of State of Texas on March 17, 2025		8-K	3.3	3/19/2025	001-41615
3.9	Bylaws of Mangoceuticals, Inc.		S-1	3.3	1/13/2023	333-269240
3.10	Certificate of Formation of Mango & Peaches, Inc., as filed with the Secretary of State of Texas on December 10, 2024		8-K	3.1	12/19/2024	001-41615
3.11	Certificate of Designations of Mango & Peaches Corp., Establishing the Designations, Preferences, Limitations, and Relative Rights of Its Series A Super Majority Voting Preferred Stock, filed with the Secretary of State of Texas on January 9, 2025		8-K	3.1	1/15/2025	001-41615
3.12	Bylaws of Mango & Peaches, Inc.		8-K	3.2	12/19/2024	001-41615
4.1	Common Stock Purchase Warrant granted to Boustead Securities, LLC evidencing the right to acquire 87,500 shares of common stock (dated March 23, 2023)		10-Q	4.1	5/10/2023	001-41615
4.2	Form of Common Stock Purchase Warrant (Investors – 2022 Private Placement)		S-1	4.2	1/13/2023	333-269240
4.3	Common Stock Purchase Warrant issued by Mangoceuticals, Inc. to Boustead Securities, LLC on December 19, 2023		8-K	4.1	12/19/2023	001-41615
4.4	Common Stock Purchase Warrant issued by Mangoceuticals, Inc. to Boustead Securities, LLC on January 22, 2024		8-K	4.1	1/22/2024	001-41615
4.5	Common Share Purchase Warrant dated April 4, 2024, granted to Platinum Point Capital LLC		8-K	4.1	4/11/2024	001-41615
4.6	Common Share Purchase Warrant dated June 28, 2024, granted to Platinum Point Capital LLC		8-K	4.1	7/2/2024	001-41615
4.7	Common Share Purchase Warrant dated June 28, 2024, granted to Platinum Point Capital LLC		8-K	4.2	7/2/2024	001-41615
4.8	Form of Common Share Purchase Warrant between Mangoceuticals, Inc. and the holders thereof (December 2024 Offering)		8-K	4.1	12/26/2024	001-41615
4.9	Description of the Registrant’s Securities		10-K	4.5	4/1/2024	001-41615
10.1	Stock Purchase Agreement between American International Holdings Corp. and Cohen Enterprises, Inc., dated June 16, 2022		S-1	10.1	1/13/2023	333-269240
10.2	Form of Subscription Agreement (2022 Private Placement)		S-1	10.2	1/13/2023	333-269240
10.3	Physician Services Agreement dated August 1, 2022, between Mangoceuticals, Inc. and BrighterMD, LLC dba Doctegrity		S-1	10.3	1/13/2023	333-269240
10.4£	Master Services Agreement and Statement of Work dated September 1, 2022, and effective August 31, 2022, between Epiq Scripts, LLC and Mangoceuticals, Inc.		S-1	10.4	1/13/2023	333-269240
10.5#	Executive Employment Agreement dated August 31, 2022, between Mangoceuticals, Inc. and Jacob D. Cohen		S-1	10.5	1/13/2023	333-269240
10.6#	Mangoceuticals, Inc. 2022 Equity Incentive Plan		S-1	10.7	1/13/2023	333-269240
10.7#	Stock Option Agreement dated August 31, 2022 between Mangoceuticals, Inc. and Jacob D. Cohen (750,000 option shares)		S-1	10.8	1/13/2023	333-269240
10.8#	Consulting Agreement dated September 15, 2022, between Mangoceuticals, Inc. and Hsiaoching Chou		S-1	10.13	1/13/2023	333-269240
10.9#	Offer Letter dated October 1, 2022 entered into between Mangoceuticals, Inc. and Eugene M. Johnston		S-1	10.15	1/13/2023	333-269240
10.10#	Notice of Restricted Stock Grant and Restricted Stock Grant Agreement dated October 14, 2022 between Mangoceuticals, Inc. and Dr. Kenny Myers		S-1	10.17	1/13/2023	333-269240
10.11#	October 14, 2022 Offer Letter entered into between Mangoceuticals, Inc. and Dr. Kenny Myers		S-1	10.18	1/13/2023	333-269240
10.12#	Notice of Restricted Stock Grant and Restricted Stock Grant Agreement dated October 14, 2022 between Mangoceuticals, Inc. and Alex P. Hamilton		S-1	10.19	1/13/2023	333-269240
10.13#	October 14, 2022 Offer Letter entered into between Mangoceuticals, Inc. and Alex P. Hamilton		S-1	10.20	1/13/2023	333-269240

10.14#	Notice of Restricted Stock Grant and Restricted Stock Grant Agreement dated October 14, 2022 between Mangoceuticals, Inc. and Lorraine D’Alessio	S-1	10.21	1/13/2023	333-269240
10.15#	October 14, 2022 Offer Letter entered into between Mangoceuticals, Inc. and Dr. Lorraine D’Alessio	S-1	10.22#	1/13/2023	333-269240
10.16#	Master Services Agreement dated December 1, 2022, between Mangoceuticals, Inc. and Global Career Networks, Inc.	S-1	10.24	1/13/2023	333-269240
10.17	Waiver Agreement dated December 30, 2022, between Mangoceuticals, Inc. and Boustead Securities, LLC	S-1	10.26	1/13/2023	333-269240
10.18#	Consulting Agreement dated January 3, 2023, between Mangoceuticals, Inc. and DojoLabs Group, Inc.	S-1	10.27	1/13/2023	333-269240
10.19#	Advisor Agreement dated January 6, 2023, between Manoletinas, Inc. and Dr. Brian Rudman	S-1	10.28	1/13/2023	333-269240
10.20#	Advisor Agreement dated January 6, 2023, between Mangoceuticals, Inc. and Jarrett Boon	S-1	10.29	1/13/2023	333-269240
10.21#	Consulting Agreement dated January 24, 2023, between Mangoceuticals, Inc. and Sultan Haroon	S-1/A	10.31	1/26/2023	333-269240
10.22#	Consulting Agreement dated January 24, 2023, between Mangoceuticals, Inc. and John Helfrich	S-1/A	10.32	1/26/2023	333-269240
10.23#	Consulting Agreement dated January 24, 2023, between Mangoceuticals, Inc. and Justin Baker	S-1/A	10.33	1/26/2023	333-269240
10.24#	Consulting Agreement dated January 24, 2023, between Mangoceuticals, Inc. and Maja Matthews	S-1/A	10.34	1/26/2023	333-269240
10.25	Secured Installment Promissory Note dated November 18, 2022, between Mangoceuticals, Inc. and BPI Equipment, Inc.	S-1/A	10.35	2/21/2023	333-269240
10.26#	Employment Agreement dated and effective May 1, 2023, by and between Mangoceuticals, Inc. and Amanda Hammer	8-K	10.1	5/4/2023	001-41615
10.27#	Stock Option Agreement dated May 1, 2023 between Mangoceuticals, Inc. and Amanda Hammer	8-K	10.2	5/4/2023	001-41615
10.28	Service Agreement dated September 1, 2023, by and between Mangoceuticals, Inc. and Greentree Financial Group, Inc.	8-K	10.1	9/8/2023	001-41615
10.29£	Master Services Agreement and Statement of Work dated September 1, 2022, and effective August 31, 2022, between Epiq Scripts, LLC and Mangoceuticals, Inc.	8-K	10.2	9/21/2023	001-41615
10.30	First Addendum to Master Services Agreement dated September 15, 2023, by and between Mangoceuticals, Inc. and Epiq Scripts, LLC	8-K	10.3	9/21/2023	001-41615

10.31#	Consulting Agreement dated and effective October 3, 2023, by and between Mangoceuticals, Inc. and Eugene M. Johnston	8-K	10.1	10/4/2023	001-41615
10.32#	Advisor Agreement dated November 1, 2023, between Mangoceuticals, Inc. and Dr. Douglas Christianson	S-1	10.43	12/11/2023	333-275993
10.33#	Notice of Restricted Stock Grant and Restricted Stock Grant Agreement dated November 1, 2023 between Mangoceuticals, Inc. and Dr. Douglas Christianson	S-1	10.44	12/11/2023	333-275993
10.34	Marketing Agreement dated December 10, 2023, by and between Mangoceuticals, Inc. and Marius Pharmaceuticals	8-K	10.1	12/11/2023	001-41615
10.35#	Mangoceuticals, Inc. 2022 Equity Incentive Plan Stock Option Agreement dated December 28, 2023 – Jacob Cohen – 1,250,000 shares	8-K	10.2	12/29/2023	001-41615
10.36#	Mangoceuticals, Inc. 2022 Equity Incentive Plan Stock Option Agreement dated December 28, 2023 - Jacob Cohen - 1,250,000 shares	8-K	10.2	1/2/2024	001-41615
10.37#	First Amendment to the Mangoceuticals, Inc. 2022 Equity Incentive Plan	8-K	10.1	3/26/2024	001-41615
10.38#	Amended and Restated Mangoceuticals, Inc. 2022 Equity Incentive Plan	8-K	10.2	3/26/2024	001-41615
10.39+	Securities Purchase Agreement dated April 4, 2024, entered into between Mangoceuticals, Inc. and Platinum Point Capital LLC	8-K	10.1	4/11/2024	001-41615
10.40+	Equity Purchase Agreement dated April 4, 2024, entered into between Mangoceuticals, Inc. and Platinum Point Capital LLC	8-K	10.2	4/11/2024	001-41615
10.41	Registration Rights Agreement (SPA), dated April 4, 2024, entered into between Mangoceuticals, Inc. and Platinum Point Capital LLC	8-K	10.3	4/11/2024	001-41615
10.42	Registration Rights Agreement (ELOC), dated April 4, 2024, entered into between Mangoceuticals, Inc. and Platinum Point Capital LLC	8-K	10.4	4/11/2024	001-41615
10.43	Patent Purchase Agreement dated April 24, 2024, by and between Mangoceuticals, Inc., as purchaser and Intramont Technologies, Inc., as seller	8-K	10.1	4/25/2024	001-41615
10.44	Omnibus Amendment Agreement No. 1 dated June 27, 2024, entered into between Mangoceuticals, Inc. and Platinum Point Capital LLC	8-K	10.2	7/2/2024	001-41615
10.45	Master Distribution Agreement dated July 2, 2024 and entered into on July 9, 2024, by and between Mangoceuticals, Inc. and ISFLST, Inc. (ISFLST)	8-K	10.1	7/11/2024	001-41615
10.46#	$150,000 Promissory Note issued by Mangoceuticals, Inc. in favor of Cohen Enterprises, Inc.	8-K	10.1	10/22/2024	001-41615
10.47#	Consulting Agreement dated November 11, 2024, and effective October 1, 2024, by and between Mangoceuticals, Inc. and Eugene M. Johnston	8-K	10.1	11/12/2024	001-41615
10.48	Service Agreement dated December 2, 2024, by and between Mangoceuticals, Inc. and Greentree Financial Group, Inc.	8-K	10.1	12/6/2024	001-41615
10.49+	Patent Purchase Agreement dated December 13, 2024, by and between Mangoceuticals, Inc., as purchaser and Greenfield Investments, Ltd, as seller	8-K	10.1	12/19/2024	001-41615
10.50	Parent Subsidiary Contribution Agreement dated December 13, 2024, by and between Mangoceuticals, Inc. and Mango & Peaches Corp.	8-K	10.2	12/19/2024	001-41615
10.51£	Amended and Restated Executive Employment Agreement dated December 13, 2024 and effective December 1, 2024, by and between Mangoceuticals, Inc. and Jacob Cohen	8-K	10.3	12/19/2024	001-41615
10.52	Note Purchase Agreement dated December 13, 2024, by and between Cohen Enterprises, Inc., and Mill End Capital Ltd.	8-K	10.4	12/19/2024	001-41615

10.53+	Form of Securities Purchase Agreement relating to the sale of 1,650,000 shares of Series B Convertible Preferred Stock and Warrants to Purchase 1,650,000 shares of Common Stock, between Mangoceuticals, Inc. (December 2024 Offering)	8-K	10.1	12/26/2024	001-41615
10.54	Debt Conversion Agreement dated January 15, 2025, between Mangoceuticals, Inc. and Mill End Capital Ltd.	8-K	10.1	1/21/2025	001-41615
10.55#	Consulting Agreement dated January 15, 2025, between Mangoceuticals, Inc. and Antonios “Tony” Isaac	8-K	10.2	1/21/2025	001-41615
10.56	August 27, 2024, Payment Plan Letter Agreement between Mangoceuticals, Inc. and Barstool Sports, Inc. relating to $516,250 of outstanding debt	8-K	10.1	1/31/2025	001-41615
10.57€	January 10, 2025, Debt Purchase Agreement, between MAAB Global and Barstool Sports Inc.	8-K	10.2	1/31/2025	001-41615
10.58	First Amendment to Payment Plan Letter Agreement between Mangoceuticals, Inc. and MAAB Global, dated January 27, 2025	8-K	10.3	1/31/2025	001-41615
10.59	Assignment, Assumption and Novation Agreement dated January 30, 2025, by and among Mangoceuticals, Inc., as assignor, Mango & Peaches Corp., as assignee, and Epiq Scripts, LLC (MSA)	8-K	10.4	1/31/2025	001-41615
10.60	Assignment, Assumption and Novation Agreement dated January 30, 2025, by and among Mangoceuticals, Inc., as assignor, Mango & Peaches Corp., as assignee, and Epiq Scripts, LLC (Consulting Agreement)	8-K	10.5	1/31/2025	001-41615
10.61	LT Global Practice Management Service Agreement dated January 28, 2025, between Mangoceuticals, Inc. and LT Global Practice Management	8-K	10.6	1/31/2025	001-41615
10.62	Master Distribution Agreement dated January 30, 2025, between Propre Energie Inc, as supplier, and Mangoceuticals, Inc., as distributor	8-K	10.7	1/31/2025	001-41615
10.63	Form Common Stock Subscription Agreement (February 2025)	8-K	10.1	2/7/2025	001-41615
10.64#	First Amendment to Employment Agreement dated February 6, 2025, between Mangoceuticals, Inc. and Amanda Hammer	8-K	10.2	2/7/2025	001-41615
10.65	February 11, 2025, Letter Amending April 24, 2024 Patent Purchase Agreement, between Mangoceuticals, Inc. and Intramont Technologies	8-K	10.1	2/12/2025	001-41615
10.66	Form of Common Stock Subscription Agreement (February 2025)	8-K	10.2	2/12/2025	001-41615
10.67	Second Amendment to the Mangoceuticals, Inc. 2022 Equity Incentive Plan	8-K	10.1	3/19/2025	001-41615
10.68	Second Amended and Restated Mangoceuticals, Inc. 2022 Equity Incentive Plan	8-K	10.2	3/19/2025	001-41615
14.1	Code of Business Conduct and Ethics	S-1	14.1	1/13/2023	333-269240
16.1	Letter from M&K CPAS, PLLC to the U.S. Securities and Exchange Commission dated January 26, 2023, from M&K CPAS, PLLC	S-1/A	16.1	1/26/2023	333-269240

19.1*	Mangoceuticals, Inc. Policy on Insider Trading	X
21.1*	Subsidiaries	X
23.1*	Consent of Turner, Stone & Company, L.L.P.	X
24.1	Power of Attorney (included on the Signatures page of this Report on Form 10-K).*
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
99.1	Audit Committee Charter		S-1	99.1	1/13/2023	333-269240
99.2	Compensation Committee Charter		S-1	99.2	1/13/2023	333-269240
99.3	Nominating and Corporate Governance Committee Charter		S-1	99.3	1/13/2023	333-269240
99.4	Whistleblower Protection Policy		S-1	99.4	1/13/2023	333-269240
99.5	Mangoceuticals, Inc. Advisory Board Charter, adopted January 6, 2023		S-1	99.5	1/13/2023	333-269240
97.1	Mangoceuticals, Inc., Policy for the Recovery of Erroneously Awarded Incentive-Based Compensation		10-Q	10.42	10/27/2023	001-41615
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X
104*	Inline XBRL for the cover page of this Transition Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set	X

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

+ Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2)(ii) of Regulation S-K. A copy of any omitted schedule or Exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that Mangoceuticals, Inc. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or Exhibit so furnished.

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mangoceuticals, Inc.

Date: March 20, 2025	By:	/s/ Jacob D. Cohen
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

Name	Title	Date

/s/ Jacob D. Cohen	Chief Executive Officer and Chairman	March 20, 2025
Jacob D. Cohen	(Principal Executive Officer)

/s/ Eugene M. Johnston	Chief Financial Officer	March 20, 2025
Eugene M. Johnston	(Principal Financial/Accounting Officer)

/s/ Antonios “Tony” Isaac	President and Director	March 20, 2025
Antonios “Tony” Isaac

/s/ Lorraine D’Alessio	Director	March 20, 2025
Lorraine D’Alessio

/s/ Alex P. Hamilton	Director	March 20, 2025
Alex P. Hamilton

/s/ Dr. Kenny Myers	Director	March 20, 2025
Dr. Kenny Myers

