Form 10-Q
period 2025-03-31
MANGOCEUTICALS, INC.
filed 2025-05-15
CIK 1938046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Number of shares of registrant’s common stock outstanding as of May 15, 2025: 11,034,023

Cautionary Statement Regarding Forward-Looking Statements

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

● the effects of changing inflation and interest rates, tariffs and trade wars, economic downturns, including potential recessions, as well as macroeconomic, geopolitical, health and industry trends, pandemics, acts of war (including the ongoing Ukraine/Russian conflict and ongoing conflict in and around Israel) and other large-scale crises;

● our ability to protect intellectual property rights, claims that we have infringed on intellectual property rights, litigation and the outcome thereof, claims that we have infringed on intellectual property rights, litigation and the outcome thereof;

● our ability to adequately support future growth; and

● other risk factors included under “1A. Risk Factors” below.

These statements are not guarantees of future performance or results. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include those set forth under, and incorporated by reference into, “Item 1A. Risk Factors”, below.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that such information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

You should read the matters described in “Item 1A. Risk Factors” and the other cautionary statements made in this Report, and incorporated by reference herein and therein, as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. All forward-looking statements included herein speak only of the date of the filing of this Report. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements above. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

Summary Risk Factors

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission on March 20, 2025 (the “2024 Annual Report”). Investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q, including our financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. If any of these risks occur, our business, financial condition, and results of operations could be materially and adversely affected, and the trading price of our common stock could decline or our common stock could become worthless:

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

● Risks associated with our products not being, and not expected to be, approved by the U.S. Food and Drug Administration (“FDA”) and not having the benefit of the FDA’s clinical trial protocol which seeks to prevent the possibility of serious patient injury and death;

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

● Risks associated with inflation, changes in interest rates, tariffs and trade wars, and economic downturns, including potential recessions, as well as macroeconomic, geopolitical, health and industry trends, pandemics, acts of war (including the ongoing Ukraine/Russian conflict and Israel/Hamas conflict) and other large-scale crises;

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mangoceuticals, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS

CURRENT ASSETS
Cash equivalents	$76,496	$58,653
Inventory	-	-
Prepaid expenses	83,214	-
Deposits	16,942	16,942
TOTAL CURRENT ASSETS	176,652	75,595

NON-CURRENT ASSETS
Property and equipment, net of accumulated depreciation of $250 and $28,752	2,556	2,806
Right of use - asset	43,774	59,493
Intangible assets - acquired patents, net of amortization	21,530,875	15,232,617
TOTAL NON-CURRENT ASSETS	21,577,205	15,294,916

TOTAL ASSETS	$21,753,857	$15,370,511

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	1,178,180	837,501
Payroll tax liabilities	-	-
Notes payable	-	150,000
Right-of-use liability - operating lease	47,713	64,962
Other liabilities - patent purchase payable	251,424	373,000
Other liabilities - related parties	25,879
TOTAL CURRENT LIABILITIES	1,503,196	1,425,463

TOTAL LIABILITIES	1,503,196	1,425,463

COMMITMENTS AND CONTINGENCIES (SEE NOTE 10)

STOCKHOLDERS’ EQUITY
Series B Convertible Preferred stock, (par value $0.0001), 6,000 shares authorized, 1,332 and 1,620 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	-	-
Series C Convertible Preferred stock, (par value $0.0001), 6,250,000 shares authorized, 980,000 and 980,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	98	98
Common stock (par value $0.0001), 200,000,000 shares authorized, of which 7,144,930 and 3,245,641 shares were issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	715	325
Stock warrants	324,288	324,288
Subscription receivable	-	(1,150,000)
Additional paid in capital	45,868,946	35,587,858
Accumulated deficit	(25,939,986)	(20,806,595)
Accumulated other comprehensive loss	(2,221)	(9,845)
TOTAL STOCKHOLDERS’ EQUITY	20,251,840	13,946,129
Non-controlling interest	(1179)	(1,081)
TOTAL STOCKHOLDERS’ EQUITY	20,250,661	13,945,048

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,753,857	$15,370,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mangoceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For The	For The
	Three Months	Three Months
	Ended	Ended
	March 31, 2025	March 31, 2024

Revenues
Revenues	$109,306	$214,095
Cost of revenues	24,737	20,795
Cost of revenues - related party	22,505	45,902
Gross profit	62,064	147,398

Operating expenses
General and administrative expenses	1,542,444	771,958
Salary and benefits	626,598	293,209
Advertising and marketing	281,732	852,383
Investor relations	1,419,000	143,000
Stock based compensation	1,045,479	454,465
Total operating expenses	4,915,253	2,515,015

Loss from operations	(4,853,189)	(2,367,617)

Other expense
Interest expense	(13,700)	-
Total other expense	(13,700)	-

Loss before income taxes	(4,839,489)	(2,367,617)

Income taxes	-	-

Net loss	(4,839,489)	(2,367,617)

Net loss attributed to non-controlling interest	(98)	(36)

Net loss attributed to Mangoceuticals, Inc.	(4,839,391)	(2,367,581)

Basic and diluted loss per share
Basic and diluted loss per share	$(1.29)	$(1.50)

Weighted average number of shares outstanding
Basic and diluted	4,593,063	1,574,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mangoceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For The	For The
	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024

Net loss attributable to Mangoceuticals, Inc.	$(4,839,489)	$(2,367,617)

Other comprehensive expense
Foreign currency adjustments	7,624	(70)

Comprehensive loss	(4,831,865)	(2,367,687)

Other comprehensive expense
Net loss attributed to non-controlling interest	(98)	(36)

Comprehensive loss attributable to Mangoceuticals, Inc.	(4,831,767)	(2,367,651)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mangoceuticals, Inc. and Subsidiaries

Condensed Statement of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	Preferred B Stock		Preferred C Stock		Common Stock		Stock	Subscriptions	Additional Paid-in	Accumulated	Total Comprehensive	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares*	Amount	Warrants	Receivable	Capital	Deficit	Loss	Interest	Equity

Balance, December 31, 2023	-	$-	-	$-	1,427,967	148	$-	$-	$12,002,779	$(11,228,173)	$-	$-	$774,754

Issuance of common stock for services	-	-	-	-	106,667	11	-	-	416,489	-	-	-	416,500

Issuance of common stock for cash	-	-	-	-	40,000	4	-	-	179,996	-	-	-	180,000

Options and warrants vested for services	-	-	-	-	-	-	-	-	37,965	-	-	-	37,965

Translation adjustment	-	-	-	-	-	-	-	-	-	-	(70)	-	(70)

Net loss	-	-	-	-	-	-	-	-	-	(2,367,581)	-	(36)	(2,367,617)

Balance, March 31, 2024	-	$-	-	$-	1,574,634	$163	$-	$-	$12,637,229	$(13,595,754)	$(70)	$(36)	$(958,468)

Balance December 31, 2024	2,770	$-	980,000	$98	$3,245,641	$325	$324,288	$(1,150,000)	$35,587,858	$(20,806,595)	$(9,845)	$(1,081)	$13,945,048

Issuance of preferred stock B for cash	-	-	-	-	-	-	-	1,150,000	-	-	-	-	1,150,000

Issuance of common stock for services	-	-	-	-	522,000	52	-	-	1,938,448	-	-	-	1,938,500

Issuance of common stock for cash	-	-	-	-	305,555	31	-	-	654,969	-	-	-	655,000

Warrants exercised for cash	-	-	-	-	320,000	32	-	-	479,968	-	-	-	480,000

Issuance of common stock for master distribution agreement	-	-	-	-	1,650,000	165	-	-	6,712,835	-	-	-	6,713,000

Issuance of common stock for debt	-	-	-	-	100,000	10	-	-	149,990	-	-	-	150,000

Conversion of preferred stock B for common stock	(1,438)	-	-	-	-	-	-	-	(1,581,812)	-	-	-	(1,581,812)

Issuance of common stock for conversion of preferred stock B	-	-	-	-	1,001,734	100	-	-	1,581,712	-	-	-	1,581,812

Options and warrants vested for services	-	-	-	-	-	-	-	-	50,979	-	-	-	50,979

Preferred stock C accrued dividend	-	-	-	-	-	-	-	-	294,000	(294,000)	-	-	-

Translation adjustment	-	-	-	-	-	-	-	-	-	-	7,624	-	7,624

Net loss	-	-	-	-	-	-	-	-	-	(4,839,391)	-	(98)	(4,839,489)

Balance, March 31, 2025	1,332	-	980,000	$98	7,144,930	715	324,288	-	45,868,946	(25,939,986)	(2,221)	(1,179)	20,250,661

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mangoceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three	For the
	Months Ended	Year Ended
	March 31, 2025	March 31, 2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,839,489)	$(2,367,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	250	6,224
Issuance of common stock for services	1,938,500	416,500
Imputed interest expense	-	-
Options vested for stock-based compensation	50,979	37,965
Loss on sale of assets	-	-
Operating lease right of use asset	15,719	14,470
Amortization of license agreement	137,927	-
Amortization on intangible assets	276,815	-
Inventory	-	-
(Increase) decrease in operating assets:
Inventory	-	4,049
Prepaid expenses	(83,214)	902
Prepaid expenses - related party	-	-
(Decrease) increase in operating liabilities:
Accounts payable and accrued liabilities	340,678	875,180
Accounts payable and accrued liabilities - related parties	-	35,000
Operating lease right of use liabilities	(17,249)	(15,412)
Payroll tax liabilities	-	1,608
Other liabilities	(121,576)	-
Other liabilities - related party	25,879	-
NET CASH USED IN OPERATING ACTIVITIES	(2,274,781)	(991,131)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on notes payable - related parties	-	87,500
Proceeds from sales of common stock for cash	655,000	180,000
Proceeds from sales of preferred stock for cash	1,150,000	-
Proceeds from exercise of warrants	480,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,285,000	267,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
End of period	10,220	(723,631)

CASH AND CASH EQUIVALENTS:
Beginning of period	58,653	739,006
Effects of currency translation on cash and cash equivalents	7,624	(70)
End of period	$76,496	$15,305

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock for master distribution agreement	$6,713,000	$-
Series C Convertible Preferred accrued dividend	$294,000	$-
Issuance of common stock for settlement of note payable	$150,000
Issuance of common stock for conversion of Series B Convertible Preferred	$1,581,812	$-

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

The Company, through its Master Distribution Agreement with Navy Wharf, Ltd. (as further described below) intends to license certain intellectual property and patent rights from Navy Wharf relating to a clinically proven natural formula for a nutraceutical product to manage blood glucose and Hemoglobin A1c (HbA1c) levels to be marketed and sold under the brand Diabetinol®, within the United States and Canada. The Company is in the process of preparing its marketing and distribution strategy for Diabetinol® and intends to commence operations under this agreement in the 3rd quarter of 2025.

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

The Follow-On Offering closed on December 19, 2023. As a result, the Company sold 266,667 shares of its common stock for total gross proceeds of $1.2 million.

The net proceeds to the Company from the Follow-On Offering, after deducting the underwriting discounts and commissions and offering expenses, were approximately $1.0 million. The Company used the net proceeds from the Offering to finance the marketing and operational expenses associated with the marketing of Prime and its Compounded Products, to hire additional personnel to build organizational talent, to develop and maintain software, and for working capital and other general corporate purposes.

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

Effective on January 3rd and 6th, 2025, we agreed to definitive terms on Securities Purchase Agreements (the “January SPAs”), with certain institutional accredited investors (the “January Purchasers”), pursuant to which the Company sold the January Purchasers, and the January Purchasers purchased from the Company, 300 shares of Series B Preferred Stock for $300,000, and warrants to purchase 396,000 shares of common stock with an exercise price of $2.61 per share; 500 shares of Series B Preferred Stock for $500,000, and warrants to purchase 660,000 shares of common stock with an exercise price of $2.59 per share; and 50 shares of Series B Preferred Stock for $50,000, and warrants to purchase 66,000 shares of common stock with an exercise price of $2.59 per share, respectively. Each of the January SPAs closed on the dates they were entered into, and the warrants were granted on the same dates.

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

If the Company or any subsidiary at any time while the warrants are outstanding, shall sell, enter into an agreement to sell or grant any option to purchase, or sell or grant any right to reprice, or otherwise dispose of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any common stock or common stock equivalents, at an effective price per share less than the exercise price of the warrants then in effect (such lower price, the “Base Share Price” and such issuances collectively, a “Dilutive Issuance”) then simultaneously with the consummation (or, if earlier, the announcement) of each Dilutive Issuance the exercise price shall be reduced and only reduced to equal the Base Share Price. No adjustment, however, is to be made for certain customary Exempt Issuances (as defined in the SPAs).

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

The Company purchased the Patents and assigned the Patents to its then newly formed wholly-owned subsidiary, MangoRx IP Holdings, LLC, a Texas limited liability company (“MangoRx IP”).

On February 11, 2025, and effective on December 31, 2024, we and Intramont entered into a letter agreement, amending the Intramont IP Purchase Agreement (the “Amendment Letter”), pursuant to which Intramont has agreed that all funds paid by the Company towards the furtherance and development of the Patents would be credited against the Cash Payments owed to Intramont and we agreed to work in good faith with Intramont on financing, developing and commercializing the Patents.

As a result of the Amendment Letter, as of March 31, 2025 a total of $251,424 remains due to Intramont in connection with the Cash Payments, which the Company expects to pay over time, by way of expenses associated with the development of the Patents.

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

On January 30, 2025, the Company, with the approval of the disinterested members of the Board of Directors and the Company’s Audit Committee, made up of independent members of the Board of Directors, entered into two Assignment, Assumption and Novation Agreements (the “Epiq Scripts Assignments”) with Epiq Scripts, LLC, which is 52% owned by Jacob Cohen, the Company’s Chief Executive Officer and Chairman, and the Chief Executive Officer and sole director of Mango & Peaches, the Company’s current wholly-owned subsidiary (provided that the Company has agreed to issue Mr. Cohen (a) 4,892,906 shares of the common stock of Mango & Peaches (representing 49.0% of Mango & Peaches’s outstanding shares of common stock); and (b) 100 shares of Series A Super Majority Voting Preferred Stock of Mango & Peaches, which will have the right to vote fifty-one percent (51%) of the total vote on all Mango & Peaches shareholder matters).

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

MangoRx Mexico S.A. de C.V., a Mexican Stock Company, is 98% owned by Mango & Peaches Corp. (“MangoRx Mexico”) The entity was formed in September 2023 and had limited operations as of March 31, 2025.

MangoRx UK Limited, a company incorporated under the laws of the United Kingdom, is 100% owned by Mango & Peaches Corp. The entity was formed in October 2023 and has had limited operations as of March 31, 2025.

Mango & Peaches Corp., a company incorporated under the laws of Texas, is 100% owned by Mangoceuticals, Inc.

MangoRx IP Holdings, LLC, a Texas limited liability company which is 100% owned by Mangoceuticals, Inc. (“MangoRx IP”). The entity has had limited operations as of March 31, 2025.

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

Cash Equivalents

Highly liquid investments with original maturities of three months or less are considered cash equivalents. The Company maintains the majority of its cash accounts at a commercial bank. The Federal Deposit Insurance Corporation (“FDIC”) insures the total cash balance up to $250,000 per commercial bank. From time to time, cash in deposit accounts may exceed the FDIC limits, the excess would be at risk of loss for purposes of the statement of cash flows. There are no cash equivalents at March 31, 2025 and December 31, 2024.

December 2024 Subsidiary Reorganization

On December 13, 2024, the Company, entered into a Parent Subsidiary Contribution Agreement with Mango & Peaches Corp., a Texas corporation, a then recently formed wholly-owned subsidiary of the Company (the “Contribution Agreement”). Pursuant to the Contribution Agreement, the Company contributed substantially all of its assets, including ownership of: (a) its 98% ownership of MangoRx Mexico S.A. de C.V., a Mexican Stock Company; and (b) its 100% ownership of MangoRx UK Limited, a company incorporated under the laws of the United Kingdom (collectively, the “Contributed Assets”), to Mango & Peaches, in order to restructure the ownership and operations of the Company, better segregate such operations and liabilities and provided for the issuance of a portion of the capital of Mango & Peaches to Mr. Jacob Cohen, the Chief Executive Officer of the Company (the “Subsidiary Reorganization”).

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

Intangible Assets

The Company’s intangible assets consist of patents acquired through purchase and master distributor license agreements, as described above.

The patents are classified as finite-lived intangible assets and are amortized on a straight-line basis over their estimated useful lives, which range from 14 to 17 years.

The carrying amount of patents as of March 31, 2025 is as follows:

●	Gross carrying amount:	$15,954,150
●	Accumulated amortization:	$998,348
●	Net carrying amount:	$14,955,802

Amortization expense for the three months ended March 31, 2025 was $276,815. The estimated amortization expense for the next five years is as follows:

●	Year 1: $1,122,639
●	Year 2: $1,122,639
●	Year 3: $1,122,639
●	Year 4: $1,122,639
●	Year 5: $1,122,639

In the years thereafter, the amount to be amortized will be $9,619,421.

The Company performs annual impairment testing for its intangible assets to ensure that the carrying amount does not exceed the recoverable amount. For the three months ended March 31, 2025, no impairment losses were recognized.

Master Distribution Agreement with Propre Energie Inc.

On January 30, 2025, the Company entered into a Master Distribution Agreement (“MDA”) with Propre Energie Inc., granting the Company a license to certain intellectual property and patent rights related to clinically proven plant-based formulations under the brand Dermytol®. These formulations target hyperpigmentation, dark spots, uneven skin tone, and skin brightening.

As consideration, the Company issued 650,000 common shares with a par value of $0.0001 and a fair value of $1,963,000 on the issuance date. The agreement has an initial term of three years, renewable for up to three additional one-year terms, subject to notice provisions. Propre Energie Inc. retains the right to terminate in the event the Company sells substantially all assets or a majority interest in the business. Either party may terminate in the event of breach (with a 90-day cure period) or insolvency.

The agreement is accounted for as an intangible asset under ASC 350-30, given the exclusive licensing rights and identifiable future economic benefits. The asset is amortized straight-line over three years, subject to annual impairment review in accordance with GAAP.

Master Distribution Agreement with Navy Wharf, Ltd.

On March 24, 2025, the Company entered into a Master Distribution Agreement (“MDA”) with Navy Wharf, Ltd., a Turks and Caicos limited company, granting the Company exclusive distribution rights for Diabetinol®, a nutraceutical product formulated to manage blood glucose and HbA1c levels.

As consideration, the Company issued 1,000,000 common shares with a par value of $0.0001 and a fair value of $4,750,000 on the issuance date. The agreement grants exclusive rights within the United States and Canada, preventing Navy Wharf from appointing other distributors or marketing products under an alternative brand without prior consent.

The agreement is perpetual unless terminated sooner under conditions such as breach of contract, insolvency, or other defined provisions. The Company is also responsible for appointing sub-distributors at its own risk, expense, and supervision.

The agreement is accounted for as an intangible asset under ASC 350-30, given the exclusive licensing rights and identifiable future economic benefits. The asset is amortized straight-line over three years, subject to annual impairment review in accordance with GAAP.

Amortization expense for the three months ended March 31, 2025 was $137,927. The estimated amortization expense for the next five years is as follows:

●	Year 1: $2,237,666
●	Year 2: $2,237,667
●	Year 3: $2,237,667
●	Year 4: $-0-
●	Year 5: $-0-

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

The following table outlines the currency exchange rates that were used in preparing the consolidated financial statements:

	March 31,	December 31,
	2025	2024
Period-end spot rate	US$1=MX$0.05	US$1=MX$0.05
Average rate	US$1=MX$0.05	US$1=MX$0.05

Net Loss Per Common Share

We compute net loss per share in accordance with ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were 156,667 options, 1,742,333 warrants, and no derivative securities outstanding as of March 31, 2025. There were 156,667 options, 940,333 warrants, and no derivative securities outstanding as of December 31, 2024.

Use of Estimates and Assumptions

The preparation of consolidated financial statements in accordance with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results can, and in many cases will, differ from those estimates.

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

The following tables summarize our financial instruments measured at fair value as of March 31, 2025 and December 31, 2024.

	Fair Value Measurements at March 31, 2025
	Level 1	Level 2	Level 3
Assets
Cash	$76,496	$-	$-
Total assets	76,496	-	-
Liabilities
Total liabilities	-	-	-
	$74,496	$-	$-

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3
Assets
Cash	$58,653	$-	$-
Total assets	58,653	-	-
Liabilities
Total liabilities	-	-	-
	$58,653	$-	$-

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

Concentration and Risks

The Company’s operations are subject to risks including financial, operational, regulatory and other risks including the potential risk of business failure. For the three months ended March 31, 2025 and the year ended December 31, 2024, the Company had no significant revenue from continuing operations which were derived from a single or a few major customers.

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

In November 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. There was no material effect on the consolidated financial statements for the three months ended March 31, 2025.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. There was no material effect on the consolidated financial statements for the three months ended March 31, 2025.

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

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement. Material related party transactions have been identified in Note 6 in the notes to consolidated financial statements.

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

Inventories

Inventories are stated at the lower of cost or net realizable value with cost being determined on a first-in, first-out (“FIFO”) basis. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. During the three months ended March 31, 2025 and the year ended December 31, 2024, there were no inventory write-downs.

Marketing and Advertising

The Company follows the policy of charging the costs of marketing and advertising to expense as incurred. The Company charged $281,732 and $852,383 towards marketing and advertising for the three months ended March 31, 2025 and 2024, respectively.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of FASB ASC 855, Subsequent Events, for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the consolidated financial statements were issued (see Note 11).

NOTE 3 – PREPAID EXPENSES

At March 31, 2025 and December 31, 2024, and in association with the Consulting Agreement and Statement of Work with Levo Healthcare Consulting, Inc., our third party consultant, the Company prepaid the contractor as an advance to be credited towards future advertising spend. As of March 31, 2025 and December 31, 2024, the balance was $83,214 and $-0-, respectively.

NOTE 4 – DEPOSITS

The Company signed a lease agreement for office space, effective October 1, 2022, which included an initial security deposit of $16,942. As of March 31, 2025 and December 31, 2024, the balance was $16,942 for each period.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Depreciation for the three months ended March 31, 2025 and 2024 was $250 and $6,224, respectively. On May 15, 2024, the Company disposed of $119,819 of equipment to Epiq Scripts, LLC, a related party. The equipment was sold for $65,000, realizing a loss on sale of assets of $18,387. The below schedule shows property, plant and equipment as of:

	March 31, 2025	December 31, 2024

Computers	5,062	5,062
Equipment	119,819	119,819
Less accumulated depreciation:	(2,506)	(2,256)
Disposed equipment	(119,819)	(119,819)
Property and equipment, net	2,556	2,806

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

On June 29, 2022, the Company received an advance of $25,000 from Cohen Enterprises in order to cover various general and administrative expenses. The Company repaid Cohen Enterprises $25,000 on August 18, 2022 bringing the total amount owed to Cohen Enterprises to $89,200 as of December 31, 2022. This amount was paid in full on April 4, 2023 and the amount owed to Cohen Enterprises was $0 as of March 31, 2025 and December 31, 2024. Previously recorded imputed interest equal to eight percent (8%) per annum, or a total of $8,232 against the related party advances, was cancelled and reversed for the year ended December 31, 2023.

On March 1, 2024, the Company borrowed $37,500 from Ronin Equity Partners, which is owned and controlled by Jacob D. Cohen, the Company’s Chief Executive Officer and Chairman of the Board of Directors. The amount borrowed is payable on demand and does not accrue interest. The Company repaid the full amount of $37,500 on October 7, 2024 with no interest.

On March 18, 2024, the Company borrowed $50,000 from Cohen Enterprises which is owned and controlled by Jacob D. Cohen, the Company’s Chief Executive Officer and Chairman of the Board of Directors. The amount borrowed is payable on demand and does not accrue interest. This note was included with a new note, see below.

On April 1, 2024, the Company borrowed $100,000 from Cohen Enterprises, which is owned and controlled by Jacob D. Cohen, the Company’s Chief Executive Officer and Chairman of the Board of Directors. The amount borrowed is payable on demand and does not accrue interest. This note was included with a new note, see below.

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

During the three months ended March 31, 2025, Mr. Cohen used his personal credit card for payments to a third party vendor for services rendered to the Company. The total amount outstanding as of March 31, 2025 was $25,879.

NOTE 7 – NOTES PAYABLE

On November 18, 2022, the Company entered into a note payable with a vendor for the purchase of equipment in the amount of $78,260. The note bears no interest and was due in three payments of $5,000 each January 1, 2023 through March 1, 2023, a $31,630 payment on April 1, 2023 and a final payment on May 1, 2023 for the outstanding balance. The January 1 and March 1, 2023 payments were timely made and on March 23, 2023, the Company elected to pay off the remaining balance of $63,260. The outstanding balance as of March 31, 2025 and December 31, 2024 was $0. See Note 6 for further details regarding the subsequent sale of this equipment.

On December 13, 2024, Cohen Enterprises, Inc., which is owned and controlled by Jacob Cohen, our Chief Executive Officer, entered into a Note Purchase Agreement with Mill End Capital Ltd. (“Mill End”), and sold a Promissory Note totaling $150,000 (the “Promissory Note”) to Mill End. The Promissory Note bears interest of 12% (default rate) and is due on January 2, 2025. As of December 31, 2024, the note has accrued interest of $13,700.

On January 15, 2025, the Company entered into a Debt Conversion Agreement (the “Debt Conversion Agreement”) with Mill End, pursuant to which acquired by Mill End from Cohen Enterprises on December 13, 2024, for $150,000.

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

Series B Convertible Preferred Stock

On March 28, 2024 and amended on June 27, 2024, the Company designated 6,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”). Each Series B Preferred Stock share has a stated value equal to $1,100, subject to increase under the terms of the designation (the “Stated Value”). As of March 31, 2025 and December 31, 2024, there were 1,332 and 1,620 shares of Series B Preferred Stock issued and outstanding, respectively.

On April 5, 2024, we agreed to definitive terms on a Securities Purchase Agreement dated April 4, 2024 9the “SPA”), with an institutional accredited investor (the “Purchaser”), pursuant to which the Company agreed to sell to the Purchaser, and the Purchaser agreed to purchase from the Company, 1,500 shares of Series B Preferred Stock for $1,650,000, and warrants to purchase up to 220,000 shares of common stock (the “Initial Warrants”) for an aggregate purchase price of $1,500,000. On the Initial Closing Date, the Company sold the Purchaser 500 shares of Series B Preferred Stock and the Initial Warrants, for an aggregate of $500,000. The Initial Warrants can be exercised separately from the Series B Preferred Stock. Thus, the warrants are a freestanding financial instrument.

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

Effective on December 18, 19, and 31, 2024, we agreed to definitive terms on Securities Purchase Agreements (the “December 2024 SPAs”), with certain institutional accredited investors (the “December 2024 Purchasers”), pursuant to which the Company sold the December 2024 Purchasers, and the December 2024 Purchasers purchased from the Company, 250 shares of Series B Preferred Stock for $250,000, and warrants to purchase 330,000 shares of common stock with an exercise price of $2.71 per share, 100 shares of Series B Preferred Stock for $100,000, and warrants to purchase 132,000 shares of common stock with an exercise price of $2.57 per share, and 50 shares of Series B Preferred Stock for $50,000, and warrants to purchase 60,000 shares of common stock, with an exercise price of $2.57 per share. Each of the SPAs closed on the dates they were entered into, and the warrants were granted on the same dates.

Effective on January 3rd and 6th, 2025, we agreed to definitive terms on Securities Purchase Agreements (the “January 2025 SPAs”), with certain institutional accredited investors (the “January 2025 Purchasers”), pursuant to which the Company sold the January 2025 Purchasers, and the January 2025 Purchasers purchased from the Company, 300 shares of Series B Preferred Stock for $300,000, and warrants to purchase 396,000 shares of common stock with an exercise price of $2.61 per share; 500 shares of Series B Preferred Stock for $500,000, and warrants to purchase 660,000 shares of common stock with an exercise price of $2.59 per share; and 50 shares of Series B Preferred Stock for $50,000, and warrants to purchase 66,000 shares of common stock with an exercise price of $2.59 per share, respectively. Each of the January 2025 SPAs closed on the dates they were entered into, and the warrants were granted on the same dates.

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

On March 25, 2025, a holder of the Company’s Series B Convertible Preferred Stock converted 146 shares of Series B Convertible Preferred Stock (with an aggregate stated value of $385,002) into 256,667 shares of common stock of the Company pursuant to the terms of such Series B Convertible Preferred Stock, including the current conversion price of $1.50 per share.

On March 25, 2025, a holder of the Company’s Series B Convertible Preferred Stock converted 116 shares of Series B Convertible Preferred Stock (with an aggregate stated value of $160,602) into 107,067 shares of common stock of the Company pursuant to the terms of such Series B Convertible Preferred Stock, including the current conversion price of $1.50 per share.

On March 25, 2025, a holder of the Company’s Series B Convertible Preferred Stock converted 350 shares of Series B Convertible Preferred Stock (with an aggregate stated value of $127,602) into 85,067 shares of common stock of the Company pursuant to the terms of such Series B Convertible Preferred Stock, including the current conversion price of $1.50 per share.

On March 26, 2025, a holder of the Company’s Series B Convertible Preferred Stock converted 218 shares of Series B Convertible Preferred Stock (with an aggregate stated value of $239,800) into 159,866 shares of common stock of the Company pursuant to the terms of such Series B Convertible Preferred Stock, including the current conversion price of $1.50 per share.

On March 28, 2025, a holder of the Company’s Series B Convertible Preferred Stock converted 74 shares of Series B Convertible Preferred Stock (with an aggregate stated value of $63,801) into 42,533 shares of common stock of the Company pursuant to the terms of such Series B Convertible Preferred Stock, including the current conversion price of $1.50 per share.

On March 28, 2025, a holder of the Company’s Series B Convertible Preferred Stock converted 260 shares of Series B Convertible Preferred Stock (with an aggregate stated value of $286,002) into 190,667 shares of common stock of the Company pursuant to the terms of such Series B Convertible Preferred Stock, including the current conversion price of $1.50 per share.

On March 28, 2025, a holder of the Company’s Series B Convertible Preferred Stock converted 58 shares of Series B Convertible Preferred Stock (with an aggregate stated value of $81,402) into 54,267 shares of common stock of the Company pursuant to the terms of such Series B Convertible Preferred Stock, including the current conversion price of $1.50 per share.

On March 17, 2025, with the approval of the shareholders of the Company at the special meeting of shareholders held on the same date, the Company submitted to the Secretary of the State of Texas, an amendment to the Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Mangoceuticals, Inc., to: (a) reduce the conversion price set forth therein to a fixed price of $1.50 per share (subject to customary adjustments for stock splits) (compared to having a fixed conversion price of $2.25 prior to the amendment); (b) reduce the floor price set forth therein from $2.25 to $1.50 per share (subject to customary adjustments for stock splits); (c) remove the dividend rights set forth therein (except for standard participatory rights for dividends declared on the Company’s common stock); and exclude the Company’s current wholly-owned subsidiary, Mango & Peaches, from the definition of Change of Control Transaction thereunder (as a result, the issuance of securities of Mango & Peaches to Mr. Jacob Cohen, the Company’s Chief Executive Officer and Chairman, will not be a Change of Control Transaction, trigger an event of default under the Series B Preferred Stock or be deemed an Equity Condition (as defined in the designation of the Series B Preferred Stock)(the “Designation Amendment”).

As of March 31, 2025, there were 1,332 Series B Preferred Stock shares outstanding.

6% Series C Convertible Cumulative Preferred Stock

On April 18, 2024, the Company designated 6,250,000 shares of a then new series of preferred stock, par value $0.0001 per share, the Company’s “6% Series C Convertible Cumulative Preferred Stock” (the “Series C Preferred Stock”). As of March 31, 2025 and December 31, 2024, there were 980,000 and 980,000 shares of Series C Preferred Stock issued and outstanding, respectively. The Series C Preferred Stock has a stated value equal to $20 per share, subject to increase under the terms of the designation (the “Stated Value”).

As of March 31, 2025, as required under the terms of the Series C Preferred Stock, the Company has accrued but undeclared dividends on the Series C Preferred Stock totaling $1,096,109, which has been added  to the stated value.

On April 24, 2024, the Company entered into a Patent Purchase Agreement, with Intramont Technologies, Inc. (“Intramont” and the “Intramont Purchase Agreement”). Pursuant to the Intramont Purchase Agreement, the Company purchased certain patents and patent applications owned by Intramont, related to the prevention of infections, including the common cold, respiratory diseases, and orally transmitted diseases such as human papillomavirus (HPV), in consideration for $20,000,000, which was payable to Intramont by (a) the issuance of 980,000 shares of Series C Preferred Stock, with a face value of $20.00 per share, for a total value of $19,600,000; and (b) $400,000 in cash, (i) with $200,000 payable on or before June 30, 2024, (ii) $100,000 payable on or before August 31, 2024, and (iii) $100,000 payable on or before November 30, 2024. The Company and Intramont have agreed to payment in full by December 31, 2024, of which $27,000 has been paid as of December 31, 2024.

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

As a result of the Amendment Letter, a total of $306,118 remains due to Intramont in connection with the Cash Payments as of March 31, 2025, which the Company expects to pay over time, by way of expenses associated with the development of the Patents.

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

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.0001 per share, of which 3,245,641 shares were issued and outstanding at December 31, 2024, and 7,144,930 shares were issued and outstanding at March 31, 2025.

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

On December 2, 2024, we entered into a renewal of the service agreement with Greentree Financial Group, Inc. Pursuant to the Service Agreement, Greentree agreed to perform the following services: (a) assist the Company with compliance filings for the quarters ended March 31, 2025, June 30, 2025, September 30, 2025, and one annual report for the year ended December 31, 2024; (b) review and advise the Company on all documents and accounting systems relating to its finances and transactions, with the purpose of bringing such documents and systems into compliance with US GAAP or disclosures required by SEC; (c) provide necessary consulting services and support as a liaison for the Company to third-party service providers, including coordination amongst the Company and their related attorneys, CPAs and the transfer agent; (d) prepare and file the Company’s tax return with the IRS for the 2024 tax year.

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

On December 19, 2024, the Company entered into a Patent Purchase Agreement with Greenfield. Pursuant to the Greenfield Purchase Agreement, we purchased certain patents and patent applications owned by Greenfield, related to mushroom-derived compositions and methods of treatment. The acquired patent encompasses nutraceutical compositions derived from functional mushrooms, including well-known varieties such as Cordyceps sinensis, Ganoderma lucidum (Reishi), and Hericium erinaceus (Lion’s Mane). These formulations are designed to deliver a range of health benefits, such as enhancing immune function, boosting cognitive performance, supporting mood and mental clarity, providing adaptogenic and antioxidant benefits, and suppressing appetite. The patent also specifies the flexibility of the formulations, allowing for the combination of these compounds in precise dosages to maximize synergistic effects. (the “Greenfield Patents”), in consideration for $1,344,150, which was paid to Greenfield by the issuance of 515,000 shares of the Company’s common stock (the “Stock”).

On January 15, 2025, pursuant to the Debt Conversion Agreement, the Company and Mill End agreed to convert the entire $150,000 owed by the Company to Mill End under the Promissory Note, into an aggregate of 100,000 shares of restricted common stock of the Company, based on an agreed conversion price of $1.50 per share. Pursuant to the Debt Conversion Agreement, which included customary representations and warranties of the parties, Mill End agreed that the shares of common stock issuable in connection therewith were in full and complete satisfaction of amounts owed under the Converted Note.

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

On January 15, 2025, we amended our Consulting Agreement with North York, Ltd., to include additional services related to identifying various business opportunities and strategic partnerships as reasonably requested by the Company during the term of the agreement. In consideration for agreeing to provide the additional services, the Company agreed to issue North an additional 125,000 shares of common stock (for a total of 225,000 shares of common stock) under the 2022 Plan. The additional shares were valued at $2.55 per share for a total of $318,750.

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

On February 14, 2025, the Company received a Notice of Exercise from a holder of warrants to purchase shares of common stock relating to the exercise of warrants to purchase 80,000 shares of common stock with an exercise price of $1.50 per share. The Company received the $120,000 aggregate exercise price and issued 80,000 shares of common stock to the prior holder on February 14, 2025.

On February 19, 2025, the Company entered into a Consulting Agreement with 6330 Investment & Consulting Gmbh (“6330 Consulting”), to provide certain strategic business advisory services related to making certain introductions of strategic partners and potential acquisition opportunities to the Company, and as reasonably requested by the Company during the term of the Agreement, which is for 12 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company agreed to issue 6330 Consulting 200,000 shares of common stock of the Company’s restricted common stock upon the parties’ entry into the agreement. The agreement contains customary confidentiality and non-solicitation provisions. The shares were exempt from registration pursuant to Section 4(a)(2) and/or Rule 506 of the Securities Act. The price of the shares on the date of issuance was $4.72 with a total value of $944,000 included in the $1,419,000 investor relations expenses on the statements of operations for the three months period ended, March 31, 2025. This amount is also included in the stock based compensation on the statement of changes in stockholders’ equity and the statements of cash flows for the period ended, March 31, 2025.

On March 20, 2025, the Company entered into a Subscription Agreement pursuant to which the purchaser agreed to purchase 80,000 shares of common stock of the Company’s restricted common stock from the Company for a total of $200,000 (or $2.50 per share). The Subscription Agreement included customary representations and warranties of the Purchaser and the Company.

On March 25, 2025, the Company entered into a Master Distribution Agreement (the “Navy MDA”), with Navy Wharf, Ltd (“Navy”). Pursuant to the Navy MDA, the Company will license certain intellectual property rights from Navy relating to composition and natural formula for a nutraceutical product to manage blood glucose and HbA1c levels to be marketed and sold under the brand Diabetinol®

We agreed pursuant to the Navy MDA to pay Navy 1,000,000 shares of the Company’s restricted common stock (the “Navy Shares”) and 10% of the net sales revenue we generate during the term of the Navy MDA. The Navy MDA has a term of in perpetuity, provided that Navy has a right of termination in the event we sell substantially all of our assets or a majority interest in the Company during the term and either party may terminate the agreement if the other party breaches the Navy MDA and fails to cure such breach within 90 days or becomes insolvent. The Navy MDA contains customary confidentiality provisions, representations and warranties of the parties, indemnification obligations, disclaimers and covenants, for an agreement of type and size of the Navy MDA.

On March 25, 2025, a holder of the Company’s Series B Convertible Preferred Stock converted 350 shares of Series B Convertible Preferred Stock (with an aggregate stated value of $385,000) into 256,667 shares of common stock of the Company pursuant to the terms of such Series B Convertible Preferred Stock, including the current conversion price of $1.50 per share.

On March 25, 2025, a holder of the Company’s Series B Convertible Preferred Stock converted 116 shares of Series B Convertible Preferred Stock (with an aggregate stated value of $127,600) into 85,067 shares of common stock of the Company pursuant to the terms of such Series B Convertible Preferred Stock, including the current conversion price of $1.50 per share.

On March 25, 2025, a holder of the Company’s Series B Convertible Preferred Stock converted 146 shares of Series B Convertible Preferred Stock (with an aggregate stated value of $160,600) into 107,067 shares of common stock of the Company pursuant to the terms of such Series B Convertible Preferred Stock, including the current conversion price of $1.50 per share.

On March 26, 2025, a holder of the Company’s Series B Convertible Preferred Stock converted 218 shares of Series B Convertible Preferred Stock (with an aggregate stated value of $239,800) into 159,867 shares of common stock of the Company pursuant to the terms of such Series B Convertible Preferred Stock, including the current conversion price of $1.50 per share.

On March 28, 2025, a holder of the Company’s Series B Convertible Preferred Stock converted 74 shares of Series B Convertible Preferred Stock (with an aggregate stated value of $63,800) into 42,533 shares of common stock of the Company pursuant to the terms of such Series B Convertible Preferred Stock, including the current conversion price of $1.50 per share.

On March 28, 2025, a holder of the Company’s Series B Convertible Preferred Stock converted 260 shares of Series B Convertible Preferred Stock (with an aggregate stated value of $286,000) into 190,667 shares of common stock of the Company pursuant to the terms of such Series B Convertible Preferred Stock, including the current conversion price of $1.50 per share.

On March 28, 2025, a holder of the Company’s Series B Convertible Preferred Stock converted 58 shares of Series B Convertible Preferred Stock (with an aggregate stated value of $81,400) into 54,267 shares of common stock of the Company pursuant to the terms of such Series B Convertible Preferred Stock, including the current conversion price of $1.50 per share.

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

On March 28, 2024, Mr. Arango resigned from his position as President and Director of the Company. As detailed in his employment agreement, 18,889 unvested options were forfeited upon resignation or termination of employment as an officer and director. Mr. Arango did not exercise his 14,444 vested options by the June 28, 2024 deadline for exercise, resulting in all vested options being terminated.

On July 12, 2024, the Company granted 13,333 options to purchase shares of common stock of the Company, under the 2022 Plan to Raffi Sahul, related to his agreement to serve as manager of MangoRx IP. The options have an exercise price of $5.55 per share, an original life of three years and vested immediately.

For the three months ended March 31, 2025 and 2024  , $50,979 and $37,965, respectively, has been recorded and included as stock-based compensation expense on the consolidated statement of operations. Mr. Cohen, Mr. Arango (former President and Director) and Ms. Hammer are related parties.

The following table summarizes common stock option activity  :

	Options	Weighted Average Exercise Price
Exercisable, December 31, 2023	120,833	$8.43

Granted	13,333	$5.55
Exercised	-	-
Expired / Forfeited	(33,333)	16.50
Outstanding, December 31, 2024	156,666	$9.34
Exercisable, December 31, 2024	140,833	$8.54

Granted	-	$5.55
Exercised	-	-
Expired / Forfeited		16.50
Outstanding, March 31, 2025	156,666	$9.34
Exercisable, March 31, 2025	145,833	$8.81

The weighted average exercise prices, remaining lives for options granted, and exercisable as of March 31, 2025 were as follows:

	Outstanding Options			Exercisable Options
Options Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$16.50	60,000	3.37	$16.50	49,167	$16.50
$4.80	83,333	3.75	$4.80	83,333	$4.80
$5.55	13,333	2.28	$5.55	13,333	$5.55

As of March 31, 2025, the fair value of exercisable options outstanding was $888,294. The aggregate initial fair value of the options measured on the grant dates of August 31, 2022, May 1, 2023, December 28, 2023 and July 12, 2024 was calculated using the Black-Scholes option pricing model based on the following assumption:

Fair Value of common stock on measurement date	$14.90 – 4.33
Risk free interest rate	4.10% - 3.30%
Volatility	232.05% - 92.54%
Dividend Yield	0%
Expected Term	6.0 - 3.0

(1)	The risk-free interest rate was determined by management using the market yield on U.S. Treasury securities with comparable terms as of the measurement date.
(2)	The trading volatility was determined by calculating the volatility of the Company’s peer group.
(3)	The Company does not expect to pay a dividend in the foreseeable future.
(4)	The Company, in accordance with staff accounting bulletin (“SAB”)14-D.2, used the simplified method (plain vanilla) to determine the overall expected term.

Warrants:

In August 2022, the Company initiated a private placement of up to $2 million of units to accredited investors, with each unit consisting of one-fifteenth of a share of common stock and a warrant to purchase one-fifteenth of one share of common stock, at a price of $1.00 per unit (the “Private Placement Warrants”). The warrants have a five-year term (from each closing date that units were sold) and an exercise price of $15.00 per share. In total, we sold an aggregate of 2,000,000 units for $2,000,000 to 23 accredited investors between August 16, 2022 and December 22, 2022. There were Private Placement Warrants to purchase 65,033 and 65,033 shares of common stock outstanding as of March 31, 2025 and December 31, 2024, respectively.

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

As additional consideration in connection with the follow-on offering, upon the closing of the follow-on offering, we granted Boustead Securities, LLC, the representative of the underwriters named in the Underwriting Agreement for the follow on offering following the IPO, warrants to purchase 18,667 shares of common stock with an exercise price of $5.70 per share, which were exercisable six months after the effective date of the registration statement filed in connection with the follow-on offering (December 19, 2023) and expire five years after such effectiveness date. The fair value of the warrants on the grant date was $78,174.

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

From December 18 - 31, 2024, pursuant to the December 2024 SPAs, the Company issued a common stock purchase warrant for the purchase of 528,000 shares of its common stock at a weighted average exercise price of $2.62 per share to the December 2024 Purchasers. The warrant is exercisable at any time and from time to time, in whole or in part, until December 18 -31, 2029. The fair value of the warrants on the grant date was $1,193,887.

Effective on January 3rd and 6th, 2025, we agreed to definitive terms on the January 2025 SPAs with the January 2025 Purchasers pursuant to which the Company sold the January 2025 Purchasers, and the January 2025 Purchasers purchased from the Company, 300 shares of Series B Preferred Stock for $300,000, and warrants to purchase 396,000 shares of common stock with an exercise price of $2.61 per share; 500 shares of Series B Preferred Stock for $500,000, and warrants to purchase 660,000 shares of common stock with an exercise price of $2.59 per share; and 50 shares of Series B Preferred Stock for $50,000, and warrants to purchase 66,000 shares of common stock with an exercise price of $2.59 per share, respectively. Each of the SPAs closed on the dates they were entered into, and the warrants were granted on the same dates. The fair value of the warrants on the grant date was $2,226,602.

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

On February 14, 2025, the Company received a Notice of Exercise from a holder of warrants to purchase shares of common stock relating to the exercise of warrants to purchase 80,000 shares of common stock with an exercise price of $1.50 per share. The Company received the $120,000 aggregate exercise price and issued 80,000 shares of common stock to the prior holder on February 14, 2025.

As of March 31, 2025 and December 31, 2024, the fair value of warrants outstanding was $4,878,814 and $2,895,787, respectively. Because the warrants vested immediately, the fair value was assessed on the grant date.

The following table summarizes common stock warrants activity  :

	Warrants	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2023	89,533	16.95
Exercisable, December 31, 2023	89,533	16.95

Granted	850,800	5.75
Exercised	-	-
Expired	-	-
Cancelled	-	-
Outstanding, December 31, 2024	940,333	5.08
Exercisable, December 31, 2024	940,333	$5.08

Granted	1,122,000	1.50
Exercised	320,000	1.50
Expired	-	-
Cancelled	-	-
Outstanding, March 31, 2025	1,742,333	3.09
Exercisable, March 31, 2025	1,742,333	$3.09

The weighted average exercise prices, remaining lives for warrants granted, and exercisable as of March 31, 2025, were as follows:

	Outstanding and Vested Warrants
Weighted Average Warrant Exercise Price Per Share	Shares	Life (Years)
$3.09	1,742,333	4.48

As of March 31, 2025, warrants to purchase 1,742,333 shares of common stock are outstanding and vested, and the vested stock warrants have a weighted average remaining life of 4.48 years.

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

NOTE 9 – GOING CONCERN

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the next twelve months. As reflected in the accompanying consolidated financials, the Company had a net loss of $4,839,489 for the three months ended March 31, 2025 and an accumulated deficit of $25,939,986 as of March 31, 2025. The Company will need to raise additional capital to successfully execute its business plan of which there can be no assurance. The sources of this capital are expected to be the sale of equity and debt, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing shareholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues, our financial position, and liquidity, or force us to abandon our business plan. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Unless management is able to obtain additional financing, it is unlikely that the Company will be able to meet its funding requirements during the 12 months from date of issuance of this filing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On May 5, 2025, the Company entered into a Compromise Settlement Agreement and Mutual Release (the “Settlement”) between the Company, Jacob D. Cohen, the Company’s Chief Executive Officer and Chairman and 1800 Diagonal Lending, LLC (“1800 Diagonal”). Pursuant to the Settlement and in consideration for general releases of all parties, and the dismissal of a lawsuit with prejudice, pursuant to which 1800 Diagonal has made claims against the Company and Mr. Cohen, the Company agreed to issue 1800 Diagonal 62,500 shares of restricted common stock of the Company (the “Settlement Shares”). The Settlement Agreement was entered into following a mediation between the parties.

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

The Company has right-of-use assets of $43,774 and operating lease liabilities of $47,713 as of March 31, 2025. Operating lease expense for the three months ended March 31, 2025 was $16,492, The Company has recorded $0 in impairment charges related to right-of-use assets during the three months ended March 31, 2025.

Maturity of Lease Liabilities at March 31, 2025	Amount
2025	49,156
Total lease payments	49,156
Less: Imputed interest	(1,442)
Present value of lease liabilities	$47,713

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the consolidated balance sheet date but before the consolidated financial statements are issued. Based on the evaluation, the Company identified the following subsequent events:

On April 2, 2025, MAAB Global Ltd. (“MAAB”), the holder of $500,000 of debt owed to MAAB from the Company, which amount was previously owed to Barstool Sports Inc., and subsequently purchased by MAAB in January 2025, was converted into 333,333 shares of the Company’s common stock, at a conversion price of $1.50 per share, pursuant to the terms of such debt, as amended on January 27, 2025.

On April 3, 2025, a holder of the Company’s Series B Convertible Preferred Stock converted 350 shares of Series B Convertible Preferred Stock (with an aggregate stated value of $385,000) into 256,667 shares of common stock of the Company pursuant to the terms of such Series B Convertible Preferred Stock, including the current conversion price of $1.50 per share.

On April 8, 2025, we entered into a Consulting Agreement with 2855322 Ontario Inc. (“2855322 Ontario”), whereby 2855322 Ontario agreed to provide financial advisory, investor awareness and related consulting services as reasonably requested by the Company during the term of the agreement, which is for 6 months. In consideration for agreeing to provide the services under the agreement, the Company issued 2855322 Ontario 28,260 shares of common stock valued at $1.60 per share for a total of $45,216.

Effective on April 10, 2025, the Company issued, after recommendation by the Compensation Committee of the Company’s Board of Directors and approval by the Board of Directors, an aggregate of 335,000 fully-vested and earned shares of Company common stock under the Company’s Second Amended and Restated Mangoceuticals, Inc. 2022 Equity Plan (the “Plan”), as a discretionary bonus for consideration for services rendered during 2025, to certain of the Company’s officers and directors, as discussed below. The Plan has been registered on Form S-8 Registration Statements previously filed by the Company.

Included as part of the issuances was the issuance of the following shares of common stock to officers and directors of the Company:

Recipient	Position With Company	Shares
Jacob D. Cohen	Chief Executive Officer and Chairman	200,000
Antonios Isaac	President and Director	60,000
Kenny Myers	Director	25,000
Alex Hamilton	Director	25,000
Lorraine D’Alessio	Director	25,000

On April 10, 2025, we entered into a Consulting Agreement with Luca Consulting, LLC, whereby Luca agreed to provide general consulting services as reasonably requested by the Company during the term of the agreement, which was for 12 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued Luca 60,000 shares of common stock under the Company’s 2022 Equity Incentive Plan. The shares were valued at $1.57 per share for a total of $94,200.

On April 10, 2025, we amended our Consulting Agreement with North York, Ltd., to include additional services related to identifying various business opportunities and strategic partnerships as reasonably requested by the Company during the term of the agreement. In consideration for agreeing to provide the additional services, the Company agreed to issue North an additional 110,000 shares of common stock under the 2022 Plan. The additional shares were valued at $1.57 per share for a total of $172,700.

On April 11, 2025, the Company agreed to definitive terms on a Securities Purchase Agreement with an institutional accredited investor pursuant to which the Company sold the Purchaser, and the Purchaser purchased from the Company 100 shares of Series B Convertible Preferred Stock of the Company for $100,000.

On April 15, 2025, the Company borrowed $500,000 from Indigo Capital LP (the “Holder”), which loan was evidenced by a Promissory Note dated April 15, 2025 (the “Promissory Note”). The Promissory Note bears interest at 18% per annum, compounded monthly, with accrued interest payable in full on the maturity date, subject to acceleration and prepayment terms as described below. The Promissory Note matures on the earlier of (i) April 15, 2026 (the “Stated Maturity Date”), (ii) the date on which the Holder provides written notice of acceleration following an event of default or other specified triggering event, and (iii) five (5) business days following the closing of a Qualified Funding (a “Mandatory Prepayment”). “Qualified Financing” means a fundraising by the Company, other than in connection with the sale of notes on substantially similar terms as this Promissory Note, after the date of the Promissory Note, for the principal purpose of raising capital.

On April 16, 2025, we amended our Consulting Agreement with Spartan Crest Capital, to include additional services related to identifying various business opportunities and strategic partnerships as reasonably requested by the Company during the term of the agreement. In consideration for agreeing to provide the additional services, the Company agreed to issue Spartan an additional 410,000 shares of common stock under the 2022 Plan. The additional shares were valued at $2.00 per share for a total of $820,000.

On April 16, 2025, we entered into a Consulting Agreement with Cardinal Advisors, Ltd (“Cardinal”), whereby Cardinal agreed to provide general consulting services as reasonably requested by the Company during the term of the agreement, which was for 12 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued Cardinal 100,000 shares of common stock under the Company’s 2022 Equity Incentive Plan. The shares were valued at $2.00 per share for a total of $200,000.

On April 18, 2025, we entered into a Consulting Agreement with ArcStone Securities and Investments Corp. (“ArcStone”), whereby ArcStone agreed to provide financial advisory, investor awareness and related consulting services as reasonably requested by the Company during the term of the agreement, which is for 6 months. In consideration for agreeing to provide the services under the agreement, the Company issued ArcStone 100,000 shares of common stock valued at $2.57 per share for a total of $257,000.

On April 24, 2025, the Company entered into an Intellectual Property Purchase Agreement (the “Smokeless Purchase Agreement”), with Smokeless Technology Corp. (“Smokeless”). Pursuant to the Smokeless Purchase Agreement, we purchased certain intellectual property, contracts, and know-how owned by Smokeless related to certain intellectual property and related assets including, without limitation, all patents, trademarks, product formulations, know-how, agreements, contracts, contractor agreements, supply chain contracts, manufacturing contacts and agreements for the entrance into a new business involving and surrounding oral pouches as a delivery mechanism for nutritional and wellness products (collectively, the “Purchased IP”), in consideration for 1,600,000 shares of the Company’s restricted common stock (the “IP Purchase Shares”) and the Royalty Payments (defined and discussed below).

Pursuant to the Smokeless Purchase Agreement, we agreed to pay Smokeless a royalty of ten percent (10%) of gross worldwide sales of any product we sell associated with the Purchased IP, which meets the following requirements: (a) the design of the product was not transferred or provided for purposes of providing a license to cover an offering of a third party and controlled by us, and (b) the product is sold by us, or in development with the intention to commercialize (collectively, “Mango Purchased IP Products”), which will go into effect on the first anniversary of the Effective Date (April 23, 2026) and are required to be paid in perpetuity to the extent the Mango Purchased IP Products are being sold (the “Royalty Payments”). The Royalty Payments are required to be paid on an annual basis, within 30 days after the end of the calendar year.

On April 28, 2025, a holder of the Company’s Series B Convertible Preferred Stock converted 100 shares of Series B Convertible Preferred Stock (with an aggregate stated value of $110,000) into 73,333 shares of common stock of the Company pursuant to the terms of such Series B Convertible Preferred Stock, including the current conversion price of $1.50 per share.

On May 1, 2025, a holder of the Company’s Series B Convertible Preferred Stock converted 300 shares of Series B Convertible Preferred Stock (with an aggregate stated value of $330,000) into 220,000 shares of common stock of the Company pursuant to the terms of such Series B Convertible Preferred Stock, including the current conversion price of $1.50 per share.

On May 1, 2025, we entered into a Consulting Agreement with LSTM Holdings, LLC (“LSTM”), whereby LSTM agreed to provide general consulting services as reasonably requested by the Company during the term of the agreement related to MangoRx Mexico S.A., which was for 12 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued LSTM 200,000 shares of common stock under the Company’s 2022 Equity Incentive Plan. The shares were valued at $1.69 per share for a total of $338,000.

On May 2, 2025, the Company borrowed $100,000 from The Tiger Cub Trust, which trust is controlled by the Company’s Chief Executive Officer and Chairman, Jacob D. Cohen (“Tiger Cub”), and entered into a Promissory Note with Tiger Cub to evidence such loan. The Promissory Note has a principal balance of $100,000. The Promissory Note bears interest at a rate of 18% per annum, compounded monthly, and matures on the earliest of (i) May 2, 2026, (ii) acceleration upon an event of default at the option of the holder, or (iii) five business days following the closing of a Qualified Financing.

On May 5, 2025, the Company entered into a Compromise Settlement Agreement and Mutual Release (the “Settlement”) between the Company, Jacob D. Cohen, the Company’s Chief Executive Officer and Chairman and 1800 Diagonal Lending, LLC (“1800 Diagonal”). Pursuant to the Settlement and in consideration for general releases of all parties, and the dismissal of a lawsuit with prejudice, pursuant to which 1800 Diagonal has made claims against the Company and Mr. Cohen, the Company agreed to issue 1800 Diagonal 62,500 shares of restricted common stock of the Company (the “Settlement Shares”). The Settlement Agreement was entered into following a mediation between the parties.

On May 13, 2025, Mango & Peaches Corp., the Company’s then wholly-owned subsidiary (“Mango & Peaches”) issued 4,892,906 shares of its common stock and 100 shares of its Series A Super Majority Voting Preferred Stock (collectively, the “M&P Stock”) to Jacob Cohen, the Chief Executive Officer and Chairman of the Company and the Chief Executive Officer of Mango & Peaches, which was due pursuant to the terms of Mr. Cohen’s employment agreement with the Company, as amended.

Following the issuance of the M&P Stock, Mr. Cohen owns 49% of the outstanding common stock of Mango & Peaches and separately has the right to vote fifty-one percent (51%) of the total vote on all Mango & Peaches shareholder matters, voting separately as a class, pursuant to his ownership of the Series A Super Majority Voting Preferred Stock, giving him 75.2% voting control over Mango & Peaches.

The Series A Super Majority Voting Preferred Stock carries dividend rights, liquidation preference, conversion rights, or redemption rights. Its primary feature is its super majority voting power: while any Series A Super Majority Voting Preferred Stock shares remain outstanding, the holders collectively control 51% of the total shareholder vote of Mango & Peaches, regardless of the number of common shares outstanding (i.e., on a non-dilutive basis). Additionally, major corporate actions—such as amending governing documents, reclassifying the Series A Super Majority Voting Preferred Stock, or creating new classes of preferred stock that could affect the Series A Super Majority Voting Preferred Stock—require the approval of at least two-thirds of the Series A Super Majority Voting Preferred Stock holders. The designation also includes protective provisions preventing certain actions, such as issuing more Series A Super Majority Voting Preferred Stock or altering their rights, without majority consent from the Series A Super Majority Voting Preferred Stock holders.

On May 14, 2025, MangoRx IP Holdings, LLC (“Mango IP”), the Company’s wholly-owned subsidiary, entered into a Master Distribution Agreement with PrevenTech Solutions, LLC (“PrevenTech” and the “PrevenTech MDA”). Pursuant to the PrevenTech MDA, the Company granted PrevenTech the exclusive, worldwide, licensing and distribution rights, to certain intellectual property and patent rights held by the Company relating to respiratory illness prevention technology, including the right to sell antiviral products, including but not limited to toothpaste, lozenges, mouthwash, oral sprays, and animal feed or water additives for poultry and livestock, which may be manufactured and/or designed in a various formats, using the patents.

In consideration for the rights under the PrevenTech MDA, PrevenTech agreed to pay us 10% of the net sales revenue (as described in greater detail in the PrevenTech MDA) generated during the term of the PrevenTech MDA through the sale of products associated with our patents. The term of the PrevenTech MDA is perpetual, subject to certain termination rights that either party can exercise upon a breach of the agreement by the other party, subject to certain cure rights. Additionally, in the event that PrevenTech does not generate at least $5 million of gross sales from the sale of products within eighteen months from June 1, 2025, subject to a sixty day cure period, PrevenTech’s rights under the PrevenTech MDA become non-exclusive.

The PrevenTech MDA contains customary confidentiality provisions, representations and warranties of the parties, indemnification obligations, disclaimers and covenants, for an agreement of type and size of the PrevenTech MDA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed interim consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and the notes to those consolidated financial statements for the fiscal year ended December 31, 2024, which were included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2025 (the “2024 Annual Report”). The following discussion contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. See also “Cautionary Statement Regarding Forward-Looking Information”, above. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Quarterly Report and in other reports we file with the SEC. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason, except as otherwise provided by law.

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

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited condensed consolidated financial statements of the Company for the three months ended March 31, 2025 and 2024, above.

5

See also “Glossary of Industry Terms” beginning on page 3 of our 2024 Annual Report for information on certain of the terms used below.

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

Introduction

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. An overview of our current operations.

●	Recent Events. A summary of recent events affecting the Company.

●	Plan of Operations. A description of our plan of operations for the next 12 months including required funding.

●	Results of Operations. An analysis of our financial results comparing the three and nine months ended March 31, 2025 and 2024.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

●	Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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

All Compounded Products are produced at and fulfilled by Epiq Scripts, LLC (“Epiq Scripts”), a related party compounding pharmacy, 52% owned by Jacob Cohen, our Chief Executive Officer and Chairman, and are available to patients on the determination of a prescribing physician that the compounded drug is necessary for the individual patient. The Company also uses Epiq Scripts to fulfill all patient orders of Prime (as further discussed below).

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

Our Mango ED product has not been, and will not be, approved by the FDA and instead we produce and sell our products, including our Mango ED product, under an exemption provided by Section 503A of the Federal Food, Drug and Cosmetic Act (“FFDCA Act”). Additionally, because our Mango ED product is being specially compounded for the customer by a pharmacist with a physician’s prescription and because the ingredients for our Mango ED product are publicly disclosed, this product formula can be replicated by other companies.

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

We also market and sell the following product (such product, together with our Compounded Products, our “Pharmaceutical Products”):

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

Recent Events

In addition to the recent funding events and agreements described in greater detail below under “Liquidity and Capital Resources— Funding Arrangements”, the following material transactions took place during the three months ended March 31, 2025 and from April 1, 2025 through the filing of this Report:

Navy Wharf Master Distribution Agreement

On March 24, 2025, the Company entered into a Master Distribution Agreement (the “Navy Wharf MDA”), with Navy Wharf, Ltd (“Navy Wharf”). Pursuant to the Navy Wharf MDA, the Company was granted the exclusive licensing rights to certain intellectual property and patent rights from Navy Wharf relating to a composition and natural formula for a nutraceutical product to manage blood glucose and Hemoglobin A1c (HbA1c) levels to be marketed and sold under the brand Diabetinol®, within the United States and Canada (the “Market”).

We agreed pursuant to the Navy Wharf MDA to issue Navy Wharf 1,000,000 shares of the Company’s restricted common stock (the “Navy Shares”) and 10% of the net sales revenue (as described in greater detail in the Navy Wharf MDA) we generate during the term of the Navy Wharf MDA. The term of the Navy Wharf MDA is perpetual, subject to certain termination rights that either party can exercise upon a breach of the agreement by the other party, subject to certain cure rights. Additionally, in the event that we do not generate at least $1.5 million of gross sales from the sale of Diabetinol® products within eighteen months from June 1, 2025, subject to a sixty day cure period and subject to our right to extend such period for up to an additional 12 months upon the payment of $5 million, our rights under the Navy Wharf MDA in the Market become non-exclusive.

The Navy Wharf MDA contains customary confidentiality provisions, representations and warranties of the parties, indemnification obligations, disclaimers and covenants, for an agreement of type and size of the Navy Wharf MDA.

Intellectual Property Purchase Agreement

Effective on April 24, 2025 (the “Effective Date”), we entered into an Intellectual Property Purchase Agreement (the “Smokeless Purchase Agreement”), with Smokeless Technology Corp. (“Smokeless”). Pursuant to the Smokeless Purchase Agreement, we purchased certain intellectual property, contracts, and know-how owned by Smokeless related to certain intellectual property and related assets including, without limitation, all patents, trademarks, product formulations, know-how, agreements, contracts, contractor agreements, supply chain contracts, manufacturing contacts and agreements for the entrance into a new business involving and surrounding oral pouches as a delivery mechanism for nutritional and wellness products (collectively, the “Purchased IP”), in consideration for 1,600,000 shares of the Company’s restricted common stock and the Royalty Payments (defined and discussed below).

Pursuant to the Smokeless Purchase Agreement, we agreed to pay Smokeless a royalty of ten percent (10%) of gross worldwide sales of any product we sell associated with the Purchased IP, which meets the following requirements: (a) the design of the product was not transferred or provided for purposes of providing a license to cover an offering of a third party and controlled by us, and (b) the product is sold by us, or in development with the intention to commercialize (collectively, “Mango Purchased IP Products”), which will go into effect on the first anniversary of the Effective Date (April 23, 2026) and are required to be paid in perpetuity to the extent the Mango Purchased IP Products are being sold (the “Royalty Payments”). The Royalty Payments are required to be paid on an annual basis, within 30 days after the end of the calendar year.

The Smokeless Purchase Agreement included standard representations and warranties and confidentiality and indemnification obligations of the parties, for a transaction of that type and size.

The Smokeless Purchase Agreement, and the purchase of the Purchased IP, closed on April 24, 2025, upon the parties entry into the Smokeless Purchase Agreement.

Consulting Agreement

On April 24, 2025, we entered into a Consulting Agreement with Strategem Solutions Inc. (“Strategem” and the “Consulting Agreement”), pursuant to which Strategem agreed to provide us the services of Tim Corkum (“Corkum”), in the capacity of President of a to be formed wholly-owned subsidiary of the Company, and to provide us consulting services related to the development of a pouch division, product innovation, business development, and commercialization strategy for a smokeless product vertical. Corkum is a Director of Smokeless. The Consulting Agreement has a term of 12 months unless otherwise earlier terminated due to breach of the agreement by either party, subject to a thirty-day cure right. In consideration for agreeing to provide the services under the agreement, the Company agreed to issue an aggregate of 120,000 shares of the Company’s common stock to Strategem (the “Sign-On Shares”). The Sign-On Shares will be issued under the Mangoceuticals, Inc. 2022 Equity Incentive Plan and vest at a rate of 10,000 shares per month with the first month vesting upon execution of the Consulting Agreement. Any shares not vested on the date the term ends will be forfeited. We also agreed to pay Strategem $12,500 per month in cash during the term of the Consulting Agreement, which shall accrue on a monthly basis until the Company has completed a successful raise of an aggregate of at least $1.5 million from the sale of either debt or equity of the Company after the date of the agreement. The Consulting Agreement includes customary confidentiality and non-solicitation obligations, mutual representations and warranties, and confirmations that Strategem/Corkum is serving as an independent contractor to the Company.

PrevenTech Master Distribution Agreement

On May 14, 2025, MangoRx IP Holdings, LLC (“Mango IP”), the Company’s wholly-owned subsidiary, entered into a Master Distribution Agreement with PrevenTech Solutions, LLC (“PrevenTech” and the “PrevenTech MDA”). Pursuant to the PrevenTech MDA, the Company granted PrevenTech the exclusive, worldwide, licensing and distribution rights, to certain intellectual property and patent rights held by the Company relating to respiratory illness prevention technology, including the right to sell antiviral products, including but not limited to toothpaste, lozenges, mouthwash, oral sprays, and animal feed or water additives for poultry and livestock, which may be manufactured and/or designed in a various formats, using the patents.

In consideration for the rights under the PrevenTech MDA, PrevenTech agreed to pay us 10% of the net sales revenue (as described in greater detail in the PrevenTech MDA) generated during the term of the PrevenTech MDA through the sale of products associated with our patents. The term of the PrevenTech MDA is perpetual, subject to certain termination rights that either party can exercise upon a breach of the agreement by the other party, subject to certain cure rights. Additionally, in the event that PrevenTech does not generate at least $5 million of gross sales from the sale of products within eighteen months from June 1, 2025, subject to a sixty day cure period, PrevenTech’s rights under the PrevenTech MDA become non-exclusive.

The PrevenTech MDA contains customary confidentiality provisions, representations and warranties of the parties, indemnification obligations, disclaimers and covenants, for an agreement of type and size of the PrevenTech MDA.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

We had revenues of $109,306 for the three months ended March 31, 2025, compared to revenues of $214,095 for the three months ended March 31, 2024, which decrease was mainly due to issues involving the transition and migration from our original telemedicine and software platform to our new telehealth platform.

Cost of revenues was $24,737 and $20,795 for the three months ended March 31, 2025 and 2024, respectively, which increase was due to fluctuations in service usage and delivery costs during the current period.

Cost of revenues – related party, representing amounts paid to Epiq Scripts, our related party pharmacy for pharmacy services, totaled $22,505 and $45,902 for the three months ended March 31, 2025 and 2024, respectively, which decrease in the current period was due to our decreased revenues for the same period.

During the first quarter of 2025, we further developed our website capabilities and continued preparation for the re-launch of our website. Travel expenses were not separately disclosed for the three-month periods but are generally associated with costs related to vendor meetings, promotional events, and other travel-related activities.

General and administrative expenses were $1,540,651 and $771,958 for the three months ended March 31, 2025 and 2024, respectively, which increase was mainly due to legal expenses, technology development costs and various expenses related to the acquisitions of intellectual properties and the negotiations and entering into the various master distribution agreements for Diabetinol® and Dermytol.

Advertising and marketing expenses in the amount of $281,732 and $852,383 for the three months ended March 31, 2025 and 2024, respectively, related to digital marketing, branding initiatives, and promotional events. The decrease was related to a reduction in advertising and marketing while we focused on internal software development for our website re-launch.

Salaries and benefits were $626,598 and $293,209 for the three months ended March 31, 2025 and 2024, respectively, which increase was due to the engagement of new employees as we ramped up our internal operations in the current period.

Investor relations expenses were $1,419,000 and $143,000 for the three months ended March 31, 2025 and 2024, respectively, which increase was related to expanded efforts to raise public awareness of our stock during the current period.

Stock-based compensation totaled $1,045,479 and $454,465 (inclusive of stock issued for services and issuances of options and warrants) for the three months ended March 31, 2025 and 2024, respectively, which increase was due to greater use of equity-based incentives in the current period.

We had a reduction of $13,700 and $0 of interest expense for the three months ended March 31, 2025 and 2024, respectively, which decrease was due to interest accrued on certain notes payable that were settled by waiving the accrued interest during the 2025 period.

We had a net loss of $4,839,489 for the three months ended March 31, 2025, compared to a net loss of $2,367,617 for the three months ended March 31, 2024, an increase in net loss of $2,470,079 due to a reduction of income for the same period and increase in our general and administrative expenses related to the acquisitions of intellectual properties and the negotiations and entering into the various master distribution agreements for Diabetinol® and Dermytol.

Liquidity and Capital Resources

As of March 31, 2025, we had $76,496 of cash on-hand, compared to $58,653 of cash on-hand of December 31, 2024. We also had $16,942 of security deposit, representing the security deposit on our leased office space and $83,214 prepaid expense, related to ad placement advance payments. $2,556 of property and equipment, net, consisting of computers, office and custom product packaging equipment. and $14,955,802 of patents, net of amortization, which we acquired pursuant to certain Patent Purchase Agreements. We also had $6,576,998 as of March 31, 2025, representing license agreements, net of amortization in connection with Diabetinol® and Dermytol..

Cash decreased mainly due to funds used for general operating expenses.

As of March 31, 2025, the Company had total current liabilities of $1,503,196, consisting of $1,178,180 of accounts payable and accrued liabilities, $47,713 of right-of-use liability, operating lease, $251,424 of other liabilities related to amounts owed to Intramont in connection with the purchase of intellectual property, and $25,879 of other liabilities – related parties, representing credit card payments made by our CEO Jacob Cohen.

As of March 31, 2025, we had $27,578,998 in total assets, $1,503,196 in total liabilities, a working capital deficit of $1.36 million and a total accumulated deficit of $25,939,986.

We have mainly relied on related party loans, funds raised through the sale of securities, mainly through the private placement offerings, our initial public and our subsequent follow on offering, discussed below, and revenues generated from sales of our Pharmaceutical Products, to support our operations since inception. We have primarily used our available cash to pay operating expenses. We do not have any material commitments for capital expenditures.

We have experienced recurring net losses since inception. We believe that we will continue to incur substantial operating expenses in the foreseeable future as we continue to invest to market and sell our Pharmaceutical Products and to attract customers, expand the product offerings and enhance technology and infrastructure. These efforts may prove more expensive than we anticipate, and we may not succeed in generating commercial revenues or net income to offset these expenses. Accordingly, we may not be able to achieve profitability, and we may incur significant losses for the foreseeable future. Our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of December 31, 2024. As of March 31, 2025, our current capital resources, combined with the net proceeds from the offering, are not expected to be sufficient for us to fund operations for the next 12 months. We need to raise funding to support our operations in the future. We may also seek to acquire additional businesses or assets in the future, which may require us to raise funding. We currently anticipate such funding being raised through the offering of debt or equity. Such additional financing, if required, may not be available on favorable terms, if at all. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our shareholders experiencing significant dilution. If such financing is unavailable, we may be forced to curtail our business plan, which may cause the value of our securities to decline in value. We currently have availability of approximately $600,000 under the ELOC, which funding we may request from the April 2024 Purchaser from time to time, subject to the terms thereof, and which funding, if requested may cause dilution to existing shareholders. Additionally, we may receive funding upon the exercise of outstanding warrants from time to time, which exercises may cause dilution to existing shareholders.

To support our existing operations or any future expansion of business, including the ability to execute our growth strategy, we must have sufficient capital to continue to make investments and fund operations. We have plans to pursue an aggressive growth strategy for the expansion of operations through marketing to attract new customers for our Pharmaceutical Products.

Cash Flows

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2025
Cash used in:
Operating activities	$(2,303,353)	$(991,131)
Investing activities	—	—
Financing activities	2,285,000	267,500
Net decrease in cash equivalents	$(18,353)	$(723,631)

Net cash used in operating activities was $2,303,353 for the three months ended March 31, 2025, which was mainly due to $4,837,696 of net loss, offset by $1,938,500 of common stock issued for services, and $340,678 of accounts payable and accrued liabilities.

Net cash used in operating activities was $991,131 for the three months ended March 31, 2024, which was mainly due to $2,367,617 of net loss offset by $416,500 of common stock issued for services and $875,180 of accounts payable and accrued liabilities.

There was no net cash used in investing activities for either the three months ended March 31, 2025 or 2024.

Net cash provided by financing activities was $2,285,000 for the three months ended March 31, 2025, which was mainly due to $1,150,000 of proceeds from the sale of preferred stock for cash, $655,000 of proceeds from the sale of common stock for cash; and $480,000 of proceeds from the exercise of warrants.

Net cash provided by financing activities was $267,500 for the three months ended March 31, 2024, which was mainly due to $180,000 of proceeds from the sale of common stock for cash and $87,500 borrowed from our Chief Executive Officer and Chairman, Jacob Cohen.

Related Party Loans and Advances

On March 1, 2024, the Company borrowed $37,500 from Ronin Equity Partners, which is owned and controlled by Jacob D. Cohen, the Company’s Chief Executive Officer and Chairman. The amount borrowed is payable on demand and does not accrue interest. The Company repaid the full amount of $37,500 on October 7, 2024 with no interest.

On March 18, 2024, the Company borrowed $50,000 from Cohen Enterprises, Inc., which is owned and controlled by Jacob D. Cohen, the Company’s Chief Executive Officer and Chairman. The amount borrowed is payable on demand and does not accrue interest. This note was included with a new note, see below.

On April 1, 2024, the Company borrowed $100,000 from Cohen Enterprises, Inc., which is owned and controlled by Jacob D. Cohen, the Company’s Chief Executive Officer and Chairman. The amount borrowed is payable on demand and does not accrue interest. This note was included with a new note, see below.

On October 18, 2024, the Company entered into a $150,000 promissory note (the “Cohen Note”) with Cohen Enterprises, Inc. to evidence, document and memorialize (a) $50,000 loaned to the Company from Cohen Enterprises on March 18, 2024, and (b) $100,000 loaned to the Company from Cohen Enterprises on April 1, 2024, which amounts previously accrued no interest and were due on demand. The Cohen Note in the principal amount of $150,000, accrues interest at the rate of 8% per annum (12% upon the occurrence of an event of default), with interest accruing monthly in arrears and payable at maturity or earlier acceleration. The Cohen Note was due upon the earlier of January 2, 2025, and upon acceleration by Cohen Enterprises pursuant to the terms thereof upon default, or automatically upon certain bankruptcy events occurring. The Cohen Note may be prepaid without penalty, is unsecured and contains customary representations and covenants of the Company. The note includes customary events of default, and allows Cohen Enterprises the right to accelerate the amount due under the note upon the occurrence of such event of default, subject to certain cure rights.

On December 13, 2024, Mr. Cohen sold his note in the amount of $150,000 to a third party entity. The terms of the note remain unchanged, however, the note is no longer considered a related party note.

During the three months ended March 31, 2025, Mr. Cohen used his personal credit card for payments to a third-party vendor for services rendered to the Company. The total amount outstanding as of March 31, 2025 was $25,879.

On May 2, 2025, the Company borrowed $100,000 from The Tiger Cub Trust, which trust is controlled by the Company’s Chief Executive Officer and Chairman, Jacob D. Cohen (“Tiger Cub”), and entered into a Promissory Note with Tiger Cub to evidence such loan.

The Promissory Note has a principal balance of $100,000. The Promissory Note bears interest at a rate of 18% per annum, compounded monthly, and matures on the earliest of (i) May 2, 2026, (ii) acceleration upon an event of default at the option of the holder, or (iii) five business days following the closing of a Qualified Financing, as discussed below.

The Promissory Note includes customary terms for promissory notes, including payment hierarchy, prepayment, default events, and remedies, and customary representations and warranties of the parties and covenants of the Company.

The Company may prepay the Promissory Note at any time prior to maturity; however, any such prepayment will require a prepayment premium equal to the Make Whole Amount (defined below), minus any accrued interest as of the prepayment date, which is also payable upon prepayment. The “Make Whole Amount” is defined as an amount equal to the original principal amount of the Promissory Note, multiplied by the standard interest rate (18%), designed to approximate the holder’s expected return over the full term of the Promissory Note.

The Promissory Note also includes a mandatory prepayment provision requiring repayment of the entire outstanding amount, together with accrued interest and a make-whole premium, within five business days following the closing of a Qualified Financing. A “Qualified Financing” is defined in the Promissory Note as any fundraising transaction completed after the Promissory Note’s effective date, other than a sale of notes on substantially similar terms as the Promissory Note, undertaken primarily for the purpose of raising capital.

In the event of default, including nonpayment, material breaches, insolvency events, or material adverse effects, the holder may declare the outstanding obligations under the Promissory Note immediately due and payable (in the event of bankruptcy such repayment obligation is immediate, without notice) and immediately upon the occurrence of an event of default, without any required notice of, or action by, holder, the principal amount of the Promissory Note automatically increases to an amount equal to the then outstanding balance of the Promissory Note, plus the Make Whole Amount.

Convertible Debt

On December 13, 2024, Cohen Enterprises entered into a Note Purchase Agreement with Mill End Capital Ltd. Pursuant to the Note Purchase, Mill End Capital Ltd. (“Mill End”) purchased all of Cohen Enterprises rights under the Cohen Note, issued by the Company as borrower, to Cohen Enterprises, as lender, in the original amount of $150,000, in consideration for $150,000. The terms of the note remain unchanged; however, the note was no longer considered a related party note.

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

Funding Arrangements

Follow On Offering

On December 15, 2023, we entered into an underwriting agreement (the “Underwriting Agreement”) with Boustead Securities, LLC (“Boustead”), as representative of the underwriters named on Schedule 1 thereto (the “Underwriters”), relating to a public offering of 266,667 shares of the Company’s common stock to the Underwriters at a purchase price to the public of $4.50 per share and also granted to the Underwriters a 45-day option to purchase up to 40,000 additional shares of its common stock, solely to cover over-allotments, if any, at the public offering price less the underwriting discounts (the “Follow On Offering”).

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

April 2024 Securities Purchase Agreement

Effective April 5, 2024, the Company entered into a Securities Purchase Agreement (the “April 2024 SPA”) with an institutional accredited investor (the “April 2024 Purchaser”), pursuant to which the Company agreed to sell up to 1,500 shares of Series B Convertible Preferred Stock and warrants to purchase up to 220,000 shares of common stock for a total purchase price of $1.5 million, in multiple tranches, subject to certain conditions precedent. The initial closing included the sale of 500 shares of Series B Convertible Preferred Stock and warrants to purchase up to 220,000 shares of common stock for $500,000. The April 2024 SPA was later amended to revise the schedule of closings and amounts, expanding the total purchase amount to $2.5 million and the total value of preferred stock to $2.75 million (2,500 shares of Series B Convertible Preferred Stock), and up to 320,000 warrants to purchase shares of common stock.

Subsequent closings occurred through mid-2024: the Company completed a second closing in two parts, receiving $250,000 for 250 shares of Series B Convertible Preferred Stock in April and May 2024; on June 28, 2024, the Company conducted the third closing, selling 750 shares of Series B Convertible Preferred Stock for $750,000 and issuing additional (a) warrants to purchase up to 66,667 shares of common stock at an exercise price of $7.50 per share; and (b) warrants to purchase up to 33,333 shares of common stock at an exercise price of $15.00 per share. The warrants were subject to automatic price adjustments in case of stock splits or similar corporate actions, and their price was ultimately adjusted to $1.50 per share due to such events.

Partial closings of the fourth tranche occurred in August 2024 (500 shares of Series B Convertible Preferred Stock for $500,000) and September 2024 (250 shares of Series B Convertible Preferred Stock for $250,000), and finally in January 2025 (250 shares of Series B Convertible Preferred Stock for $250,000), totaling an additional 1,000 shares of Series B Convertible Preferred Stock for $1 million.

Boustead Securities, LLC served as the Company’s financial advisor in connection with the April 2024 SPA and related transactions.

During the quarter ended June 30, 2024, the April 2024 Purchaser converted a total of 355 shares of Series B Convertible Preferred Stock into 128,245 shares of common stock, pursuant to the terms of the designation of the Series B Convertible Preferred Stock. These conversions occurred at conversion prices at $3.05 per share.

During the quarter ended September 30, 2024, the April 2024 Purchaser converted a total of 285 shares of Series B Convertible Preferred Stock into 85,927 shares of common stock, pursuant to the terms of the designation of the Series B Convertible Preferred Stock. These conversions occurred at conversion prices of between $3.21 and $4.90 per share.

During the quarter ended December 31, 2024, the April 2024 Purchaser converted a total of 390 shares of Series B Convertible Preferred Stock into 160,222 shares of common stock, at conversion prices ranging from $2.36 to $3.12 per share, pursuant to the terms of the Series B Convertible Preferred Stock.

During the quarter ended March 31, 2025, holders of the Series B Convertible Preferred Stock converted 1,438 shares of Series B Convertible Preferred Stock into 1,001,733 shares of common stock at a conversion prices between $1.50 and $2.25 per share, pursuant to the terms of the Series B Convertible Preferred Stock.

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

The Company’s Series B Convertible Preferred Stock currently have the following rights and privileges:

●	Dividends: Holders participate in dividends or distributions on common stock on an as-converted basis, excluding distributions solely of common stock.
●	Prohibitions on Variable Rate Transactions: The Company is restricted from entering into most variable rate transactions involving equity securities while Series B Convertible Preferred Stock is outstanding, with limited exceptions such as equity lines of credit.
●	Liquidation Preference: In a liquidation, holders of Series B Convertible Preferred Stock are entitled to the Stated Value of the Series B Convertible Preferred Stock (initially, $1,100, subject to increases as discussed below) plus accrued dividends and other amounts, prior to payments upon liquidation to junior securities.
●	Conversion Rights: Shares of Series B Convertible Preferred Stock are convertible at the option of the holder at a fixed price of $1.50 per share.
●	Conversion Limits: Holders cannot convert if such conversion would result in beneficial ownership exceeding 4.99% of the Company’s outstanding common stock.
●	Limited Voting Rights: The Series B Convertible Preferred Stock have no general voting rights, except as to specific protective provisions requiring majority holder consent for certain corporate actions (e.g., amendments to rights, changes to Series B Convertible Preferred Stock share count, and adverse charter amendments).
●	Events of Default: Events of default under the designation of the Series B Convertible Preferred Stock include failure to deliver conversion shares timely, insufficient reserved shares, breaches of covenants, bankruptcy, significant unsatisfied judgments, and delisting or trading suspensions. Upon default, the Stated Value increases by 17.5%.
●	Optional Redemption: The Company may redeem 50% of outstanding Series B Convertible Preferred Stock shares and, with holder consent, an additional 50%, subject to certain pricing thresholds based on timing from issuance (110%–120% of Stated Value plus accrued amounts). Such redemptions may only take place of certain equity conditions are met, including that there must be a valid way for holders to receive and resell shares (through a registration statement, Rule 144, or Section 3(a)(9)); shares must be actively trading and expected to continue; enough authorized shares must be available; share issuance must not breach ownership limits; no uncompleted major corporate changes should be pending; and the holder must not possess material non-public information from the Company.

ELOC

On April 5, 2024, the Company entered into a $25 million Equity Purchase Agreement (the “ELOC”) with the April 2024 Purchaser, under which the April 2024 Purchaser committed to buy up to $25 million of the Company’s common stock over a two-year period ending no later than April 4, 2026. In exchange, for such commitment, the Company issued 66,667 commitment shares to the April 2024 Purchaser.

Following the effectiveness of a Form S-1 registration statement on May 9, 2024, the Company may, from time to time, issue advance notices to sell shares of common stock (the “Advance Shares”) to the April 2024 Purchaser. Each advance may be up to 100% of the average daily trading volume over the prior five trading days, and priced at 90% of the April 2024 Purchaser’s resale proceeds from the shares during the three-day valuation period after notice.

Sales are subject to various conditions, including compliance with the agreement, no trading suspension, maintaining DWAC eligibility, a share price above $0.15, and keeping the April 2024 Purchaser’s beneficial ownership below 4.99%. The Company is not obligated to issue any shares and may terminate the ELOC at any time that the April 2024 Purchaser does not hold any Advance Shares.

As of March 31, 2025, the Company has sold 305,000 shares of common stock under the ELOC for $1,185,019 in gross proceeds, and a total 361,667 shares remains available under the ELOC.

The April 2024 Purchaser is prohibited from short selling during the commitment period, and the Company agreed to indemnify the April 2024 Purchaser and cover related expenses under the associated registration rights agreement.

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

Securities Purchase Agreement

On April 11, 2025, the Company agreed to definitive terms on a Securities Purchase Agreement (the “April 2025 SPA”), with an institutional accredited investor (the “April 2025 Purchaser”), pursuant to which the Company sold the April 2025 Purchaser, and the April 2025 Purchaser purchased from the Company: 100 shares of Series B Convertible Preferred Stock of the Company (“Series B Preferred Stock”) for $100,000.

The April 2025 SPA closed on April 11, 2025, and provided that until the 18th month anniversary of the closing date of the April 2025 SPA, the April 2025 Purchaser has the right to participate in any issuance by the Company or any of its subsidiaries of common stock or common stock equivalents or any offering of debt or any other type of financing, or a combination thereof (other certain customary exempt issuances)(each a “Subsequent Financing”), in an amount not to exceed the amount of the April 2025 Purchaser’s subscription, on the same terms, conditions and price provided for in the Subsequent Financing.

The April 2025 SPA contains customary representations, warranties and covenants by the Company (including a restriction on entering into any variable rate transaction for a period of 180 days from the closing date of the April 2025 SPA), customary conditions to closing, indemnification obligations of the Company and the April 2025 Purchaser, other obligations of the parties and termination provisions.

Promissory Note

On April 15, 2025, the Company borrowed $500,000 from Indigo Capital LP (“Indigo”), which loan was evidenced by a Promissory Note dated April 15, 2025 (the “Indigo Note”). The Indigo Note bears interest at 18% per annum, compounded monthly, with accrued interest payable in full on the maturity date, subject to acceleration and prepayment terms as described below. Other than a stated maturity date of April 15, 2026, the Indigo Note has substantially similar terms as the Tiger Cub Promissory Note, discussed above under “Related Party Loans and Advances”.

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

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses. “Note 2 - Summary of Significant Accounting Policies” to the unaudited financial statements included in “Part I, Item 1. Financial Statements”, above describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies and estimates have a higher degree of inherent uncertainty and require significant judgments. Accordingly, actual results could differ from those estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except that as of the three months ending March 31, 2025, we have added procedures to review journal entries prior to posting to the general ledger. Additionally, we are implementing procedures to address our future potential migration to new systems, by documenting order details and status that will be maintained internally and reviewed regularly by staff to ensure data is secured and available.

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

Item 1A. Risk Factors

Reference is made to Part I, Item 1A, “Risk Factors” included in our 2024 Annual Report for information concerning risk factors, which should be read in conjunction with the factors set forth in “Cautionary Statement Regarding Forward-Looking Information” of this Report and below. There have been no material changes with respect to the risk factors disclosed in our 2024 Annual Form 10-K. You should carefully consider such factors in the 2024 Annual Report, which could materially affect our business, financial condition or future results. The risks described in the 2024 Annual Report, are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended March 31, 2025, and from the period from April 1, 2025 to the filing date of this Report, which have not previously been reported in a Current Report on Form 8-K, except as set forth below:

On April 3, 2025, a holder of the Company’s Series B Convertible Preferred Stock converted 350 shares of Series B Convertible Preferred Stock (with an aggregate stated value of $385,000) into 256,667 shares of common stock of the Company pursuant to the terms of such Series B Convertible Preferred Stock, including the current conversion price of $1.50 per share.

We claim an exemption from registration provided by Section 3(a)(9) of the Securities Act for such issuances in connection with the Series B Convertible Preferred Stock conversion, as the securities were exchanged by us with our existing security holder in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

On April 8, 2025, we entered into a Consulting Agreement with 2855322 Ontario Inc. (“2855322 Ontario”), whereby 2855322 Ontario agreed to provide financial advisory, investor awareness and related consulting services as reasonably requested by the Company during the term of the agreement, which is for 6 months. In consideration for agreeing to provide the services under the agreement, the Company issued 2855322 Ontario 28,260 shares of common stock valued at $1.60 per share for a total of $45,216.

On April 18, 2025, we entered into a Consulting Agreement with ArcStone Securities and Investments Corp. (“ArcStone”), whereby ArcStone agreed to provide financial advisory, investor awareness and related consulting services as reasonably requested by the Company during the term of the agreement, which is for 6 months. In consideration for agreeing to provide the services under the agreement, the Company issued ArcStone 100,000 shares of common stock valued at $2.57 per share for a total of $257,000.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

(a) Form 8-K Information. The information and disclosures which are set forth above under “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds”, are incorporated by reference into this “Item 5. Other Information”, in their entirety, and shall serve as disclosure of such information pursuant to Item 3.02 of Form 8-K .

The below events occurred within four business days of the filing date of this periodic report and as such, the Company is disclosing the occurrence of the events under Item 1.01 Entry into a Material Definitive Agreement, Item 3.02 Unregistered Sales of Equity Securities and Item 3.03 Material Modification to Rights of Security Holders, below instead of in a stand-alone Current Report on Form 8-K:

Item 1.01 Entry into a Material Definitive Agreement.

On May 14, 2025, MangoRx IP Holdings, LLC (“Mango IP”), the Company’s wholly-owned subsidiary, entered into a Master Distribution Agreement with PrevenTech Solutions, LLC (“PrevenTech” and the “PrevenTech MDA”). Pursuant to the PrevenTech MDA, the Company granted PrevenTech the exclusive, worldwide, licensing and distribution rights, to certain intellectual property and patent rights held by the Company relating to respiratory illness prevention technology, including the right to sell antiviral products, including but not limited to toothpaste, lozenges, mouthwash, oral sprays, and animal feed or water additives for poultry and livestock, which may be manufactured and/or designed in various formats, using the patents.

In consideration for the rights under the PrevenTech MDA, PrevenTech agreed to pay us 10% of the net sales revenue (as described in greater detail in the PrevenTech MDA) generated during the term of the PrevenTech MDA through the sale of products associated with our patents. The term of the PrevenTech MDA is perpetual, subject to certain termination rights that either party can exercise upon a breach of the agreement by the other party, subject to certain cure rights. Additionally, in the event that PrevenTech does not generate at least $5 million of gross sales from the sale of products within eighteen months from June 1, 2025, subject to a sixty day cure period, PrevenTech’s rights under the PrevenTech MDA become non-exclusive.

The PrevenTech MDA contains customary confidentiality provisions, representations and warranties of the parties, indemnification obligations, disclaimers and covenants, for an agreement of the type and size of the PrevenTech MDA.

Item 3.02 Unregistered Sales of Equity Securities.

On May 13, 2025, Mango & Peaches Corp. issued 4,892,906 shares of its common stock and 100 shares of its Series A Super Majority Voting Preferred Stock (collectively, the “M&P Stock”) to Jacob Cohen, the Chief Executive Officer and Chairman of the Company and the Chief Executive Officer of Mango & Peaches, which was due pursuant to the terms of Mr. Cohen’s employment agreement with the Company, as amended.

Following the issuance of the M&P Stock, Mr. Cohen owns 49% of the outstanding common stock of Mango & Peaches and separately has the right to vote fifty-one percent (51%) of the total vote on all Mango & Peaches shareholder matters, voting separately as a class, pursuant to his ownership of the Series A Super Majority Voting Preferred Stock, giving him 75.2% voting control over Mango & Peaches.

The Series A Super Majority Voting Preferred Stock carries dividend rights, liquidation preference, conversion rights, or redemption rights. Its primary feature is its super majority voting power: while any Series A Super Majority Voting Preferred Stock shares remain outstanding, the holders collectively control 51% of the total shareholder vote of Mango & Peaches, regardless of the number of common shares outstanding (i.e., on a non-dilutive basis). Additionally, major corporate actions—such as amending governing documents, reclassifying the Series A Super Majority Voting Preferred Stock, or creating new classes of preferred stock that could affect the Series A Super Majority Voting Preferred Stock—require the approval of at least two-thirds of the Series A Super Majority Voting Preferred Stock holders. The designation also includes protective provisions preventing certain actions, such as issuing more Series A Super Majority Voting Preferred Stock or altering their rights, without majority consent from the Series A Super Majority Voting Preferred Stock holders.

The issuance of the M&P Stock was exempt from registration pursuant to an exemption from registration provided by Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale, we took appropriate measures to restrict transfer, and the recipient was an “accredited investor”. The securities are subject to transfer restrictions, and the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

(c) Rule 10b5-1 Trading Plans. Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 3.03 Material Modification to Rights of Security Holders.

The disclosures in Item 3.02 above are incorporated into this Item 3.03 by reference.

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference herein:

		Filed/	Incorporated by Reference
Exhibit	Description of	Furnished			Filing	File
Number	Exhibit	Herewith	Form	Exhibit	Date	Number
3.1	Amendment to Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Mangoceuticals, Inc., submitted to the Secretary of State of Texas on March 17, 2025		8-K	3.3	3/19/2025	001-41615
3.2	Certificate of Designations of Mango & Peaches Corp., Establishing the Designations, Preferences, Limitations, and Relative Rights of Its Series A Super Majority Voting Preferred Stock, filed with the Secretary of State of Texas on January 9, 2025		8-K	3.1	1/15/2025	001-41615
10.1	Debt Conversion Agreement dated January 15, 2025, between Mangoceuticals, Inc. and Mill End Capital Ltd.		8-K	10.1	1/21/2025	001-41615
10.2#	Consulting Agreement dated January 15, 2025, between Mangoceuticals, Inc. and Antonios “Tony” Isaac		8-K	10.2	1/21/2025	001-41615
10.3	August 27, 2024, Payment Plan Letter Agreement between Mangoceuticals, Inc. and Barstool Sports, Inc. relating to $516,250 of outstanding debt		8-K	10.1	1/31/2025	001-41615
10.4€	January 10, 2025, Debt Purchase Agreement, between MAAB Global and Barstool Sports Inc.		8-K	10.2	1/31/2025	001-41615
10.5	First Amendment to Payment Plan Letter Agreement between Mangoceuticals, Inc. and MAAB Global, dated January 27, 2025		8-K	10.3	1/31/2025	001-41615
10.6	Assignment, Assumption and Novation Agreement dated January 30, 2025, by and among Mangoceuticals, Inc., as assignor, Mango & Peaches Corp., as assignee, and Epiq Scripts, LLC (MSA)		8-K	10.4	1/31/2025	001-41615
10.7	Assignment, Assumption and Novation Agreement dated January 30, 2025, by and among Mangoceuticals, Inc., as assignor, Mango & Peaches Corp., as assignee, and Epiq Scripts, LLC (Consulting Agreement)		8-K	10.5	1/31/2025	001-41615
10.8	LT Global Practice Management Service Agreement dated January 28, 2025, between Mangoceuticals, Inc. and LT Global Practice Management		8-K	10.6	1/31/2025	001-41615
10.9	Master Distribution Agreement dated January 30, 2025, between Propre Energie Inc, as supplier, and Mangoceuticals, Inc., as distributor		8-K	10.7	1/31/2025	001-41615
10.10	Form Common Stock Subscription Agreement (February 2025)		8-K	10.1	2/7/2025	001-41615
10.11#	First Amendment to Employment Agreement dated February 6, 2025, between Mangoceuticals, Inc. and Amanda Hammer		8-K	10.2	2/7/2025	001-41615
10.12	February 11, 2025, Letter Amending April 24, 2024 Patent Purchase Agreement, between Mangoceuticals, Inc. and Intramont Technologies		8-K	10.1	2/12/2025	001-41615
10.13	Form of Common Stock Subscription Agreement (February 2025)		8-K	10.2	2/12/2025	001-41615
10.14	Second Amendment to the Mangoceuticals, Inc. 2022 Equity Incentive Plan		8-K	10.1	3/19/2025	001-41615
10.15	Second Amended and Restated Mangoceuticals, Inc. 2022 Equity Incentive Plan		8-K	10.2	3/19/2025	001-41615
10.16	Master Distribution Agreement dated March 24, 2025, between Navy Wharf, Ltd, as supplier, and Mangoceuticals, Inc., as distributor		8-K	10.1	3/25/2025	001-41615
10.17	Form of Securities Purchase Agreement dated April 11, 2025, relating to the sale of 100 shares of Series B Convertible Preferred Stock		8-K	10.1	4/17/2025	001-41615
10.18	Promissory Note dated April 15, 2025, evidencing $500,000 owed by Mangoceuticals, Inc. to Indigo Capital LP		8-K	10.2	4/17/2025	001-41615
10.19+	Intellectual Property Purchase Agreement dated April 24, 2025, by and between Mangoceuticals, Inc., as purchaser and Smokeless Technology Corp., as seller		8-K	10.1	4/25/2025	001-41615
10.20+	Consulting Agreement dated April 24, 2025, between Mangoceuticals, Inc. and Strategem Solutions, Inc.		8-K	10.2	4/25/2025	001-41615
10.21+	First Amendment to Amended and Restated Executive Employment Agreement dated April 24, 2025 and effective April 1, 2025, by and between Mangoceuticals, Inc. and Jacob Cohen		8-K	10.3	4/25/2025	001-41615
10.22#	Promissory Note dated May 2, 2025 in the principal amount of $100,000, between Mangoceuticals, Inc., borrower and The Tiger Cub Trust, lender		8-K	10.1	5/6/2025	001-41615
10.23*	Master Distribution Agreement dated May 14, 2025, between PrevenTech Solutions, LLC, as distributor, and Mangoceuticals, Inc., as supplier	X
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set	X

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

€ Certain personal information which would constitute an unwarranted invasion of personal privacy has been redacted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mangoceuticals, Inc.

Date: May 15, 2025	By:	/s/ Jacob D. Cohen
Jacob D. Cohen
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Eugene M. Johnston
Eugene M. Johnston
Chief Financial Officer
(Principal Financial and Accounting Officer)

