Form 10-Q
period 2025-06-30
MANGOCEUTICALS, INC.
filed 2025-08-14
CIK 1938046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Number of shares of registrant’s common stock outstanding as of August 14, 2025: 10,535,791

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of Mangoceuticals, Inc. (the “Company”) that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, including under, or incorporated by reference into, “Risk Factors”, which factors include:

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mangoceuticals, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$101,019	$58,653
Deposits	16,942	16,942

TOTAL CURRENT ASSETS	117,961	75,595

NON-CURRENT ASSETS
Property and equipment, net of accumulated depreciation of $2,758 and $2,256	2,304	2,806
Right of use - asset	27,670	59,493
Intangible assets - acquired patents and license, net of amortization	20,694,893	15,232,617
TOTAL NON-CURRENT ASSETS	20,724,867	15,294,916

TOTAL ASSETS	$20,842,828	$15,370,511

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	767,996	837,501
Accrued liabilities - related parties	30,000	-
Payroll tax liabilities	2,973	-
Notes payable	500,000	150,000
Notes payable - related parties	100,000	-
Right-of-use liability - operating lease	30,117	64,962
Other liabilities - patent purchase payable	160,684	373,000
Other liabilities - related parties	9,175	-
TOTAL CURRENT LIABILITIES	1,600,945	1,425,463

TOTAL LIABILITIES	1,600,945	1,425,463

COMMITMENTS AND CONTINGENCIES (SEE NOTE 9)

STOCKHOLDERS’ EQUITY
Series B Convertible Preferred stock, (par value $0.0001), 6,000 shares authorized, 582 and 2,770 shares were issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	-	-
Series C Convertible Preferred stock, (par value $0.0001), 6,250,000 shares authorized, 980,000 and 980,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	98	98
Common stock (par value $0.0001), 200,000,000 shares authorized, of which 10,644,457 and 3,245,641 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1,065	325
Stock warrants	324,288	324,288
Subscriptions receivable	(224,569)	(1,150,000)
Additional paid-in capital	50,794,020	35,587,858
Accumulated deficit	(31,649,804)	(20,806,595)
Accumulated other comprehensive loss	(2,034)	(9,845)
TOTAL STOCKHOLDERS’ EQUITY	19,243,064	13,946,129
Non-controlling interest	(1,181)	(1,081)
TOTAL STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO MANGOCEUTICALS, INC. STOCKHOLDERS	19,241,883	13,945,048

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,842,828	$15,370,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mangoceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For The Three Months	For The Three Months	For The Six Months	For The Six Months
	Ended	Ended	Ended	Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Revenues
Revenues	$168,109	$163,163	$277,415	$377,258
Cost of revenues	18,815	29,665	43,552	50,460
Cost of revenues - related party	59,346	63,706	81,851	109,608
Gross profit	89,948	69,792	152,012	217,190

Operating expenses
General and administrative expenses	1,245,360	850,704	2,787,804	1,622,662
Salary and benefits	628,343	259,105	1,254,941	552,314
Advertising and marketing	258,295	229,244	540,027	1,081,627
Investor relations	106,000	40,000	1,525,000	183,000
Stock based compensation	3,120,445	859,380	4,165,924	1,313,845
Total operating expenses	5,358,443	2,238,433	10,273,696	4,753,448

Loss from operations	(5,268,495)	(2,168,641)	(10,121,684)	(4,536,258)

Other Expense
Interest expense	21,700	-	8,000	-
Interest expense - amortization on discount	-	222,678	-	222,678
Loss from settlement	125,625	-	125,625	-
Total other expense	147,325	222,678	133,625	222,678

Loss before income taxes	(5,415,820)	(2,391,319)	(10,255,309)	(4,758,936)

Income taxes	-	-	-	-

Net loss	(5,415,820)	(2,391,319)	(10,255,309)	(4,758,936)

Net loss attributed to non-controlling interest	(2)	(340)	(100)	(376)

Net loss attributed to Mangoceuticals, Inc.	$(5,415,818)	$(2,390,979)	$(10,255,209)	$(4,758,560)

Basic and diluted loss per share
Basic and diluted loss per share	$(0.57)	$(1.37)	$(1.60)	$(2.90)

Weighted average number of shares outstanding
Basic and diluted	9,983,376	1,739,969	7,282,955	1,638,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mangoceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For The	For The	For The	For The
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Net loss	$(5,415,820)	$(2,391,319)	$(10,255,309)	$(4,758,936)

Other comprehensive income (loss)
Foreign currency translation adjustments	187	(1,096)	7,811	(1,166)

Comprehensive loss	(5,415,633)	(2,392,415)	(10,247,498)	(4,760,102)

Less comprehensive loss attributed to non-controlling interest	(544)	(340)	(642)	(376)

Comprehensive loss attributable to Mangoceuticals, Inc. stockholders	$(5,415,089)	$(2,392,075)	$(10,246,856)	$(4,759,726)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mangoceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Preferred B Stock		Preferred C Stock		Common Stock		Stock	Subscriptions	Additional Paid-in	Accumulated	Accumulated Comprehensive	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Warrants	Receivable	Capital	Deficit	Loss	Interest	Equity

Balance, December 31, 2023	-	$-	-	$-	1,427,967	148	$-	$-	$12,002,779	$(11,228,173)	$-	$-	$774,754

Issuance of common stock for services	-	-	-	-	106,667	11	-	-	416,489	-	-	-	416,500

Issuance of common stock for cash	-	-	-	-	40,000	4	-	-	179,996	-	-	-	180,000

Options and warrants vested for services	-	-	-	-	-	-	-	-	37,965	-	-	-	37,965

Translation adjustment											(70)		(70)
	-	-	-	-	-	-	-	-	-
Net loss										(2,367,581)	-	(36)	(2,367,617)

Balance, March 31, 2024	-	$-	-	$-	1,574,634	$163	$-	$-	$12,637,229	$(13,595,754)	$(70)	$(36)	$(958,468)

Issuance of Preferred Stock B	2,500	-	-	-	-	-	34,300	(1,000,000)	2,465,700	-	-	-	1,500,000
	-	-	-	-	-	-	-	-	-	-	-	-	-
Amortization of discount on preferred stock	-	-	-	-	-	-	-	-	222,678	-	-	-	222,678
	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of Preferred Stock C for IP Acquisition	-	-	980,000	98	-	-	-	-	14,209,902	-	-	-	14,210,000
	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of Common Stock for Services	-	-	-	-	176,154	18	-	-	808,136	-	-	-	808,154
	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of Common Stock for Cash	-	-	-	-	63,333	6	-	-	388,264	-	-	-	388,270
	-	-	-	-	-	-	-	-	-	-	-	-	-
Conversion of Preferred Stock B for Common Stock	(355)	-	-	-	-	-	-	-	(390,500)	-	-	-	(390,500)
	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of Common Stock for Preferred Stock B Conversion	-	-	-	-	128,243	13	-	-	390,487	-	-	-	390,500
	-	-	-	-	-	-	-	-	-	-	-	-	-
Imputed Interest	-	-	-	-	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-	-	-	-	-
Options and Warrants Vested for Services	-	-	-	-	-	-	-	-	50,980	-	-	-	50,980
	-	-	-	-	-	-	-	-	-	-	-	-	-
Translation Adjustment	-	-	-	-	-	-	-	-	-	-	(1,096)	-	(1,096)
	-	-	-	-	-	-	-	-	-	-	-	-	-
Net (loss)	-	-	-	-	-	-	-	-	-	(2,390,979)	-	(340)	(2,391,319)

Balance, June 30, 2024	2,145	$-	980,000	$98	1,942,364	$200	$34,300	$(1,000,000)	$30,782,876	$(15,986,733)	$(1,166)	$(376)	$13,829,199

Balance December 31, 2024	2,770	$-	980,000	$98	3,245,641	$325	$324,288	$(1,150,000)	$35,587,858	$(20,806,595)	$(9,845)	$(1,081)	$13,945,048

Collection of subscriptions receivable	-	-	-	-	-	-	-	1,150,000	-	-	-	-	1,150,000

Issuance of common stock for services	-	-	-	-	522,000	52	-	-	1,938,448	-	-	-	1,938,500

Issuance of common stock for cash	-	-	-	-	305,555	31	-	-	654,969	-	-	-	655,000

Warrants exercised for cash	-	-	-	-	320,000	32	-	-	479,968	-	-	-	480,000

Issuance of common stock for master service agreement	-	-	-	-	1,650,000	165	-	-	6,712,835	-	-	-	6,713,000

Issuance of common stock for debt	-	-	-	-	100,000	10	-	-	149,990	-	-	-	150,000

Conversion of preferred stock B for common stock	(1,438)	-	-	-	-	-	-	-	(1,581,812)	-	-	-	(1,581,812)

Issuance of common stock for conversion of preferred stock B	-	-	-	-	1,001,734	100	-	-	1,581,712	-	-	-	1,581,812

Options and warrants vested for services	-	-	-	-	-	-	-	-	50,979	-	-	-	50,979

Preferred stock C accrued dividend	-	-	-	-	-	-	-	-	294,000	(294,000)	-	-	-

Translation ajdustment	-	-	-	-	-	-	-	-	-	-	7,624	-	7,624

Net loss	-	-	-	-	-	-	-	-	-	(4,839,391)	-	(98)	(4,839,489)

Balance, March 31, 2025	1,332	$-	980,000	$98	7,144,930	$715	$324,288	$-	$45,868,946	$(25,939,986)	$(2,221)	$(1,179)	$20,250,661

Issuance of preferred stock B for cash	100	-	-	-	-	-	-	-	100,000	-	-	-	100,000

Issuance of common stock	-	-	-	-	432,121	43	-	(224,569)	655,310	-	-	-	430,785

Issuance of common stock for services	-	-	-	-	1,785,760	179	-	-	3,174,912	-	-	-	3,175,091

Issuance of common stock for debt settlement	-	-	-	-	333,333	33	-	-	499,967	-	-	-	500,000

Conversion of preferred stock B for common stock	(850)	-	-	-	-	-	-	-	(935,000)	-	-	-	(935,000)

Issuance of common stock for preferred stock B Conversion	-	-	-	-	623,332	62	-	-	934,938	-	-	-	935,000

Preferred stock C accrued dividend	-	-	-	-	-	-	-	-	294,000	(294,000)	-	-	-

Options and Warrants Vested for Services	-	-	-	-	-	-	-	-	50,979	-	-	-	50,979

Warrants exercised	-	-	-	-	100,000	10	-	-	149,990	-	-	-	150,000
													-
Cashless exercise of warrants	-	-	-	-	224,981	23			(23)	-	-		-

Translation Adjustment	-	-	-	-	-	-	-	-	-	-	187	-	187

Net loss	-	-	-	-	-	-	-	-	-	(5,415,818)	-	(2)	(5,415,820)

Balance, June 30, 2025	582	$-	980,000	$98	10,644,457	$1,065	$324,288	$(224,569)	$50,794,020	$(31,649,804)	$(2,034)	$(1,181)	$19,241,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mangoceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended	For The Six Months Ended
	June 30, 2025	June 30, 2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,255,309)	$(4,758,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	502	9,429
Issuance of common stock for services	5,113,591	1,224,900
Options vested for stock-based compensation	101,958	88,945
Loss on sale of assets	-	18,387
Amortization of discount on preferred stock	-	222,678
Operating lease right of use asset	31,823	-
Amortization of license agreement	695,811	29,251
Amortization on intangible assets	554,913	-
(Increase) decrease in operating assets:
Inventory	-	4,482
Prepaid expenses	-	47,654

(Decrease) increase in operating liabilities:
Accounts payable and accrued liabilities	430,494)	577,885
Accrued liabilities - related parties	30,000	-
Operating lease right of use liabilities	(34,845)	(31,134)
Payroll tax liabilities	2,973	(1,908)
Other liabilities	(212,316)	-
Other liabilities - related party	9,175	-
NET CASH USED IN OPERATING ACTIVITIES	(3,531,230)	(2,568,367)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of assets	-	65,000
NET CASH PROVIDED BY(USED IN) INVESTING ACTIVITIES	-	65,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on notes payable	500,000	-
Proceeds from borrowings on notes payable - related parties	100,000	187,500
Proceeds from sales of common stock	1,085,785	568,270
Proceeds from sales of series B convertible preferred stock	100,000	1,500,000
Proceeds from exercise of warrants	630,000	-
Proceeds from exercise of warrants	1,150,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,565,785	2,255,770

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
End of period	34,555	(247,597)

CASH AND CASH EQUIVALENTS:
Beginning of period	58,653	739,006
Effects of currency translation on cash and cash equivalents	7,811	(1,166)
End of period	$101,019	$490,243

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock for license agreement	$6,713,000	$-
Issuance of Series C Convertible Preferred for patent acquisition	$-	$14,210,000
Series C Convertible Preferred accrued dividend	$588,000	$214,109
Issuance of common stock for settlement of note payable	$500,000	$-
Issuance of common stock for settlement of note payable - related parties	$150,000	$-
Issuance of common stock for conversion of Series B Convertible Preferred	$162	$13
Issuance of common stock for cashless warrant exercise	$23	$-
Issuance of common stock for subscriptions receivable	$224,569	$-

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

The Company, through the patent portfolio acquired as part of the Intramont IP Purchase Agreement (as further described below), is in the process of conducting Phase II clinical trials and efficacy studies to determine the effectiveness of its patented respiratory illness prevention technology against the likes of the influenza A virus (H1N1) and avian influenza (H5N1). The studies are anticipated to be completed in the 3rd quarter of 2025 which will then determine the Company’s next steps in its commercialization and monetization efforts.

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

During 2024, as required under the terms of the Series B Preferred Stock, the Company paid accrued dividends on the Series B Preferred Stock through the issuance of 28,067 shares of common stock that resulted in a deemed dividend of approximately $70,168 that is reflected on the Company’s condensed consolidated statement of changes in stockholders’ equity, as Preferred stock B dividend in common stock.

Effective on December 18, 19, and 31, 2024, we agreed to definitive terms on Securities Purchase Agreements (the “December 2024 SPAs”), with certain institutional accredited investors (the “Purchasers”), pursuant to which the Company sold the Purchasers, and the Purchasers purchased from the Company, 250 shares of Series B Preferred Stock for $250,000, and warrants to purchase 330,000 shares of common stock with an exercise price of $2.71 per share, 100 shares of Series B Preferred Stock for $100,000, and warrants to purchase 132,000 shares of common stock with an exercise price of $2.57 per share, and 50 shares of Series B Preferred Stock for $50,000, and warrants to purchase 60,000 shares of common stock, with an exercise price of $2.57 per share. Each of the December 2024 SPAs closed on the dates they were entered into, and the warrants were granted on the same dates.

Effective on January 3rd and 6th, 2025, we agreed to definitive terms on Securities Purchase Agreements (the “January 2025 SPAs”), with certain institutional accredited investors (the “January Purchasers”), pursuant to which the Company sold the January Purchasers, and the January Purchasers purchased from the Company, 300 shares of Series B Preferred Stock for $300,000, and warrants to purchase 396,000 shares of common stock with an exercise price of $2.61 per share; 500 shares of Series B Preferred Stock for $500,000, and warrants to purchase 660,000 shares of common stock with an exercise price of $2.59 per share; and 50 shares of Series B Preferred Stock for $50,000, and warrants to purchase 66,000 shares of common stock with an exercise price of $2.59 per share, respectively. Each of the January 2025 SPAs closed on the dates they were entered into, and the warrants were granted on the same dates.

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

On April 24, 2024, the Company entered into a Patent Purchase Agreement (the “Intramont IP Purchase Agreement”), with Intramont Technologies, Inc. (“Intramont”). Pursuant to the Intramont IP Purchase Agreement, we purchased certain patents and patent applications owned by Intramont, related to prevention of infections, including the common cold, respiratory diseases, and orally transmitted diseases such as human papillomavirus (HPV) (the “Patents”), in consideration for $20,000,000, which was payable to Intramont by (a) the issuance of 980,000 shares of the Company’s then newly designated 6% Series C Convertible Preferred Stock (the “Series C Preferred Stock”), with a face value of $20.00 per share, for a total value of $19,600,000; and (b) $400,000 in cash, (i) with $200,000 originally payable on or before June 30, 2024, (ii) $100,000 payable on or before August 31, 2024, and (iii) $100,000 originally payable on or before November 30, 2024 (collectively, the “Cash Payments”).

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

As a result of the Amendment Letter, as of June 30, 2025 a total of $160,684 remains due to Intramont in connection with the Cash Payments, which the Company expects to pay over time, by way of expenses associated with the development of the Patents.

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

On May 13, 2025, Mango & Peaches, the Company’s then wholly-owned subsidiary issued 4,892,906 shares of its common stock and 100 shares of its Series A Super Majority Voting Preferred Stock (collectively, the “M&P Stock”) to Jacob Cohen, the Chief Executive Officer and Chairman of the Company and the Chief Executive Officer of Mango & Peaches, which was due pursuant to the terms of Mr. Cohen’s employment agreement with the Company, as amended.

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

MangoRx Mexico S.A. de C.V., a Mexican Stock Company, is 98% owned by Mango & Peaches Corp. (“MangoRx Mexico”) The entity was formed in September 2023 and had limited operations as of June 30, 2025.

MangoRx UK Limited, a company incorporated under the laws of the United Kingdom, is 100% owned by Mango & Peaches Corp. The entity was formed in October 2023 and has had limited operations as of June 30, 2025.

Mango & Peaches Corp., a company incorporated under the laws of Texas, is 100% owned by Mangoceuticals, Inc.

MangoRx IP Holdings, LLC, a Texas limited liability company which is 100% owned by Mangoceuticals, Inc. (“MangoRx IP”). The entity has had limited operations as of June 30, 2025.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The condensed consolidated financial statements present the financial position, results of operations and cash flows of the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). All dollar amounts are rounded to the nearest thousand dollars.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation on the condensed consolidated balance sheet and statements of operations.

Cash Equivalents

Highly liquid investments with original maturities of three months or less are considered cash equivalents. The Company maintains the majority of its cash accounts at a commercial bank. The Federal Deposit Insurance Corporation (“FDIC”) insures the total cash balance up to $250,000 per commercial bank. From time to time, cash in deposit accounts may exceed the FDIC limits, the excess would be at risk of loss for purposes of the statement of cash flows. There are no cash equivalents at June 30, 2025 and December 31, 2024.

December 2024 Subsidiary Reorganization

On December 13, 2024, the Company, entered into a Parent Subsidiary Contribution Agreement with Mango & Peaches, a then recently formed wholly-owned subsidiary of the Company (the “Contribution Agreement”). Pursuant to the Contribution Agreement, the Company contributed substantially all of its assets, including ownership of: (a) its 98% ownership of MangoRx Mexico S.A. de C.V., a Mexican Stock Company; and (b) its 100% ownership of MangoRx UK Limited, a company incorporated under the laws of the United Kingdom (collectively, the “Contributed Assets”), to Mango & Peaches, in order to restructure the ownership and operations of the Company, better segregate such operations and liabilities and provided for the issuance of a portion of the capital of Mango & Peaches to Mr. Jacob Cohen, the Chief Executive Officer of the Company (the “Subsidiary Reorganization”).

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Mangoceuticals, Inc. and its consolidated subsidiaries. All significant intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

Wholly-owned subsidiaries:

●	Mango & Peaches Corp.
●	MangoRx IP Holdings, LLC

Wholly-owned subsidiaries of Mango & Peaches.

●	MangoRx UK Limited

Majority-owned subsidiaries of Mango & Peaches.

●	The Company owns 98% of MangoRx Mexico S.A. de C.V.

Non-Controlling Interest

Mango & Peaches owns 98% of MangoRx Mexico S.A. de C.V.

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

Patents

The Company’s intangible assets consist of patents acquired through purchase and master distributor license agreements, as described above.

The patents are classified as finite-lived intangible assets and are amortized on a straight-line basis over their estimated useful lives, which range from 14 to 17 years.

The carrying amount of patents as of June 30, 2025 is as follows:

●	Gross carrying amount:	$15,954,150
●	Accumulated amortization:	1,278,239
●	Net carrying amount:	$14,675,911

Amortization expense for the six months ended June 30, 2025 was $556,706. The estimated amortization expense for the next five years is as follows:

●	Year 1: $1,122,639
●	Year 2: $1,122,639
●	Year 3: $1,122,639
●	Year 4: $1,122,639
●	Year 5: $1,122,639

In the years thereafter, the amount to be amortized will be $9,619,421.

The Company performs annual impairment testing for its intangible assets to ensure that the carrying amount does not exceed the recoverable amount. For the six months ended June 30, 2025, no impairment losses were recognized.

Master Distribution Agreements

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

The agreement is accounted for as an intangible asset under ASC 350-30, given the exclusive licensing rights and identifiable future economic benefits. The asset is amortized straight-line over three years, subject to annual impairment review in accordance with US GAAP.

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

The agreement is accounted for as an intangible asset under ASC 350-30, given the exclusive licensing rights and identifiable future economic benefits. The asset is amortized straight-line over three years, subject to annual impairment review in accordance with US GAAP.

The carrying amount of master distribution agreements as of June 30, 2025 is as follows:

●	Gross carrying amount:	$6,713,000
●	Accumulated amortization:	695,811
●	Net carrying amount:	6,018,982

Amortization expense for the six months ended June 30, 2025 was $695,811. The estimated amortization expense for the next five years is as follows:

●	Year 1: $2,237,666
●	Year 2: $2,237,667
●	Year 3: $2,237,667
●	Year 4: $-
●	Year 5: $-

On July 30, 2025, the Company entered into a Mutual Rescission and Release Agreement (a “Rescission Agreement”) with Navy Wharf, pursuant to which the Company and Navy Wharf agreed to terminate and rescind the MSA, effective as of July 30, 2025, and each of the parties provided mutual releases of their obligations under the MSA, subject to certain continuing representations and warranties of Navy Wharf, and Navy Wharf agreed to cancel all of the Navy Shares (the “Rescission”). As a result of the Recission Agreement, the Company cancelled the 1,000,000 shares previously issued to Navy Wharf at $4.75 per share, or $4,750,000. No material early termination penalties were incurred by the Company in connection with the Rescission.

License Agreement and Master Distribution Agreement

On May 14, 2025, MangoRx IP, the Company’s wholly-owned subsidiary, entered into a Master Distribution Agreement with PrevenTech Solutions, LLC (“PrevenTech” and the “PrevenTech MDA”). Pursuant to the PrevenTech MDA, the Company granted PrevenTech the exclusive, worldwide, licensing and distribution rights, to certain intellectual property and patent rights held by the Company relating to respiratory illness prevention technology, including the right to sell antiviral products, including but not limited to toothpaste, lozenges, mouthwash, oral sprays, and animal feed or water additives for poultry and livestock, which may be manufactured and/or designed in a various formats, using the patents.

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

As of June 30, 2025, there have been no reported sales in conjunction with the license agreement.

Foreign Currency Translation and transaction

The Company’s principal country of operations is the United States. The financial position and results of its operations are determined using U.S. Dollars (“US$” or “$”), the local currency, as the functional currency. The Company’s condensed consolidated financial statements are reported using the U.S. Dollars. The results of operations and the statements of cash flows denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. The equity denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets. Translation adjustments arising from the use of different exchange rates from period to period are included as a separate component of accumulated other comprehensive income (loss) included in statements of changes in shareholders’ equity. Gains and losses from foreign currency transactions are included in the Company’s statements of operations and comprehensive income (loss).

The following table outlines the currency exchange rates that were used in preparing the condensed consolidated financial statements:

	June 30,	December 31,
	2025	2024
Period-end spot rate	US$1=MX$0.05	US$1=MX$0.05
Average rate	US$1=MX$0.05	US$1=MX$0.05

Net Loss Per Common Share

We compute net loss per share in accordance with ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were 156,667 options, 1,145,899 warrants, and no derivative securities outstanding as of June 30, 2025. There were 156,667 options, 940,333 warrants, and no derivative securities outstanding as of December 31, 2024.

Use of Estimates and Assumptions

The preparation of condensed consolidated financial statements in accordance with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results can, and in many cases will, differ from those estimates.

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

The following tables summarize our financial instruments measured at fair value as of June 30, 2025 and December 31, 2024.

	Fair Value Measurements at June 30, 2025
	Level 1	Level 2	Level 3
Assets
Cash	$101,019	$-	$-
Total assets	101,019	-	-
Liabilities
Total liabilities	-	-	-
	$101,019	$-	$-

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3
Assets
Cash	$58,653	$-	$-
Total assets	58,653	-	-
Liabilities
Total liabilities	-	-	-
	$58,653	$-	$-

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

Concentration and Risks

The Company’s operations are subject to various risks, including financial, operational, regulatory, and other risks, as well as the potential risk of business failure. For the six months ended June 30, 2025 and the year ended December 31, 2024, the Company had no significant revenue from continuing operations, which were derived from a single or a few major customers.

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

In November 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. There was no material effect on the condensed consolidated financial statements for the six months ended June 30, 2025.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. There was no material effect on the condensed consolidated financial statements for the six months ended June 30, 2025.

In January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income (Subtopic 220-40). This ASU clarifies effective dates for expense disaggregation disclosures. It is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this ASU and does not expect a material effect on its condensed consolidated financial statements.

In February 2025, the FASB issued ASU No. 2025-02, Liabilities (Topic 405). This ASU updates SEC paragraphs pursuant to Staff Accounting Bulletin No. 122. It is effective upon issuance. The Company has evaluated the guidance and determined that it does not have a material impact on its condensed consolidated financial statements.

In March 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810). This ASU provides guidance on determining the accounting acquirer in acquisitions involving variable interest entities (VIEs). It is effective for fiscal years beginning after December 15, 2025. The Company is currently evaluating the impact of this ASU and does not expect a material effect on its condensed consolidated financial statements.

In April 2025, the FASB issued ASU No. 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606). This ASU clarifies accounting for share-based consideration payable to a customer. It is effective for fiscal years beginning after December 15, 2025. The Company is currently evaluating the impact of this ASU and does not expect a material effect on its condensed consolidated financial statements.

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

The condensed consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement. Material related party transactions have been identified in Note 6 and Note 10 in the notes to condensed consolidated financial statements.

Stock-Based Compensation

The Company recognizes compensation costs to employees under FASB ASC 718 Compensation - Stock Compensation (“ASC 718”). Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options and warrants. As such, compensation cost is measured on the date of grant at its fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option and warrant grant.

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

The Company has entered into agreements with various physician groups to provide online telemedicine technology services to the Company. The Company accounts for service revenue as a principal in the arrangement with its customers. This conclusion is reached because (i) the Company determines which providers provide the consultation to the customer; (ii) the Company is primarily responsible for the satisfactory fulfillment and acceptability of the services; (iii) the Company incurs costs for consultation services even for visits that do not result in a prescription and the sale of products; and (iv) the Company, at its sole discretion, sets all listed prices charged on its websites for products and services.

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

Inventories

Inventories are stated at the lower of cost or net realizable value with cost being determined on a first-in, first-out (“FIFO”) basis. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. During the six months ended June 30, 2025 and the year ended December 31, 2024, there were no inventory write-downs.

Marketing and Advertising

The Company follows the policy of charging the costs of marketing and advertising to expense as incurred. The Company charged $540,027 and $1,081,627 towards marketing and advertising for the six months ended June 30, 2025 and 2024, respectively.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of FASB ASC 855, Subsequent Events, for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the condensed consolidated financial statements were issued (see Note 11).

NOTE 3 – DEPOSITS

The Company signed a lease agreement for office space, effective October 1, 2022, which included an initial security deposit of $16,942. As of June 30, 2025 and December 31, 2024, the balance was $16,942 for each period.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Depreciation for the six months ended June 30, 2025 and 2024 was $502 and $6,224, respectively. On May 15, 2024, the Company disposed of $119,819 of equipment to Epiq Scripts, LLC, a related party. The equipment was sold for $65,000, realizing a loss on sale of assets of $18,387. The below schedule shows property, plant and equipment as of:

	June 30, 2025	December 31, 2024

Computers	5,062	5,062
Equipment	-	119,819
Less accumulated depreciation:	(2,758)	(2,256)
Disposed equipment	-	(119,819)
Property and equipment, net	2,304	2,806

NOTE 5 – LOANS FROM RELATED PARTIES

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

On December 13, 2024, Mr. Cohen sold his note in the amount of $150,000 to a third party entity. The terms of the note remain unchanged; however, the note is no longer considered a related party note.

On May 2, 2025, the Company borrowed $100,000 from The Tiger Cub Trust, which trust is controlled by the Company’s Chief Executive Officer and Chairman, Jacob D. Cohen (“Tiger Cub”), and entered into a Promissory Note with Tiger Cub to evidence such loan. The Promissory Note has a principal balance of $100,000. The Promissory Note is unsecured and bears interest at a rate of 18% per annum, compounded monthly, and matures on the earliest of (i) May 2, 2026, (ii) acceleration upon an event of default at the option of the holder, or (iii) five business days following the closing of a Qualified Financing, As of June 30, 2025, the principal balance is $100,000.

During the six months ended June 30, 2025, Mr. Cohen used his personal credit card for payments to a third-party vendor for services rendered to the Company. The total amount outstanding as of June 30, 2025 was $30,000.

NOTE 6 – NOTES PAYABLE

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

On April 15, 2025, the Company borrowed $500,000 from Indigo Capital LP (the “Holder”), which loan was evidenced by a Promissory Note dated April 15, 2025 (the “Promissory Note”). The Promissory Note is unsecured and bears interest at 18% per annum, compounded monthly, with accrued interest payable in full on the maturity date, subject to acceleration and prepayment terms as described below. The Promissory Note matures on the earlier of (i) April 15, 2026 (the “Stated Maturity Date”), (ii) the date on which the Holder provides written notice of acceleration following an event of default or other specified triggering event, and (iii) five (5) business days following the closing of a Qualified Funding (a “Mandatory Prepayment”). “Qualified Financing” means a fundraising by the Company, other than in connection with the sale of notes on substantially similar terms as this Promissory Note, after the date of the Promissory Note, for the principal purpose of raising capital.

On, and effective on May 27, 2025, the Company entered into an Agreement to Amend Promissory Note (the “Agreement to Amend”), with the Holder, pursuant to which (a) the Holder and the Company agreed to amend and restate the Promissory Note into an Amended and Restated Convertible Promissory Note (the “A&R Note”); and (b) the Company granted the Holder warrants to purchase 275,482 shares of common stock (the “Holder Warrants”). The Agreement to Amend included certain representations and warranties to the Holder.

The A&R Note amended and restated the Promissory Note to (a) provide the Holder the option to convert the principal and accrued interest under the note into shares of common stock of the Company at a conversion price of $1.50 per share, subject to a 4.999% beneficial ownership limitation; and (b) remove the Mandatory Prepayment requirement. The Holder Warrants have an exercise price of $1.815 per share, a term through May 27, 2028 and cash only exercise rights. The Holder Warrants include a 4.999% beneficial ownership limitation. If the Holder Warrants are exercised in full, a maximum of 275,482 shares of common stock of the Company would be issuable upon exercise thereof.

NOTE 7 – CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of “blank check” preferred stock, $0.0001 par value.

Series B Convertible Preferred Stock

On March 28, 2024 and amended on June 27, 2024, the Company designated 6,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”). Each Series B Preferred Stock share has a stated value equal to $1,100, subject to increase under the terms of the designation (the “Stated Value”). As of June 30, 2025 and December 31, 2024, there were 582 and 1,620 shares of Series B Preferred Stock issued and outstanding, respectively.

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

On June 5, 2025, a holder of the Company’s Series B Convertible Preferred Stock converted 100 shares of Series B Convertible Preferred Stock (with an aggregate stated value of $110,000) into 73,333 shares of common stock of the Company pursuant to the terms of such Series B Convertible Preferred Stock, including the current conversion price of $1.50 per share.

6% Series C Convertible Cumulative Preferred Stock

On April 18, 2024, the Company designated 6,250,000 shares of a then new series of preferred stock, par value $0.0001 per share, the Company’s “6% Series C Convertible Cumulative Preferred Stock” (the “Series C Preferred Stock”). As of June 30, 2025 and December 31, 2024, there were 980,000 and 980,000 shares of Series C Preferred Stock issued and outstanding, respectively. The Series C Preferred Stock has a stated value equal to $20 per share, subject to increase under the terms of the designation (the “Stated Value”).

As of June 30, 2025, as required under the terms of the Series C Preferred Stock, the Company has accrued but undeclared dividends on the Series C Preferred Stock totaling $1,390,181, which has been added to the stated value.

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

As a result of the Amendment Letter, a total of $160,684 remains due to Intramont in connection with the Cash Payments as of June 30, 2025, which the Company expects to pay over time, by way of expenses associated with the development of the Patents.

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

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.0001 per share, of which 3,245,641 shares were issued and outstanding at December 31, 2024, and 10,644,457 shares were issued and outstanding at June 30, 2025.

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

On February 7, 2025, we entered into a Consulting Agreement with Sendero Holdings, Ltd. (“Sendero”), whereby Sendero agreed to provide general marketing and consulting services as reasonably requested by the Company during the term of the agreement, which was for 6 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued Sendero 72,000 shares of common stock under the Company’s 2022 Equity Incentive Plan. The shares were valued at $4.25 per share for a total of $306,000.

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

On February 19, 2025, the Company entered into a Consulting Agreement with 6330 Investment & Consulting Gmbh (“6330 Consulting”), to provide certain strategic business advisory services related to making certain introductions of strategic partners and potential acquisition opportunities to the Company, and as reasonably requested by the Company during the term of the Agreement, which is for 12 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company agreed to issue 6330 Consulting 200,000 shares of common stock of the Company’s restricted common stock upon the parties’ entry into the agreement. The agreement contains customary confidentiality and non-solicitation provisions. The shares were exempt from registration pursuant to Section 4(a)(2) and/or Rule 506 of the Securities Act. The price of the shares on the date of issuance was $4.72 with a total value of $944,000 included in the $1,419,000 investor relations expenses on the statements of operations for the six months period ended, June 30, 2025. This amount is also included in the stock based compensation on the statement of changes in stockholders’ equity and the statements of cash flows for the period ended, June 30, 2025.

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

On April 2, 2025, MAAB Global Ltd. (“MAAB”), the holder of $500,000 of debt owed to MAAB from the Company, which amount was previously owed to Barstool Sports Inc., and subsequently purchased by MAAB in January 2025, was converted into 333,333 shares of the Company’s common stock, at a conversion price of $1.50 per share, pursuant to the terms of such debt, as amended on January 27, 2025. The principal balance of the note as of June 30, 2025 is $-0-.

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

Effective on April 10, 2025, the Company issued, after recommendation by the Compensation Committee of the Company’s Board of Directors and approval by the Board of Directors, an aggregate of 335,000 fully-vested and earned shares of Company common stock under the Company’s Second Amended and Restated Mangoceuticals, Inc. 2022 Plan, as a discretionary bonus for consideration for services rendered during 2025, to certain of the Company’s officers and directors, as discussed below. The 2022 Plan has been registered on Form S-8 Registration Statements previously filed by the Company.

Included as part of the issuances was the issuance of the following shares of common stock to officers and directors of the Company:

Recipient	Position With Company	Shares
Jacob D. Cohen	Chief Executive Officer and Chairman	200,000
Antonios Isaac	President and Director	60,000
Kenny Myers	Director	25,000
Alex Hamilton	Director	25,000
Lorraine D’Alessio	Director	25,000

On April 10, 2025, we entered into a Consulting Agreement with Luca Consulting, LLC, whereby Luca agreed to provide general consulting services as reasonably requested by the Company during the term of the agreement, which was for 12 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued Luca 60,000 shares of common stock under the Company’s 2022 Plan. The shares were valued at $1.57 per share for a total of $94,200.

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

On April 18, 2025, we entered into a Consulting Agreement with ArcStone Securities and Investments Corp. (“ArcStone”), whereby ArcStone agreed to provide financial advisory, investor awareness and related consulting services as reasonably requested by the Company during the term of the agreement, which is for 6 months. In consideration for agreeing to provide the services under the agreement, the Company issued ArcStone 100,000 shares of common stock valued at $2.57 per share for a total of $257,000. On May 22, 2025, the Company and Arcstone agreed to cancel the agreement and cancellation of 50,000 shares of common stock valued at $2.57 per share for a total $128,500.

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

On May 5, 2025, the Company entered into a Compromise Settlement Agreement and Mutual Release (the “Settlement”) between the Company, Jacob D. Cohen, the Company’s Chief Executive Officer and Chairman and 1800 Diagonal Lending, LLC (“1800 Diagonal”). Pursuant to the Settlement and in consideration for general releases of all parties, and the dismissal of a lawsuit with prejudice, pursuant to which 1800 Diagonal has made claims against the Company and Mr. Cohen, the Company agreed to issue 1800 Diagonal 62,500 shares of restricted common stock of the Company (the “Settlement Shares”). The Settlement Agreement was entered into following a mediation between the parties. The shares were valued at $1.69 per share for a total of $105,625.

On May 22, 2025, we entered into a Consulting Agreement with Levo Healthcare Consulting, Inc. (“Levo”), to provide marketing services to the Company during the term of the agreement, which is for 12 months unless otherwise earlier terminated due to breach of the agreement by either party and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company agreed to pay Levo 120,000 shares of common stock under the 2022 Plan. The shares were valued at $1.48 per share for a total of $177,600. The Company will also pay a cash retainer of $25,000/month for Months 1–4 (June–September 2025); $30,000/month for Months 5–8 (October 2025–January 2026); $35,000/month from Month 9 onward (February 2026+).

On May 23, 2025, we entered into a Consulting Agreement with Legend Consulting LLC (“Legend”), whereby Legend agreed to provide management, development, and advisory services in connection with the nutraceutical products that leverage the intellectual property (“IP”) acquired by the Company. These services shall include, but are not limited to: Research, development, and formulation of new and existing products; Conducting market analysis and providing strategic business planning; Advising on regulatory compliance and industry standards; Coordinating manufacturing processes and optimizing supply chain operations; Providing branding strategies and marketing advisory services; and Performing any additional services as may be mutually agreed upon in writing by both parties which was for 12 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued Legend 240,000 shares of common stock under the Company’s 2022 Equity Incentive Plan. The shares were valued at $1.83 per share for a total of $439,200.

On May 23, 2025, we entered into a Consulting Agreement with Joe Ontman (“Ontman”), whereby Ontman agreed to provide general marketing and business related services to the Company. These services shall include providing branding strategies and marketing advisory services and performing any additional services as may be mutually agreed upon in writing by both parties which was for 12 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued Ontman 70,000 shares of common stock under the Company’s 2022 Equity Incentive Plan. The shares were valued at $1.83 per share for a total of $128,100.

On May 23, 2025, the Company entered into two Subscription Agreements with two accredited investors (the “Investors”), pursuant to which the Investors purchased an aggregate of 70,454 units, each consisting of one share of common stock and one half of one warrant to purchase one share of common stock, for a total of $1.65 per unit. As a result of the subscriptions, the Company, in consideration for $116,249 received from the Investors, issued 70,454 shares of common stock and warrants to purchase 35,227 shares of common stock (the “Investor Warrants”) to the Investors. The Subscription Agreements included customary representations and warranties of the Investors and the Company. The fair value of the warrants on the grant date was $66,635.

The Investor Warrants have an exercise price of $3.00 per share, a term through May 23, 2028 and cash only exercise rights. The Investor Warrants include a 4.999% beneficial ownership limitation, which may be increased to not more than 9.999% with not less than 61 days prior written notice from each holder. The Investor Warrants also provide that the Company has the right to accelerate the expiration of the Investor Warrants if the volume-weighted average price (VWAP) of the Company’s common stock on Nasdaq reaches or exceeds $3.00 per share for five consecutive trading days, with written notice to the warrant holder within two trading days. The notice must specify the trigger date, the relevant VWAP data, and an accelerated expiration date that is at least 30 calendar days from the date the notice is given. If the Investor Warrants are not exercised by 5:00 p.m. (New York time) on the accelerated expiration date, they will automatically expire and be of no further effect. In the event that the Company fails to provide an acceleration notice within two trading days after the applicable acceleration trigger date, the rights of the Company continue to apply to future acceleration trigger events, if any.

On June 2, 2025, a holder of Company warrants completed a cashless exercise of 294,643 equity-classified warrants, resulting in the issuance of 93,731 shares of common stock without paying cash proceeds. The warrants carried an exercise price of $1.50 per share and were exercised in accordance with a contractual net share settlement provision. The number of shares issued was calculated using a formula set forth in the warrants that takes into account the difference between the market price and the exercise price of the warrants. Specifically, the calculation used the volume-weighted average price (VWAP) of $2.20 per share on the relevant trading day, subtracted the exercise price of $1.50, and then multiplied the result by the number of warrants eligible for exercise, which was 294,643. This product was then divided by the VWAP of $2.20 to determine the final number of shares issued.

This non-cash transaction removed 294,643 warrants from the Company’s outstanding instruments and added 93,731 shares to common stock outstanding. The accounting impact was recorded within stockholders’ equity with no changes to cash or liabilities.

The transaction was consistent with ASC 505-20 and reflects the Company’s approach to prudent capital management. Management continues to monitor financing arrangements to align with shareholder interests and long-term strategic growth.

On June 2, 2025, the Company issued 224,981 shares of common stock pursuant to the cashless exercise of 699,143 equity-classified warrants. The warrants had an exercise price of $1.50 per share and were classified as equity instruments under ASC 505-20. The warrant holder elected to exercise the warrants on a cashless basis, surrendering 280,999 warrants in lieu of cash payment. The number of shares issued was calculated using a formula set forth in the warrants that takes into account the difference between the market price and the exercise price of the warrants. Specifically, the calculation used the volume-weighted average price (VWAP) of $2.20 per share on the relevant trading day, subtracted the exercise price of $1.50, and then multiplied the result by the number of warrants eligible for exercise, which was 699,143. This product was then divided by the VWAP of $2.20 to determine the final number of shares issued.

The Company recorded:

●	An increase in Common Stock of $23;

●	An increase in APIC – Common Stock of $23.

No cash was received. The transaction was accounted for entirely within equity, and the warrants were extinguished upon exercise.

On June 5, 2025, holder of the Company’s Series B Convertible Preferred Stock converted 100 shares of Series B Convertible Preferred Stock (with an aggregate stated value of $110,000) into 73,333 shares of common stock of the Company pursuant to the terms of such Series B Convertible Preferred Stock, including the current conversion price of $1.50 per share.

On June 5, 2025, the Company delivered an Advance Notice to the Purchaser and sold the Purchaser 100,000 shares of common stock pursuant to the terms of the ELOC for $1.9319 per share for a total of $193,190, net of fees, discounts and expenses.

On June 9, 2025, the Company received a Notice of Exercise from a holder of warrants to purchase shares of common stock relating to the exercise of warrants to purchase 100,000 shares of common stock with an exercise price of $1.50 per share. The Company received the $150,000 aggregate exercise price and issued 100,000 shares of common stock.

As described in Note 3 above, on June 10, 2025, the Company delivered an Advance Notices to Platinum Point Capital and sold Platinum Point Capital 261,667 shares of common stock pursuant to the terms of the ELOC ranging from $1.43 to $1.79 per share for a total of $366,830, net of fees, discounts and expenses. As of June 30, 2025, the Company had received $142,261. $224,569 was collected, but not received as of June 30, 2025 and is reflected as subscription receivable.

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

For the six months ended June 30, 2025 and 2024, $101,958 and $159,737, respectively, has been recorded and included as stock-based compensation expense on the condensed consolidated statement of operations. Mr. Cohen, Mr. Arango (former President and Director) and Ms. Hammer are related parties.

The following table summarizes common stock option activity:

	Options	Weighted Average Exercise Price
Exercisable, December 31, 2023	120,833	$8.43

Granted	13,333	$5.55
Exercised	-	-
Expired / Forfeited	(33,333)	16.50
Outstanding, December 31, 2024	156,666	$9.34
Exercisable, December 31, 2024	140,833	$8.54

Granted	-	$5.55
Exercised	-	-
Expired / Forfeited		16.50
Outstanding, June 30, 2025	156,666	$9.34
Exercisable, June 30, 2025	150,833	$9.07

The weighted average exercise prices, remaining lives for options granted, and exercisable as of June 30, 2025 were as follows:

	Outstanding Options			Exercisable Options
Options Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$16.50	60,000	3.12	$16.50	54,167	$16.50
$4.80	83,333	3.50	$4.80	83,333	$4.80
$5.55	13,333	2.03	$5.55	13,333	$5.55

As of June 30, 2025, the fair value of exercisable options outstanding was $939,273. The aggregate initial fair value of the options measured on the grant dates of August 31, 2022, May 1, 2023, December 28, 2023 and July 12, 2024 was calculated using the Black-Scholes option pricing model based on the following assumption:

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

Warrants:

In August 2022, the Company initiated a private placement of up to $2 million of units to accredited investors, with each unit consisting of one-fifteenth of a share of common stock and a warrant to purchase one-fifteenth of one share of common stock, at a price of $1.00 per unit (the “Private Placement Warrants”). The warrants have a five-year term (from each closing date that units were sold) and an exercise price of $15.00 per share. In total, we sold an aggregate of 2,000,000 units for $2,000,000 to 23 accredited investors between August 16, 2022 and December 22, 2022. There were Private Placement Warrants to purchase 65,033 and 65,033 shares of common stock outstanding as of June 30, 2025 and December 31, 2024, respectively.

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

On February 11, 2025, the Company received a Notice of Exercise from a holder of warrants to purchase shares of common stock relating to the exercise of warrants to purchase 100,000 shares of common stock with an exercise price of $1.50 per share. The Company received the $150,000 aggregate exercise price and issued 100,000 shares of common stock to the prior holder on February 11, 2025.

On February 11, 2025, the Company received a Notice of Exercise from a holder of warrants to purchase shares of common stock relating to the exercise of warrants to purchase 100,000 shares of common stock with an exercise price of $1.50 per share. The Company received the $150,000 aggregate exercise price and issued 100,000 shares of common stock to the prior holder on February 11, 2025.

On February 14, 2025, the Company received a Notice of Exercise from a holder of warrants to purchase shares of common stock relating to the exercise of warrants to purchase 80,000 shares of common stock with an exercise price of $1.50 per share. The Company received the $120,000 aggregate exercise price and issued 80,000 shares of common stock to the prior holder on February 14, 2025.

On June 2, 2025, the Company completed a cashless exercise of 294,643 equity-classified warrants, resulting in the issuance of 93,731 shares of common stock without receiving cash proceeds. The warrants carried an exercise price of $1.50 per share and were exercised in accordance with a contractual net share settlement provision. The number of shares issued was calculated using a formula set forth in the warrants that takes into account the difference between the market price and the exercise price of the warrants. Specifically, the calculation used the volume-weighted average price (VWAP) of $2.20 per share on the relevant trading day, subtracted the exercise price of $1.50, and then multiplied the result by the number of warrants eligible for exercise, which was 294,643. This product was then divided by the VWAP of $2.20 to determine the final number of shares issued.

This non-cash transaction removed 294,643 warrants from the Company’s outstanding instruments and added 93,731 shares to common stock outstanding. The accounting impact was recorded within stockholders’ equity with no changes to cash or liabilities.

The transaction was consistent with ASC 505-20 and reflects the Company’s approach to prudent capital management. Management continues to monitor financing arrangements to align with shareholder interests and long-term strategic growth.

On June 2, 2025, the Company issued 224,981 shares of common stock pursuant to the cashless exercise of 699,143 equity-classified warrants. The warrants had an exercise price of $1.50 per share and were classified as equity instruments under ASC 505-20. The warrant holder elected to exercise the warrants on a cashless basis, surrendering 280,999 warrants in lieu of cash payment. The number of shares issued was calculated using a formula set forth in the warrants that takes into account the difference between the market price and the exercise price of the warrants. Specifically, the calculation used the volume-weighted average price (VWAP) of $2.20 per share on the relevant trading day, subtracted the exercise price of $1.50, and then multiplied the result by the number of warrants eligible for exercise, which was 699,143. This product was then divided by the VWAP of $2.20 to determine the final number of shares issued.

The Company recorded:

●	An increase in Common Stock of $23;

●	An increase in APIC – Common Stock of $23.

No cash was received. The transaction was accounted for entirely within equity, and the warrants were extinguished upon exercise.

On June 9, 2025, the Company received a Notice of Exercise from a holder of warrants to purchase shares of common stock relating to the exercise of warrants to purchase 100,000 shares of common stock with an exercise price of $1.50 per share. The Company received the $150,000 aggregate exercise price and issued 100,000 shares of common stock.

As of June 30, 2025 and December 31, 2024, the fair value of warrants outstanding was $3,248,290 and $2,895,787, respectively. Because the warrants vested immediately, the fair value was assessed on the grant date. During the six months ended June 30, 2025, there were 1,432,709 warrants to purchase common stock issued at a fair value of $3,377,530 on the grant date.

The following table summarizes common stock warrants activity:

	Warrants	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2023	89,533	$16.95
Exercisable, December 31, 2023	89,533	$16.95

Granted	850,800	$5.75
Exercised	-	-
Expired	-	-
Cancelled	-	-
Outstanding, December 31, 2024	940,333	$5.08
Exercisable, December 31, 2024	940,333	$5.08

Granted	1,432,709	$1.50
Exercised	1,227,143	$1.50
Expired	-	-
Cancelled	-	-
Outstanding, June 30, 2025	1,145,899	$4.04
Exercisable, June 30, 2025	1,145,899	$4.04

The weighted average exercise prices, remaining lives for warrants granted, and exercisable as of June 30, 2025, were as follows:

	Outstanding and Vested Warrants
Weighted Average Warrant Exercise Price Per Share	Shares	Life (Years)
$4.04	1,145,899	5.35

As of June 30, 2025, warrants to purchase 1,145,899 shares of common stock are outstanding and vested, and the vested stock warrants have a weighted average remaining life of 4.15 years.

Fair Value of common stock on measurement date	$3.10 - $10.90
Risk free interest rate	From 2.95% to 4.38%
Volatility	From 81.92% to 239.06%
Dividend Yield	0%
Expected Term	3 - 5 years

(1)	The risk-free interest rate was determined by management using the market yield on U.S. Treasury securities with comparable terms as of the measurement date.
(2)	The trading volatility was determined by calculating the volatility of the Company’s peer group.
(3)	The Company does not expect to pay a dividend in the foreseeable future.

NOTE 8 – GOING CONCERN

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the next twelve months. As reflected in the accompanying condensed consolidated financials, the Company had a net loss of $10,255,309 for the six months ended June 30, 2025 and an accumulated deficit of $31,649,804 as of June 30, 2025. The Company will need to raise additional capital to successfully execute its business plan of which there can be no assurance. The sources of this capital are expected to be the sale of equity and debt, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing shareholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues, our financial position, and liquidity, or force us to abandon our business plan. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Unless management is able to obtain additional financing, it is unlikely that the Company will be able to meet its funding requirements during the 12 months from date of issuance of this filing. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company may become a party to lawsuits involving various matters. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.

On October 31, 2024, Eli Lilly and Company (“Eli Lilly”) filed a complaint against us in the Northern District of Texas Dallas Division. The complaint alleges causes of action against us for false and misleading advertising and promotion in violation of Section 43(a)(1)(B) of the Lanham Act; and false advertising, in connection with the Company’s TRIM product, and seeks (a) a declaratory judgment, an injunction from falsely stating or suggesting that our oral dissolvable tirzepatide tablets are approved by the FDA, have been the subject of clinical studies, or achieve certain therapeutic outcomes; engaging in any unfair competition with Eli Lilly; and engaging in any deceptive or unfair acts; (b) an order requiring the Company and its officers, agents, servants, employees, and attorneys and all persons acting in concert or participation with any of them, to engage in corrective advertising by informing consumers that: a. our oral dissolvable tirzepatide tablets do not contain the same formulation as MOUNJARO® or ZEPBOUND®; b. our oral dissolvable tirzepatide tablets do not contain the same dosage as MOUNJARO® or ZEPBOUND®; c. our oral dissolvable tirzepatide tablets are not and have never been approved by FDA; d. our oral dissolvable tirzepatide tablets have never been studied in clinical trials; and d. our oral dissolvable tirzepatide tablets have never been demonstrated to be safe or effective; (c) an order directing the Company to file with the court and serve on Eli Lilly’s attorneys, thirty (30) days after the date of entry of any injunction, a report in writing and under oath setting forth in detail the manner and form in which it has complied with the court’s injunction; (e) an order requiring the Company to account for and pay to Eli Lilly any and all profits arising from the foregoing acts of alleged false advertising; (f) an order requiring the Company to pay Eli Lilly compensatory damages in an amount as of yet undetermined caused by the false advertising and trebling such compensatory damages for payment to Lilly in accordance with 15 U.S.C. § 1117 and other applicable laws; (f) an order requiring the Company to pay Eli Lilly all types of monetary remedies available under Texas state law in amounts as of yet undetermined caused by the foregoing acts of unfair competition; (g) pre-judgment and post-judgment interest on all damages; and (h) attorney’s fees.

As discussed above, the initial Complaint asserted two claims: (i) false advertising under the federal Lanham Act; and (ii) common law deceptive advertising. The Company moved to dismiss the second claim, arguing that Texas does not recognize such a claim. Thereafter, on January 30, 2025, Eli Lilly responded by filing an amended complaint wherein it removed the 2nd cause of action. On February 24, 2025, the Company filed its response along with its affirmative defenses and concluding with a motion to dismiss.

On February 18, 2025, Boustead brought an arbitration action against the Company with the Financial Industry Regulatory Authority (“FINRA”) claiming fees for services owed to Boustead pursuant to its original Engagement Agreement and Advisory Services Agreement entered into with Boustead on June 21, 2022 (the “Boustead Agreement”). Specifically, Boustead is claiming the Company owes Boustead in excess of $1,000,000 in cash and warrants for various financial advisory related services for transactions in which the Company did not engage or retain any financial advisor and in which the Company entered into on their own accord. Furthermore, all transactions in which they are claiming fees transpired after the Right of First Refusal provision of the Boustead Agreement terminated on or around March 20, 2024. The Company believes this is an ill-willed attempt for Boustead to receive fees in which they are not entitled and that this claim has no basis or merit. The Company intends to vigorously defend itself against this claim with FINRA through arbitration.

On June 23, 2025, the Company and Eli Lilly entered into a Confidential Settlement and Mutual Release Agreement whereby both parties agreed to settle and resolve the complaint upon the Company agreeing pay Lilly a total of $20,000 in cash (the “Settlement Amount”) and the Company agreeing to refrain from marketing and selling its Tirzepatide based ‘TRIM’ products on its MangoRx.com website in the future. The Company paid the Settlement Amount on June 27, 2025 and has been settled in full.

On May 5, 2025, the Company entered into a Compromise Settlement Agreement and Mutual Release (the “Settlement”) between the Company, Jacob D. Cohen, the Company’s Chief Executive Officer and Chairman and 1800 Diagonal Lending, LLC (“1800 Diagonal”). Pursuant to the Settlement and in consideration for general releases of all parties, and the dismissal of a lawsuit with prejudice, pursuant to which 1800 Diagonal has made claims against the Company and Mr. Cohen, the Company agreed to issue 1800 Diagonal 62,500 shares of restricted common stock of the Company (the “Settlement Shares”). The Settlement Agreement was entered into following a mediation between the parties. The shares were issued on May 5, 2025 with a fair value of $105,625.

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

On July 1, 2025, Antonios “Tony” Isaac, the Company’s President and member of the Board of Directors, provided notice to the Company of his resignation as both a member of the Board of Directors.

On January 27, 2025, the Company entered into a First Amendment to Payment Plan Letter Agreement (the “1st Amendment”) with MAAB Global Ltd. (“MAAB”). MAAB had previously purchased rights to $500,000 owed by the Company to Barstool Sports, Inc. (“Barstool” and the “Debt”) on January 10, 2025, which amount was non-interest bearing, and due pursuant to the terms of a Payment Plan Letter Agreement entered into between Barstool and the Company on August 27, 2024. Pursuant to the 1st Amendment, the Company and MAAB agreed to amend the terms of the Debt to allow MAAB the right, exercisable at any time, to convert the $500,000 of Debt into shares of the Company’s common stock at a conversion price of $1.50 per share. See Note 8 for further details regarding the request to convert the Note to shares of common stock.

RELATED PARTIES

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

On April 24, 2025, we entered into a First Amendment to Amended and Restated Executive Employment Agreement with Jacob D. Cohen, our Chief Executive Officer (the “Amendment”). The Amendment, which has an effective date of April 1, 2025, amended that prior Amended and Restated Executive Employment Agreement dated December 13, 2024, by and between the Company and Mr. Cohen, as amended to date (the “A&R Agreement”) to: (a) provide for Mr. Cohen to be paid a bonus of an additional 3,192,906 shares of Mango & Peaches, a subsidiary of the Company, common stock (the “M&P Stock”); (b) increase Mr. Cohen’s base yearly compensation to $420,000 per year (from $360,000 per year); (c) increase the monthly office allowance payable to Mr. Cohen to $10,000 (from $7,500); and (d) increase the monthly car allowance payable to Mr. Cohen to $5,000 per month (from $2,500).

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

The Company has right-of-use assets of $27,670 and operating lease liabilities of $30,117 as of June 30, 2025. Operating lease expense for the six months ended June 30, 2025 was $33,884. The Company has recorded $0 in impairment charges related to right-of-use assets during the six months ended June 30, 2025.

Maturity of Lease Liabilities at June 30, 2025	Amount
2025	30,722
Total lease payments	30,722
Less: Imputed interest	(605)
Present value of lease liabilities	$30,117

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the condensed consolidated balance sheet date but before the condensed consolidated financial statements are issued. Based on the evaluation, the Company identified the following subsequent events:

On July 1, 2025, Antonios “Tony” Isaac, the Company’s President and member of the Board of Directors, provided notice to the Company of his resignation as both a member of the Board of Directors.

On July 2, 2025, we entered into a First Amendment to Consulting Agreement with LSTM whereby LSTM agreed to provide additional general consulting services as reasonably requested by the Company during the term of the agreement related to MangoRx Mexico S.A., which was for 12 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the additional services under the agreement, the Company issued LSTM an additional 250,000 shares (for a total of 450,000 shares of common stock) and which were issued under the Company’s 2022 Equity Incentive Plan. The shares were valued at $1.51 per share for a total of $377,500.

On July 3, 2025, we entered into a Consulting Agreement with Dr. Douglas Christianson (“Dr. Christianson”), whereby Dr. Christianson agreed to provide medical research and product development services in connection with assisting in identifying and formulating additional products for both PeachesRx and MangoRx, which was for 12 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued Dr. Christianson 50,000 shares of common stock under the Company’s 2022 Equity Incentive Plan. The shares were valued at $1.49 per share for a total of $74,500.

On July 16, 2025, Indigo Capital LP, which entity held a convertible promissory note in the principal amount of $500,000, converted the principal amount of such note, and accrued interest due through maturity of $90,000, into an aggregate of 393,333 shares of common stock of the Company at a conversion price of $1.50 per share, as set forth in the convertible promissory note.

On, and effective on July 21, 2025, the Company entered into an Agreement to Amend Promissory Note (the “Agreement to Amend”), with Tiger Cub, which trust is controlled by the Company’s Chief Executive Officer and Chairman, Jacob D. Cohen, pursuant to which (a) Tiger Cub and the Company agreed to amend and restate the Promissory Note into an Amended and Restated Convertible Promissory Note (the “A&R Note”); and (b) the Company granted Tiger Cub warrants to purchase 50,000 shares of common stock (the “Tiger Cub Warrants”). The Agreement to Amend included certain representations and warranties to Tiger Cub. The A&R Note amended and restated the Promissory Note to (a) provide Tiger Cub the option to convert the principal and accrued interest under the note into shares of common stock of the Company at a conversion price each to the greater of (x) (1) $1.50; (2) if the A&R Note was entered into prior to the close of market on the date entered into, the greater of (i) the consolidated closing bid price, and the (ii) closing price, of the common stock of the Company on the last trading day prior to the date the A&R Note was entered into, plus $0.125; and (3) if the A&R Note was entered into after the close of market on the date entered into, the greater of (i) the consolidated closing bid price, and the (ii) closing price, of the common stock of the Company on the date the A&R Note was entered into, plus $0.125, and (y) the lowest price per share of common stock which would not, under applicable rules of the Nasdaq Capital Market, require stockholder approval for such issuance of common stock in connection with a conversion, taking into account all securities issuable in connection therewith—which conversion price was $1.785; and (b) remove the Mandatory Prepayment requirement.

The Tiger Cub Warrants have an exercise price of $1.815 per share, a term through July 21, 2028 and cash only exercise rights.

On July 29, 2025, a holder of certain outstanding warrants of the Company, exercised warrants to purchase 198,000 shares of common stock with an exercise price of $1.50, for an aggregate of $297,000, and was issued 198,000 net shares of common stock. We claim an exemption from registration for the issuance of the shares pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), since the offer and sale of such shares did not involve a public offering.

On July 30, 2025, the Company entered into a Mutual Rescission and Release Agreement (a “Rescission Agreement”) with Navy Wharf, pursuant to which the Company and Navy Wharf agreed to terminate and rescind the MSA, effective as of July 30, 2025, and each of the parties provided mutual releases of their obligations under the MSA, subject to certain continuing representations and warranties of Navy Wharf, and Navy Wharf agreed to cancel all of the Navy Shares (the “Rescission”). As a result of the Recission Agreement, the Company cancelled the 1,000,000 shares previously issued to Navy Wharf at $4.75 per share, or $4,750,000. No material early termination penalties were incurred by the Company in connection with the Rescission.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed interim condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and the notes to those consolidated financial statements for the fiscal year ended December 31, 2024, which were included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2025 (the “2024 Annual Report”). The following discussion contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. See also “Cautionary Statement Regarding Forward-Looking Information”, above. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Quarterly Report and in other reports we file with the SEC. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason, except as otherwise provided by law.

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

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited condensed consolidated financial statements of the Company for the three months ended June 30, 2025 and 2024, above.

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

The following discussion is based upon our financial statements included elsewhere in in this Report, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies.

Introduction

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. An overview of our current operations.

●	Recent Events. A summary of recent events affecting the Company.

●	Plan of Operations. A description of our plan of operations for the next 12 months including required funding.

●	Results of Operations. An analysis of our financial results comparing the three and six months ended June 30, 2025 and 2024.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

●	Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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

The Company, through the patent portfolio acquired as part of the Intramont IP Purchase Agreement (as further described under “Part I – Item 1. Financial Statements” in the Notes to Condensed Consolidated Financial Statements in “Note 1 – Organization and Description of the Business”), is in the process of conducting Phase II clinical trials and efficacy studies to determine the effectiveness of its patented respiratory illness prevention technology against the likes of the influenza A virus (H1N1) and avian influenza (H5N1). The studies are anticipated to be completed in the 3rd quarter of 2025 which will then determine the Company’s next steps in its commercialization and monetization efforts.

The Company, through its Master Distribution Agreement with Propre Energie, Inc. (as further described under “Part I – Item 1. Financial Statements” in the Notes to Condensed Consolidated Financial Statements in “NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Master Distribution Agreements”) intends to license certain intellectual property and patent rights from Propre relating to clinically proven, plant-based formulations targeting hyperpigmentation, dark spots, uneven skin tone, and skin brightening through advanced solutions marketed under the brand Dermytol® (“Dermytol”). The Company is in the process of preparing its marketing and distribution strategy for Dermytol and intends to commence operations under this agreement in the 3rd quarter of 2025.

Recent Events

In addition to the recent funding events and agreements described in greater detail below under “Liquidity and Capital Resources— Funding Arrangements”, the following material transactions took place during the six months ended June 30, 2025 and from July 1, 2025 through the filing of this Report:

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

On July 30, 2025, the Company entered into a Mutual Rescission and Release Agreement (the “Navy Wharf Rescission Agreement”) with Navy Wharf, pursuant to which the Company and Navy Wharf agreed to terminate and rescind the MDA, effective as of July 30, 2025, each of the parties provided mutual releases of their obligations under the MDA, subject to certain continuing representations and warranties of Navy Wharf, and Navy Wharf agreed to cancel all of the Navy Shares (the “Navy Wharf Rescission”).

No material early termination penalties were incurred by the Company in connection with the Navy Wharf Rescission.

ArcStone Consulting Agreement

On April 18, 2025, we entered into a Consulting Agreement with ArcStone Securities and Investments Corp. (“ArcStone” and the “ArcStone Agreement”), whereby ArcStone agreed to provide financial advisory, investor awareness and related consulting services as reasonably requested by the Company during the term of the agreement, which was for six months. In consideration for agreeing to provide the services under the agreement, the Company issued ArcStone 100,000 shares of restricted common stock valued at $2.57 per share for a total of $257,000 (the “ArcStone Shares”).

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

May 2025 Rescission Agreements

On May 22, 2025, the Company entered into three separate Mutual Rescission and Release Agreements (each a “May 2025 Rescission Agreement”) with each of ArcStone, Smokeless and Strategem, pursuant to which: (a) the Company and ArcStone agreed to terminate and rescind the ArcStone Agreement, effective as of May 22, 2025 , each of the parties provided mutual releases of their obligations under the ArcStone Agreement, subject to certain continuing representations and warranties of ArcStone, and ArcStone agreed to cancel 50,000 of the ArcStone Shares, with the remaining 50,000 ArcStone Shares being retained by ArcStone in consideration for services rendered through the date of entry into the May 2025 Rescission Agreement with ArcStone; (b) the Company and Smokeless agreed to terminate and rescind the IP Purchase Agreement, effective as of May 22, 2025, each of the parties provided mutual releases of their obligations under the IP Purchase Agreement, subject to certain continuing representations and warranties of Smokeless; the Company agreed to return all of the Purchased IP to Smokeless, and Smokeless agreed to cancel all 1,600,000 of the Smokeless Shares; and (c) the Company and Strategem agreed to terminate and rescind the Strategem Agreement, effective as of May 22, 2025, each of the parties provided mutual releases of their obligations under the Strategem Agreement, subject to certain continuing representations and warranties of Strategem; and Strategem agreed to waive any obligation of the Company to issue the 120,000 Strategem Shares, which have not been issued to date (collectively, (a) through (c), collectively, the “May 2025 Rescissions”).

No material early termination penalties were incurred by the Company in connection with the May 2025 Rescissions, except for the 50,000 ArcStone Shares which were retained by ArcStone in consideration for services rendered through the date of entry into the May 2025 Rescission Agreement with ArcStone.

PrevenTech Master Distribution Agreement

On May 14, 2025, MangoRx IP Holdings, LLC (“MangoRX IP”), the Company’s wholly-owned subsidiary, entered into a Master Distribution Agreement with PrevenTech Solutions, LLC (“PrevenTech” and the “PrevenTech MDA”). Pursuant to the PrevenTech MDA, the Company granted PrevenTech the exclusive, worldwide, licensing and distribution rights, to certain intellectual property and patent rights held by the Company relating to respiratory illness prevention technology, including the right to sell antiviral products, including but not limited to toothpaste, lozenges, mouthwash, oral sprays, and animal feed or water additives for poultry and livestock, which may be manufactured and/or designed in a various formats, using the patents.

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

Unit Subscriptions

On May 23, 2025, we entered into two Subscription Agreements with two accredited investors (the “May 2025 Investors”), pursuant to which the May 2025 Investors purchased an aggregate of 70,454 units, each consisting of one share of common stock and one half of one warrant to purchase one share of common stock, for a total of $1.65 per unit. As a result of the subscriptions, the Company, in consideration for $116,249 received from the May 2025 Investors, issued 70,454 shares of common stock and warrants to purchase 35,227 shares of common stock (the “May 2025 Investor Warrants”) to the May 2025 Investors. The Subscription Agreements included customary representations and warranties of the May 2025 Investors and the Company.

The May 2025 Investor Warrants have an exercise price of $3.00 per share, a term through May 23, 2028 and cash only exercise rights. The May 2025 Investor Warrants include a 4.999% beneficial ownership limitation, which may be increased to not more than 9.999% with not less than 61 days prior written notice from each holder. The May 2025 Investor Warrants also provide that the Company has the right to accelerate the expiration of the May 2025 Investor Warrants if the volume-weighted average price (VWAP) of the Company’s common stock on Nasdaq reaches or exceeds $3.00 per share for five consecutive trading days, with written notice to the warrant holder within two trading days. The notice must specify the trigger date, the relevant VWAP data, and an accelerated expiration date that is at least 30 calendar days from the date the notice is given. If the May 2025 Investor Warrants are not exercised by 5:00 p.m. (New York time) on the accelerated expiration date, they will automatically expire and be of no further effect. In the event that the Company fails to provide an acceleration notice within two trading days after the applicable acceleration trigger date, the rights of the Company continue to apply to future acceleration trigger events, if any.

Amended and Restated Convertible Promissory Note

On April 15, 2025, the Company borrowed $500,000 from Indigo Capital LP (“Indigo”), which loan was evidenced by a Promissory Note dated April 15, 2025 (the “Indigo Note”). The Indigo Note bears interest at 18% per annum, compounded monthly, with accrued interest payable in full on the maturity date, subject to acceleration and prepayment terms as described below. The Indigo Note matures on the earlier of (i) April 15, 2026 (the “Stated Maturity Date”), (ii) the date on which the Indigo Capital provides written notice of acceleration following an event of default or other specified triggering event, and (iii) five (5) business days following the closing of a Qualified Funding (a “Mandatory Prepayment”). “Qualified Financing” means a fundraising by the Company, other than in connection with the sale of notes on substantially similar terms as this Indigo Note, after the date of the Indigo Note, for the principal purpose of raising capital.

On, and effective on May 27, 2025, the Company entered into an Agreement to Amend Promissory Note (the “Agreement to Amend”), with the Indigo Capital, pursuant to which (a) Indigo Capital and the Company agreed to amend and restate the Indigo Note into an Amended and Restated Convertible Promissory Note (the “A&R Indigo Note”); and (b) the Company granted Indigo Capital warrants to purchase 275,482 shares of common stock (the “Indigo Capital Warrants”). The Agreement to Amend included certain representations and warranties to Indigo Capital.

The A&R Indigo Note amended and restated the Indigo Note to (a) provide Indigo Capital the option to convert the principal and accrued interest under the note into shares of common stock of the Company at a conversion price of $1.50 per share, subject to a 4.999% beneficial ownership limitation; and (b) remove the Mandatory Prepayment requirement.

The Indigo Capital Warrants have an exercise price of $1.815 per share, a term through May 27, 2028 and cash only exercise rights. The Indigo Capital Warrants include a 4.999% beneficial ownership limitation.

On July 16, 2025, Indigo converted the principal amount of the A&R Indigo Note, and accrued interest due through maturity of $90,000, into an aggregate of 393,333 shares of common stock of the Company at a conversion price of $1.50 per share, as set forth in the A&R Indigo Note.

Mango and Peaches Term of Service Agreement

On May 15, 2025, we, through our then subsidiary, Mango & Peaches Corp. (“Mango & Peaches”), entered into a Terms of Service Agreement with Levo Healthcare Consulting, Inc. (“Levo”), to provide certain digital marketing and advertising services to the Company during the term of the agreement, which begins on June 1, 2025 and continues for 36 months, subject to either party’s right to terminate the agreement before that upon the breach of the other party, and failure to cure within 30 days of written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued 120,000 shares of the Company’s restricted common stock to Levo upon the parties’ entry into the agreement, which vest at a rate of 10,000 per month (the “Levo Shares”), and agreed to pay Levo between 5% - 3% of our monthly media buying fee, which will be between $25,000 and $35,000 per month (increasing during the term of the agreement). We also agreed to pay Levo 4% of the gross revenue generated by its services. We also agreed to pay Levo future performance based incentives to be agreed mutually by the parties in the future.

The Terms of Services includes customary representations of the parties, confidentiality obligations of the parties, limitations on liability, and non-circumvention requirements of a transaction of the size and scope as the Terms of Services, and requires us to exclusively use Levo for marketing, creative, development, lifestyle and analytics during the term of the agreement.

Mango & Peaches Issuance to Jacob D. Cohen

On May 13, 2025, Mango & Peaches, the Company’s then wholly-owned subsidiary issued 4,892,906 shares of its common stock and 100 shares of its Series A Super Majority Voting Preferred Stock (collectively, the “M&P Stock”) to Jacob Cohen, the Chief Executive Officer and Chairman of the Company and the Chief Executive Officer of Mango & Peaches, which was due pursuant to the terms of Mr. Cohen’s employment agreement with the Company, as amended.

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

Mango & Peaches Series B Convertible Cumulative Preferred Stock

On July 3, 2025, Mango & Peaches submitted for filing to the Secretary of State of Texas, a Certificate of Designations of Mango & Peaches Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of Its 6% Series B Convertible Cumulative Preferred Stock (the “Series B Designation”), which was filed with the Secretary of State of Texas on July 3, 2025. The Series B Designation designated 1,000,000 shares of Series B Preferred Stock.

The Series B Designation provides for the Series B Preferred Stock to have the following terms:

6% Series B Convertible Cumulative Preferred Stock

Dividend Rights. From and after the issuance date of the Series B Preferred Stock, each share of Series B Preferred Stock is entitled to receive, when, as and if authorized and declared by the Board of Directors of Mango & Peaches, out of any funds legally available therefor, cumulative dividends in an amount equal to (i) the 6% per annum on the stated value (initially $10 per share)(the “Stated Value”) as of the record date for such dividend (as described in the Series B Designation), and (ii) on an as-converted basis, any dividend or other distribution, whether paid in cash, in-kind or in other property, authorized and declared by the Board of Directors on the issued and outstanding shares of common stock in an amount determined by assuming that the number of shares of common stock into which such shares of Series B Preferred Stock could be converted on the applicable record date for such dividend or distribution.

Dividends payable pursuant to (i) above are payable quarterly in arrears, if, as and when authorized and declared by the Board of Directors, or any duly authorized committee thereof, to the extent not prohibited by law, on March 31, June 30, September 30 and December 31 of each year (unless any such day is not a business day, in which event such dividends are payable on the next succeeding business day, without accrual of interest thereon to the actual payment date), commencing on September 30, 2025.

Accrued dividends may be settled in cash, subject to applicable law, or in-kind, by increasing the Stated Value by the amount of the quarterly dividend.

Liquidation Preference. Upon any liquidation, dissolution or winding-up of Mango & Peaches, whether voluntary or involuntary (a “Liquidation”), the holders of the Series B Preferred Stock are entitled to receive out of the assets, whether capital or surplus, of Mango & Peaches an amount equal to the Stated Value, plus $2.50, plus an amount equal to the total dividends which accrued, or would have accrued, on the Stated Value of such share of Series B Preferred Stock from the end of the last regular dividend period, to the date such liquidation preference is due (the “Liquidation Preference”), for each share of Series B Preferred Stock, before any distribution or payment is made to the holders of any junior securities, but after the payment of any liquidation preference of any holder of senior securities which has a preferential right to payments in liquidation, and if the assets of Mango & Peaches are insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of the Series B Preferred Stock are to be ratably distributed among the holders of the Series B Preferred Stock in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

Conversion Rights. Each holder of Series B Preferred Stock may, at its option, convert its shares of Series B Preferred Stock into that number of shares of common stock of Mango & Peaches equal to the lessor of (i) the Stated Value, and (ii) $12.50, as equitably adjusted for recapitalizations, divided by $1.50 per share (the “Conversion Price”), subject to adjustment for stock splits and stock dividends, with any fractional shares rounded up to the nearest whole share.

The Series B Designation includes a conversion limitation prohibiting any holder and their affiliates from converting the Series B Preferred Stock into common stock in the event that upon such conversion their beneficial ownership of Mango & Peaches’s common stock would exceed 4.999% (which can be increased as to any holder, to up to 9.999%, with 61 days prior written notice by such holder).

Voting Rights. The Series B Preferred Stock have no voting rights, except in connection with the protective provisions discussed below.

Protective Provisions. So long as any shares of Series B Preferred Stock are outstanding, Mango & Peaches cannot without first obtaining the approval of the holders of a majority of the then outstanding shares of Series B Preferred Stock, voting together as a class:

(a) Amend any provision of the Series B Designation;

(b) Increase or decrease (other than by redemption or conversion) the total number of authorized shares of Series B Convertible Preferred Stock;

(c) Amend the Certificate of Formation of Mango & Peaches (including by designating additional series of Preferred Stock) in a manner which adversely affects the rights, preferences and privileges of the Series B Preferred Stock;

(d) Authorize or issue any senior shares or any class or series of equity securities ranking senior to the Series B Preferred Stock as to dividends or distributions upon liquidation (including securities convertible into or exchangeable for any such senior securities); or

(e) Alter or change the rights, preferences or privileges of the shares of Series B Preferred Stock so as to affect adversely the shares of such series.

Redemption Rights. Mango & Peaches may redeem the outstanding Series B Preferred Stock shares, from time to time, in whole or in part, at any time after the third anniversary of the first issuance date, and continuing indefinitely thereafter, at the option of Mango & Peaches, for cash, at the aggregate redemption value of $12.50 per share of the shares redeemed.

To date, no shares of Series B Preferred Stock of Mango & Peaches are issued or outstanding.

Amended and Restated Convertible Promissory Note

On May 2, 2025, the Company borrowed $100,000 from The Tiger Cub Trust, which trust is controlled by the Company’s Chief Executive Officer and Chairman, Jacob D. Cohen (“Tiger Cub”), which loan was evidenced by a Promissory Note dated May 2, 2025 (the “Tiger Cub Note”). The Tiger Cub Note bears interest at 18% per annum, compounded monthly, with accrued interest payable in full on the maturity date, subject to acceleration and prepayment terms as described below. The Tiger Cub Note matures on the earlier of (i) May 2, 2026 (the “Stated Maturity Date”), (ii) the date on which Tiger Cub provides written notice of acceleration following an event of default or other specified triggering event, and (iii) five (5) business days following the closing of a Qualified Funding (a “Mandatory Prepayment”). “Qualified Financing” means a fundraising by the Company, other than in connection with the sale of notes on substantially similar terms as the Tiger Cub Note, after the date of the Tiger Cub Note, for the principal purpose of raising capital.

On, and effective on July 21, 2025, the Company entered into an Agreement to Amend Promissory Note (the “Agreement to Amend”), with Tiger Cub, pursuant to which (a) Tiger Cub and the Company agreed to amend and restate the Tiger Cub Note into an Amended and Restated Convertible Promissory Note (the “A&R Tiger Cub Note”); and (b) the Company granted Tiger Cub warrants to purchase 50,000 shares of common stock (the “Tiger Cub Warrants”). The Agreement to Amend included certain representations and warranties to Tiger Cub. The A&R Tiger Cub Note amended and restated the Tiger Cub Note to (a) provide Tiger Cub the option to convert the principal and accrued interest under the note into shares of common stock of the Company at a conversion price each to the greater of (x) (1) $1.50; (2) if the A&R Tiger Cub Note was entered into prior to the close of market on the date entered into, the greater of (i) the condensed consolidated closing bid price, and the (ii) closing price, of the common stock of the Company on the last trading day prior to the date the A&R Tiger Cub Note was entered into, plus $0.125; and (3) if the A&R Tiger Cub Note was entered into after the close of market on the date entered into, the greater of (i) the condensed consolidated closing bid price, and the (ii) closing price, of the common stock of the Company on the date the A&R Tiger Cub Note was entered into, plus $0.125, and (y) the lowest price per share of common stock which would not, under applicable rules of the Nasdaq Capital Market, require stockholder approval for such issuance of common stock in connection with a conversion, taking into account all securities issuable in connection therewith—which conversion price was $1.785; and (b) remove the Mandatory Prepayment requirement.

The Tiger Cub Warrants have an exercise price of $1.815 per share, a term through July 21, 2028 and cash only exercise rights.

Plan of Operations

We had working capital deficit of $1.5 million as of June 30, 2025, and $1.3 million as of December 31, 2024. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we currently anticipate the need for additional funding in order to continue our operations at their current levels and to pay the costs associated with being a public company for the next 12 months. We may also require additional funding in the future to expand or complete acquisitions.

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

Strategic Alternatives

In October 2024, the Board of Directors of the Company initiated a process to evaluate potential strategic alternatives with the intent to unlock and maximize shareholder value, including but not limited to potential mergers, acquisitions, divestitures and business combinations, acquisitions of businesses, entry into new lines of business, business expansions, joint ventures, and other key strategic transactions outside the ordinary course of the Company’s current business. This initiative is being be undertaken in parallel with the Company’s current business operations. In consultation with financial and legal advisors, the Company intends to consider a broad range of strategic, operational and financial alternatives, and is exploring a full range of options. There is no assurance that the strategic review process will result in the approval or completion of any specific transaction or outcome. The Company has not established a timeline for completion of the review process and does not intend to comment further unless and until its Board of Directors has approved a definitive course of action, or it is determined that other disclosure is necessary or appropriate .

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

We had revenues of $168,109 for the three months ended June 30, 2025, compared to revenues of $163,163 for the three months ended June 30, 2024, which increase was mainly due to an increase in customers for our MangoRx and PeachesRx products.

Cost of revenues was $18,815 and $29,665 for the three months ended June 30, 2025 and 2024, respectively, which decrease was due to a decrease in shipping expenses and third-party doctor related visits.

Cost of revenues – related party, representing amounts paid to Epiq Scripts, our related party pharmacy for pharmacy services, totaled $59,346 and $63,706 for the three months ended June 30, 2025 and 2024, respectively, which decrease in the current period was due to sales of new products with lower percentage cost as to revenue..

During the first quarter of 2025, we further developed our website capabilities and continued preparation for the re-launch of our website. Travel expenses were not separately disclosed for the three-month periods but are generally associated with costs related to vendor meetings, promotional events, and other travel-related activities.

General and administrative expenses were $1,245,360 and $850,704 for the three months ended June 30, 2025 and 2024, respectively, which increase was mainly due to legal expenses, consulting, insurance, accounting and various expenses related to the acquisitions of intellectual properties and the negotiations and entering into the various master distribution agreements for Diabetinol® and Dermytol, which agreement relating to Diabetinol® was subsequently rescinded after June 30, 2025, as discussed above.

Salaries and benefits were $628,343 and $259,105 for the three months ended June 30, 2025 and 2024, respectively, which increase was due to the engagement of new management staff and an increase in salary to our CEO.

Advertising and marketing expenses in the amount of $258,295 and $229,244 for the three months ended June 30, 2025 and 2024, respectively, related to digital marketing, branding initiatives, and promotional events. The increase was primarily related to increased advertising for our new PeachesRx products.

Investor relations expenses were $106,000 and $40,000 for the three months ended June 30, 2025 and 2024, respectively, which increase was related to expanded efforts to raise public awareness of our stock during the current period.

Stock-based compensation totaled $3,120,445 and $859,380 (inclusive of stock issued for services and issuances of options and warrants) for the three months ended June 30, 2025 and 2024, respectively, which increase was due to greater use of equity-based incentives in the current period.

We had $21,700 and $0 of interest expense for the three months ended June 30, 2025 and 2024, respectively, which increase was due to interest expense on notes payable.

We had a $125,625 loss from settlement in the three months ended June 30, 2024, compared to $0 in the prior period, which loss from settlement was due to legal settlements reached, as discussed above.

We had a net loss of $5,415,820 for the three months ended June 30, 2025, compared to a net loss of $2,391,319 for the three months ended June 30, 2024, an increase in net loss of $3,024,501, due to a small increase in revenue and increase in our general and administrative expenses related to the acquisitions of intellectual properties and the negotiations and entering into the various master distribution agreements for Diabetinol® and Dermytol.

Comparison of the Six Months Ended June 30, 2025 and 2024

We had revenues of $277,415 for the six months ended June 30, 2025, compared to revenues of $377,258 for the six months ended June 30, 2024, which decrease was mainly due to issues involving the transition and migration from our original telemedicine and software platform to our new telehealth platform.

Cost of revenues was $43,552 and $50,460 for the six months ended June 30, 2025 and 2024, respectively, which decrease was due to fluctuations in service usage and delivery costs during the current period.

Cost of revenues – related party, representing amounts paid to Epiq Scripts, our related party pharmacy for pharmacy services, totaled $81,851 and $109,608 for the six months ended June 30, 2025 and 2024, respectively, which decrease in the current period was due to sales of new products with lower percentage cost as to revenue.

During the first quarter of 2025, we further developed our website capabilities and continued preparation for the re-launch of our website. Travel expenses were not separately disclosed for the six-month periods but are generally associated with costs related to vendor meetings, promotional events, and other travel-related activities.

General and administrative expenses were $2,787,804 and $1,622,662 for the six months ended June 30, 2025 and 2024, respectively, which increase was mainly due to legal expenses, consulting, insurance, accounting and various expenses related to the acquisitions of intellectual properties and the negotiations and entering into the various master distribution agreements for Diabetinol® and Dermytol, which agreement relating to Diabetinol® was subsequently rescinded after June 30, 2025, as discussed above.

Salaries and benefits were $1,254,941 and $552,314 for the six months ended June 30, 2025 and 2024, respectively, which increase was due to the engagement of new management staff and an increase in salary to our CEO.

Advertising and marketing expenses in the amount of $540,027 and $1,081,627 for the six months ended June 30, 2025 and 2024, respectively, related to digital marketing, branding initiatives, and promotional events. The decrease was related to a reduction in advertising and marketing while we focused on internal software development for our website re-launch.

Investor relations expenses were $1,525,000 and $183,000 for the six months ended June 30, 2025 and 2024, respectively, which increase was related to expanded efforts to raise public awareness of our stock during the current period.

Stock-based compensation totaled $4,165,924 and $1,313,845 (inclusive of stock issued for services and issuances of options and warrants) for the six months ended June 30, 2025 and 2024, respectively, which increase was due to greater use of equity-based incentives in the current period.

We had $8,000 and $0 of interest expense for the six months ended June 30, 2025 and 2024, respectively, which increase was due to accrued interest on notes payable.

We had a $125,625 loss from settlement in the three months ended June 30, 2024, compared to $0 in the prior period, which loss from settlement was duetolegal settlements reached, as discussed above.

We had a net loss of $10,255,309 for the six months ended June 30, 2025, compared to a net loss of $4,758,936 for the six months ended June 30, 2024, an increase in net loss of $5,496,373 due to a decrease in revenue and increase in our general and administrative expenses related to the acquisitions of intellectual properties and the negotiations and entering into the various master distribution agreements for Diabetinol® and Dermytol.

Liquidity and Capital Resources

As of June 30, 2025, we had $101,019 of cash on-hand, compared to $58,653 of cash on-hand of December 31, 2024. We also had $16,942 of security deposit, representing the security deposit on our leased office space, $2,304 of property and equipment, net, consisting of computers, office and custom product packaging equipment, $27,670 of right of use-asset in connection with our lease, and $20,694,893 of patents and license agreements, net of amortization, which we acquired pursuant to certain Patent Purchase and Master License Agreements.

Cash increased mainly due to financing activities; whereby we were able to sell stock for cash and through notes payable to third parties ad related parties..

As of June 30, 2025, the Company had total current liabilities of $1,600,945, consisting of $767,996 of accounts payable and accrued liabilities, $30,000 of accrued liabilities – related parties, relating to accrued salary to our CEO, $2,973 of payroll tax liabilities, relating to payroll taxes that are due after June 30, 2025, $500,000 of note payable, relating to Indigo Note, which has since been converted into common stock and been satisfied in full, $100,000 of related party notes payable, relating to the Tiger Cub Note, $30,117 of right-of-use liability, operating lease, $160,684 of other liabilities including amounts owed to Intramont in connection with the purchase of intellectual property, and $9,175 of other liabilities – related parties, representing credit card payments made by our CEO Jacob Cohen.

As of June 30, 2025, we had $20,842,828 in total assets, $1,600,945 in total liabilities, a working capital deficit of $1.48 million and a total accumulated deficit of $31,649,804.

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

We have experienced recurring net losses since inception. We believe that we will continue to incur substantial operating expenses in the foreseeable future as we continue to invest to market and sell our Pharmaceutical Products and to attract customers, expand the product offerings and enhance technology and infrastructure. These efforts may prove more expensive than we anticipate, and we may not succeed in generating commercial revenues or net income to offset these expenses. Accordingly, we may not be able to achieve profitability, and we may incur significant losses for the foreseeable future. Our independent registered public accounting firm included an explanatory paragraph in its report on our condensed consolidated financial statements as of December 31, 2024. As of June 30, 2025, our current capital resources, combined with the net proceeds from the offering, are not expected to be sufficient for us to fund operations for the next 12 months. We need to raise funding to support our operations in the future. We may also seek to acquire additional businesses or assets in the future, which may require us to raise funding. We currently anticipate such funding being raised through the offering of debt or equity. Such additional financing, if required, may not be available on favorable terms, if at all. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our shareholders experiencing significant dilution. If such financing is unavailable, we may be forced to curtail our business plan, which may cause the value of our securities to decline in value. We currently have no more availability under the ELOC, which funding we may request from the April 2024 Purchaser from time to time, subject to the terms thereof, and which funding, if requested may cause dilution to existing shareholders. Additionally, we may receive funding upon the exercise of outstanding warrants from time to time, which exercises may cause dilution to existing shareholders.

To support our existing operations or any future expansion of business, including the ability to execute our growth strategy, we must have sufficient capital to continue to make investments and fund operations. We have plans to pursue an aggressive growth strategy for the expansion of operations through marketing to attract new customers for our Pharmaceutical Products.

Cash Flows

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2025
Cash used in:
Operating activities	$(3,531,230)	$(2,568,367)
Investing activities	—	—
Financing activities	3,565,785	2,255,770
Net increase (decrease) in cash equivalents	$34,555	$(247,597)

Net cash used in operating activities was $3,531,230 for the six months ended June 30, 2025, which was mainly due to $10,255,309 of net loss, offset by $5,113,591 of common stock issued for services, $695,811 of amortization of licensing agreement, settlement of accounts payable of $500,000 in accounts payable with issuance of common stock and $554,913 of amortization of intangible assets.

Net cash used in operating activities was $2,568,367 for the six months ended June 30, 2024, which was mainly due to $4,758,936 of net loss, offset by $1,224,900 of common stock issued for services, and $577,885 of accounts payable and accrued liabilities related parties.

There was no net cash used in investing activities for either the six months ended June 30, 2025 or 2024.

Net cash provided by financing activities was $3,565,785 for the six months ended June 30, 2025, which was mainly due to $1,150,000 of proceeds from collection of subscriptions receivable, $100,000 from the sale of Series B Convertible preferred stock for cash, $1,085,785 of proceeds from the sale of common stock; $630,000 of proceeds from the exercise of warrants; and $100,00 borrowed from our Chief Executive Officer and Chairman, Jacob Cohen and a note payable with a third party for $500,000.

Related Party Loans and Advances

On March 1, 2024, the Company borrowed $37,500 from Ronin Equity Partners, which is owned and controlled by Jacob D. Cohen, the Company’s Chief Executive Officer and Chairman. The amount borrowed is payable on demand and does not accrue interest. The Company repaid the full amount of $37,500 on October 7, 2024 with no interest.

On March 18, 2024, the Company borrowed $50,000 from Cohen Enterprises, Inc., which is owned and controlled by Jacob D. Cohen, the Company’s Chief Executive Officer and Chairman. The amount borrowed is payable on demand and does not accrue interest. This note was included with a new note, as discussed below.

On April 1, 2024, the Company borrowed $100,000 from Cohen Enterprises, Inc., which is owned and controlled by Jacob D. Cohen, the Company’s Chief Executive Officer and Chairman. The amount borrowed is payable on demand and does not accrue interest. This note was included with a new note, see below.

On October 18, 2024, the Company entered into a $150,000 promissory note (the “Cohen Note”) with Cohen Enterprises, Inc. to evidence, document and memorialize (a) $50,000 loaned to the Company from Cohen Enterprises on March 18, 2024, and (b) $100,000 loaned to the Company from Cohen Enterprises on April 1, 2024, which amounts previously accrued no interest and were due on demand. The Cohen Note in the principal amount of $150,000, accrues interest at the rate of 8% per annum (12% upon the occurrence of an event of default), with interest accruing monthly in arrears and payable at maturity or earlier acceleration. The Cohen Note was due upon the earlier of January 2, 2025, and upon acceleration by Cohen Enterprises pursuant to the terms thereof upon default, or automatically upon certain bankruptcy events occurring. The Cohen Note may be prepaid without penalty, is unsecured and contains customary representations and covenants of the Company. The note includes customary events of default and allows Cohen Enterprises the right to accelerate the amount due under the note upon the occurrence of such event of default, subject to certain cure rights.

On December 13, 2024, Mr. Cohen sold his note in the amount of $150,000 to a third party entity. The terms of the note remain unchanged, however, the note is no longer considered a related party note.

During the six months ended June 30, 2025, Mr. Cohen used his personal credit card for payments to a third-party vendor for services rendered to the Company. The total amount outstanding as of June 30, 2025 was $30,000.

On May 2, 2025, the Company borrowed $100,000 from The Tiger Cub Trust, which trust is controlled by the Company’s Chief Executive Officer and Chairman, Jacob D. Cohen, and entered into a Promissory Note with Tiger Cub to evidence such loan, as discussed in greater detail above

The Tiger Cub Note has a principal balance of $100,000. The Tiger Cub Note bears interest at a rate of 18% per annum, compounded monthly, and matures on the earliest of (i) May 2, 2026, (ii) acceleration upon an event of default at the option of the holder, or (iii) five business days following the closing of a Qualified Financing, as discussed below.

The Tiger Cub Note includes customary terms for promissory notes, including payment hierarchy, prepayment, default events, and remedies, and customary representations and warranties of the parties and covenants of the Company.

The Company may prepay the Tiger Cub Note at any time prior to maturity; however, any such prepayment will require a prepayment premium equal to the Make Whole Amount (defined below), minus any accrued interest as of the prepayment date, which is also payable upon prepayment. The “Make Whole Amount” is defined as an amount equal to the original principal amount of the Promissory Note, multiplied by the standard interest rate (18%), designed to approximate the holder’s expected return over the full term of the Promissory Note.

The Tiger Cub Note also includes a mandatory prepayment provision requiring repayment of the entire outstanding amount, together with accrued interest and a make-whole premium, within five business days following the closing of a Qualified Financing. A “Qualified Financing” is defined in the Tiger Cub Note as any fundraising transaction completed after the Tiger Cub Note’s effective date, other than a sale of notes on substantially similar terms as the Tiger Cub Note, undertaken primarily for the purpose of raising capital.

In the event of default, including nonpayment, material breaches, insolvency events, or material adverse effects, the holder may declare the outstanding obligations under the Tiger Cub Note immediately due and payable (in the event of bankruptcy such repayment obligation is immediate, without notice) and immediately upon the occurrence of an event of default, without any required notice of, or action by, holder, the principal amount of the Tiger Cub Note automatically increases to an amount equal to the then outstanding balance of the Tiger Cub Note, plus the Make Whole Amount.

On, and effective on July 21, 2025, the Company entered into an Agreement to Amend Promissory Note, with Tiger Cub, pursuant to which (a) Tiger Cub and the Company agreed to amend and restate the Tiger Cub Note into an Amended and Restated Convertible Promissory Note; and (b) the Company granted Tiger Cub warrants to purchase 50,000 shares of common stock. The Agreement to Amend included certain representations and warranties to Tiger Cub. The A&R Tiger Cub Note amended and restated the Tiger Cub Note to (a) provide Tiger Cub the option to convert the principal and accrued interest under the note into shares of common stock of the Company at a conversion price each to the greater of (x) (1) $1.50; (2) if the A&R Tiger Cub Note was entered into prior to the close of market on the date entered into, the greater of (i) the consolidated closing bid price, and the (ii) closing price, of the common stock of the Company on the last trading day prior to the date the A&R Tiger Cub Note was entered into, plus $0.125; and (3) if the A&R Tiger Cub Note was entered into after the close of market on the date entered into, the greater of (i) the consolidated closing bid price, and the (ii) closing price, of the common stock of the Company on the date the A&R Tiger Cub Note was entered into, plus $0.125, and (y) the lowest price per share of common stock which would not, under applicable rules of the Nasdaq Capital Market, require stockholder approval for such issuance of common stock in connection with a conversion, taking into account all securities issuable in connection therewith—which conversion price was $1.785; and (b) remove the Mandatory Prepayment requirement.

The Tiger Cub Warrants have an exercise price of $1.815 per share, a term through July 21, 2028 and cash only exercise rights.

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

On April 2, 2025, MAAB converted the Debt into 333,333 shares of the Company’s common stock, at a conversion price of $1.50 per share, pursuant to the terms of such Debt, as amended on January 27, 2025. The principal balance of the note as of June 30, 2025 is $-0-.

As discussed in greater detail above, the Indigo Note was amended effective on May 27, 2025, to allow Indigo to convert such note into shares of common stock of the Company at a conversion price of $1.50 per share and on July 16, 2025, Indigo converted the principal amount of the A&R Indigo Note, and accrued interest due through maturity of $90,000, into an aggregate of 393,333 shares of common stock of the Company at a conversion price of $1.50 per share, as set forth in the A&R Indigo Note.

As discussed in greater detail above, on July 21, 2025, the Company and Tiger Cub agreed to amend the $100,000 principal Tiger Cub Note to allow the conversion thereof into shares of common stock of the Company at a conversion price of $1.785 per share.

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

During the quarter ended March 31, 2025, holders of the Series B Convertible Preferred Stock converted 1,438 shares of Series B Convertible Preferred Stock into 623,333 shares of common stock at a conversion price of $1. per share, pursuant to the terms of the Series B Convertible Preferred Stock.

During the quarter ended June 30, 2025, holders of the Series B Convertible Preferred Stock converted 850 shares of Series B Convertible Preferred Stock into 1,001,733 shares of common stock at a conversion prices between $1.50 and $2.25 per share, pursuant to the terms of the Series B Convertible Preferred Stock.

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

On June 10, 2025, the Company delivered Advance Notices to the Platinum Point Capital and sold Platinum Point Capital 261,667 shares of common stock pursuant to the terms of the ELOC ranging from $1.43 to $1.79 per share for a total of $366,830, net of fees, discounts and expenses. As of June 30, 2025, the Company had received $142,261. $224,569 was collected, but not received as of June 30, 2025 and is reflected as subscription receivable.

As of June 30, 2025, the Company has sold 666,667 shares of common stock under the ELOC for $1,787,580 in gross proceeds, and there are no more shares remains available under the ELOC.

The April 2024 Purchaser is prohibited from short selling during the commitment period, and the Company agreed to indemnify the April 2024 Purchaser and cover related expenses under the associated registration rights agreement.

Additional Private Sales of Series B Preferred Stock and Common Stock

Effective on December 18, 19, and 31, 2024 and January 3, 6 and 6, 2025, we agreed to definitive terms on Securities Purchase Agreements (the “December 2024 SPAs”), with certain institutional accredited investors (the “Purchasers”), pursuant to which the Company sold the Purchasers, and the Purchasers purchased from the Company, 250 shares of Series B Preferred Stock for $250,000, and warrants to purchase 330,000 shares of common stock with an exercise price of $2.71 per share, 100 shares of Series B Preferred Stock for $100,000, and warrants to purchase 132,000 shares of common stock with an exercise price of $2.57 per share, 50 shares of Series B Preferred Stock for $50,000, and warrants to purchase 60,000 shares of common stock, with an exercise price of $2.57 per share; 300 shares of Series B Preferred Stock for $300,000, and warrants to purchase 396,000 shares of common stock with an exercise price of $2.61 per share; 500 shares of Series B Preferred Stock for $500,000, and warrants to purchase 660,000 shares of common stock with an exercise price of $2.59 per share; and 50 shares of Series B Preferred Stock for $50,000, and warrants to purchase 66,000 shares of common stock with an exercise price of $2.59 per share, respectively. Each of the December 2024 SPAs closed on the dates they were entered into, and the warrants were granted on the same dates.

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

On May 23, 2025, the Company entered into two Subscription Agreements with two accredited investors (the “Investors”), pursuant to which the Investors purchased an aggregate of 70,454 units, each consisting of one share of common stock and one half of one warrant to purchase one share of common stock, for a total of $1.65 per unit. As a result of the subscriptions, the Company, in consideration for $116,249 received from the Investors, issued 70,454 shares of common stock and warrants to purchase 35,227 shares of common stock (the “Investor Warrants”) to the Investors. The Subscription Agreements included customary representations and warranties of the Investors and the Company.

The Investor Warrants have an exercise price of $3.00 per share, a term through May 23, 2028 and cash only exercise rights. The Investor Warrants include a 4.999% beneficial ownership limitation, which may be increased to not more than 9.999% with not less than 61 days prior written notice from each holder. The Investor Warrants also provide that the Company has the right to accelerate the expiration of the Investor Warrants if the volume-weighted average price (VWAP) of the Company’s common stock on Nasdaq reaches or exceeds $3.00 per share for five consecutive trading days, with written notice to the warrant holder within two trading days. The notice must specify the trigger date, the relevant VWAP data, and an accelerated expiration date that is at least 30 calendar days from the date the notice is given. If the Investor Warrants are not exercised by 5:00 p.m. (New York time) on the accelerated expiration date, they will automatically expire and be of no further effect. In the event that the Company fails to provide an acceleration notice within two trading days after the applicable acceleration trigger date, the rights of the Company continue to apply to future acceleration trigger events, if any.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except that as of the three months ending June 30, 2025, we have added procedures to review journal entries prior to posting to the general ledger. Additionally, we are implementing procedures to address our future potential migration to new systems, by documenting order details and status that will be maintained internally and reviewed regularly by staff to ensure data is secured and available.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be a party to litigation that arises in the ordinary course of our business. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We believe the ultimate resolution of any such current proceeding will not have a material adverse effect on our continued financial position, results of operations or cash flows.

Such current litigation or other legal proceedings are described in, and incorporated by reference in, this “Item 1. Legal Proceedings” of this Form 10-Q from, “Part I – Item 1. Financial Statements” in the Notes to Condensed Consolidated Financial Statements in “Note 10 – Commitments and Contingences”, under the heading Legal Matters. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

Additionally, the outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended June 30, 2025, which have not previously been reported in a Current Report on Form 8-K, except as set forth below:

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

On, and effective on May 27, 2025, the Company entered into an Agreement to Amend Promissory Note, with the Indigo, pursuant to which (a) Indigo and the Company agreed to amend and restate the Indigo Note into an Amended and Restated Convertible Promissory Note; and (b) the Company Indigo warrants to purchase 275,482 shares of common stock. The warrants have an exercise price of $1.815 per share, a term through May 27, 2028 and cash only exercise rights. The warrants include a 4.999% beneficial ownership limitation.

The issuances and grants described above were exempt from registration pursuant to Section 4(a)(2), and/or Rule 506 of Regulation D of the Securities Act, since the foregoing issuances did not involve a public offering, the recipients took the securities for investment and not resale, we took take appropriate measures to restrict transfer, and the recipients were (a) “accredited investors”; and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

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

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference herein:

		Filed/	Incorporated by Reference
Exhibit	Description of	Furnished			Filing	File
Number	Exhibit	Herewith	Form	Exhibit	Date	Number
3.1	Certificate of Designations, Preferences and Rights of 6% Series B Convertible Preferred Stock of Mango & Peaches Corp., filed with the Secretary of State of Texas on July 3, 2025		8-K	3.1	7/9/2025	001-41615
4.1	Form of Common Stock Purchase Warrant – Unit Offering (May 2025)		8-K	4.1	5/29/2025	001-41615
4.2	Common Stock Purchase Warrant to purchase 275,482 shares of common stock, issued to Indigo Capital LP dated May 27, 2025		8-K	4.2	5/29/2025	001-41615
4.3#	Common Stock Purchase Warrant to purchase 50,000 shares of common stock, issued to Tiger Cub Trust dated July 21, 2025		8-K	4.1	7/22/2025	001-41615
10.1	Master Distribution Agreement dated March 24, 2025, between Navy Wharf, Ltd, as supplier, and Mangoceuticals, Inc., as distributor		8-K	10.1	3/25/2025	001-41615
10.2	Form of Securities Purchase Agreement dated April 11, 2025, relating to the sale of 100 shares of Series B Convertible Preferred Stock		8-K	10.1	4/17/2025	001-41615
10.3	Promissory Note dated April 15, 2025, evidencing $500,000 owed by Mangoceuticals, Inc. to Indigo Capital LP		8-K	10.2	4/17/2025	001-41615
10.4+	Intellectual Property Purchase Agreement dated April 24, 2025, by and between Mangoceuticals, Inc., as purchaser and Smokeless Technology Corp., as seller		8-K	10.1	4/25/2025	001-41615
10.5+	Consulting Agreement dated April 24, 2025, between Mangoceuticals, Inc. and Strategem Solutions, Inc.		8-K	10.2	4/25/2025	001-41615
10.6#	First Amendment to Amended and Restated Executive Employment Agreement dated April 24, 2025 and effective April 1, 2025, by and between Mangoceuticals, Inc. and Jacob Cohen		8-K	10.3	4/25/2025	001-41615
10.7#	Promissory Note dated May 2, 2025 in the principal amount of $100,000, between Mangoceuticals, Inc., borrower and The Tiger Cub Trust, lender		8-K	10.1	5/6/2025	001-41615
10.8	Master Distribution Agreement dated May 14, 2025, between PrevenTech Solutions, LLC, as distributor, and Mangoceuticals, Inc., as supplier		10-Q	10.23	5/15/2025	001-41615
10.9	Mutual Rescission and Release Agreement dated May 22, 2025 and effective May 22, 2025, by and between Mangoceuticals, Inc. and ArcStone Securities and Investments Corp.		8-K	10.1	5/23/2025	001-41615
10.10	Mutual Rescission and Release Agreement dated May 22, 2025 and effective May 22, 2025, by and between Mangoceuticals, Inc. and Smokeless Technology Corp.		8-K	10.2	5/23/2025	001-41615
10.11	Mutual Rescission and Release Agreement dated May 22 2025 and effective May 22, 2025, by and between Mangoceuticals, Inc. and Strategem Solutions Inc.		8-K	10.3	5/23/2025	001-41615
10.12	Form Common Stock Subscription Agreement – Unit Offering (May 2025)		8-K	10.1	5/29/2025	001-41615
10.13	Agreement to Amend Promissory Note dated May 27, 2025, by and between Mangoceuticals, Inc. and Indigo Capital LP		8-K	10.2	5/29/2025	001-41615

10.14	Amended and Restated Convertible Promissory Note dated May 27, 2025, by and between Mangoceuticals, Inc., as borrower, and Indigo Capital LP, as holder		8-K	10.3	5/29/2025	001-41615
10.15#	Agreement to Amend Promissory Note dated July 21, 2025, by and between Mangoceuticals, Inc. and to Tiger Cub Trust		8-K	10.2	7/22/2025	001-41615
10.16#	Amended and Restated Convertible Promissory Note dated July 21, 2025, by and between Mangoceuticals, Inc., as borrower, and to Tiger Cub Trust, as holder		8-K	10.3	7/22/2025	001-41615
10.17	Mutual Rescission and Release Agreement dated and effective July 30, 2025, by and between Mangoceuticals, Inc. and Navy Wharf, Ltd.		8-K	10.1	8/4/2025	001-41615
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set	X

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

Mangoceuticals, Inc.

Date: August 14, 2025	By:	/s/ Jacob D. Cohen
Jacob D. Cohen
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Eugene M. Johnston
Eugene M. Johnston
Chief Financial Officer
(Principal Financial and Accounting Officer)

