Form 10-Q/A
period 2025-06-30
MANGOCEUTICALS, INC.
filed 2025-11-14
CIK 1938046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Number of shares of registrant’s common stock outstanding as of August 14, 2025: 10,535,791

EXPLANATORY NOTE

This Amendment No 1. to the Quarterly Report on Form 10-Q of Mangoceuticals, Inc. (the “Company”) for the quarter ended June 30, 2025 (this “Amendment”) is being filed to amend the original Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed by the Company with the Commission on August 14, 2025 (the “Original Report”), to (a) correct the hyperlink to Exhibit 32.1 thereof, which was incorrectly hyperlinked in the Original Report, even though the correct Exhibit 32.1 was filed on the Securities and Exchange Commission’s (SEC) Electronic Data Gathering, Analysis, and Retrieval system; (b) include the disclosures required by Item 408(a) of Regulation S-K, which were inadvertently left out of the Original Report; and (c) include XBRL tagging of the disclosures required by Item 408(a) of Regulation S-K.

This Amendment amends and restates the following items of the Original Report:

●	Item 5. Other Information; and
●	Item 6. Exhibits.

This Amendment is presented as of the filing date of the Original Report, does not reflect events occurring after that date, and does not modify or update disclosures in any way other than as discussed above. Among other things, forward-looking statements made in the Original Report have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Report, and such forward-looking statements should be read in their historical context. Unless the context otherwise requires, references to our “Quarterly Report on Form 10-Q” or the “Form 10-Q” herein refer to this Amendment.

In accordance with applicable SEC rules, this Amendment includes an updated signature page and certifications of the Company’s Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2 and 32.1 and 32.2, as required by Rule 12b-15.

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

(c) Rule 10b5-1 Trading Plans. Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

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

Mangoceuticals, Inc.

Date: November 14, 2025	By:	/s/ Jacob D. Cohen
Jacob D. Cohen
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Eugene M. Johnston
Eugene M. Johnston
Chief Financial Officer
(Principal Financial and Accounting Officer)

