Form 10-Q
period 2025-09-30
MANGOCEUTICALS, INC.
filed 2025-11-14
CIK 1938046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-41615

Mangoceuticals, Inc.

(Exact name of Registrant as specified in its charter)

Texas	87-3841292
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17130 N. Dallas Parkway, Suite 240 Dallas, Texas	75248
(Address of principal executive offices)	(Zip Code)

(214) 242-9619

(Registrant’s Telephone Number, Including Area Code)

15110 N. Dallas Parkway, Suite 600

Dallas, Texas 75248

(Former name, former address and former fiscal year, if changed since last report)

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

Number of shares of registrant’s common stock outstanding as of November 13, 2025: 13,906,570.

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

● the effects of changing inflation and interest rates, tariffs and trade wars, governmental shutdowns, economic downturns, including potential recessions, as well as macroeconomic, geopolitical, health and industry trends, pandemics, acts of war (including the ongoing Ukraine/Russian conflict and ongoing conflict in and around Israel) and other large-scale crises;

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

● The effect of governmental shutdowns, pandemics and governmental responses thereto on our operations, those of our vendors, our customers and the economy in general;

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mangoceuticals, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$481,281	$58,653
Prepaid expenses	100,000	-
Deposits	16,942	16,942
TOTAL CURRENT ASSETS	598,223	75,595

NON-CURRENT ASSETS
Property and equipment, net of accumulated depreciation of $757 and $2,256	2,049	2,806
Right of use - asset	11,211	59,493
Intangible assets - acquired patents and license, net of amortization	15,920,319	15,232,617
TOTAL NON-CURRENT ASSETS	15,933,579	15,294,916

TOTAL ASSETS	$16,531,802	$15,370,511

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	526,964	837,501
Payroll tax liabilities	4,460	-
Notes payable	-	150,000
Notes payable - related parties	100,000	-
Right-of-use liability - operating lease	12,167	64,962
Other liabilities - patent purchase payable	160,684	373,000
TOTAL CURRENT LIABILITIES	804,275	1,425,463

TOTAL LIABILITIES	804,275	1,425,463

COMMITMENTS AND CONTINGENCIES (SEE NOTE 11)

STOCKHOLDERS’ EQUITY
Series B Convertible Preferred stock, (par value $0.0001), 6,000 shares authorized, 82 and 2,770 shares were issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	-	-
Series C Convertible Preferred stock, (par value $0.0001), 6,250,000 shares authorized, 980,000 and 980,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	98	98
Common stock (par value $0.0001), 200,000,000 shares authorized, of which 13,883,103 and 3,245,641 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1,389	325
Stock warrants	324,288	324,288
Subscription receivable	-	(1,150,000)
Additional paid in capital	53,283,483	34,785,749
Accumulated deficit	(37,877,913)	(20,004,486)
Accumulated other comprehensive loss	(2,079)	(9,845)
TOTAL STOCKHOLDERS’ EQUITY	15,729,266	13,946,129
Non-controlling interest	(1,739)	(1,081)
TOTAL STOCKHOLDERS’ EQUITY	15,727,527	13,945,048

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,531,802	$15,370,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mangoceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended September 30, 2025	For The Three Months Ended September 30, 2024	For The Nine Months Ended September 30, 2025	For The Nine Months Ended September 30, 2024

Revenues
Revenues	$84,246	$133,368	$361,661	$510,626
Cost of revenues	2,359	21,505	45,911	71,965
Cost of revenues - related party	30,988	29,192	112,839	138,800
Gross profit	50,899	82,671	202,911	299,861

Operating expenses
General and administrative expenses	311,379	523,855	3,099,183	2,146,517
Salary and benefits	542,420	242,941	1,797,361	795,255
Advertising and marketing	104,914	251,330	644,941	1,332,957
Investor relations	33,319	255,000	1,558,319	438,000
Stock based compensation	6,601,793	567,619	10,767,717	1,881,464
Total operating expenses	7,593,825	1,840,745	17,867,521	6,594,193

Loss from operations	(7,542,926)	(1,758,074)	(17,664,610)	(6,294,332)

Other (income) expense
Interest expense	75,850	-	83,850	-
Interest expense - amortization on discount	-	241,620	-	464,298
Loss from settlement	-	-	125,625	-
Total other (income) expense	75,850	241,620	209,475	464,298

Loss before income taxes	(7,618,776)	(1,999,694)	(17,874,085)	(6,758,630)

Income taxes	-	-	-	-

Net loss	(7,618,776)	(1,999,694)	(17,874,085)	(6,758,630)

Net loss attributed to non-controlling interest	(558)	(461)	(658)	(837)

Net loss attributed to Mangoceuticals, Inc.	(7,618,218)	(1,999,233)	(17,873,427)	(6,757,793)
Preferred stock dividend requirements	294,000	294,000	882,000	802,109
Net loss attributed to Mangoceuticals, Inc. common stockholders	$(7,912,218)	$(2,293,233)	$(18,755,427)	$(7,559,902)

Basic and diluted loss per share
Basic and diluted loss per share	$(0.69)	$(1.14)	$(2.16)	$(4.28)

Weighted average number of shares outstanding
Basic and diluted	11,524,275	2,013,848	8,699,144	1,765,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mangoceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For The Nine Months Ended September 30, 2024

Net loss	$(7,618,776)	$(1,999,694)	$(17,874,085)	$(6,758,630)

Other comprehensive income (loss)
Foreign currency translation adjustments	(45)	(497)	(2,079)	(1,663)

Comprehensive loss	(7,618,821)	(2,000,191)	(17,876,164)	(6,760,293)

Less comprehensive loss attributed to non-controlling interest	(558)	(461)	(658)	(837)

Comprehensive loss attributable to Mangoceuticals, Inc. stockholders	$(7,618,263)	$(1,999,730)	$(17,875,506)	$(6,759,456)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mangoceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Preferred B Stock		Preferred C Stock		Common Stock		Stock	Subscriptions	Additional Paid-in	Accumulated	Accumulated Comprehensive	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Warrants	Receivable	Capital	Deficit	Loss	Interest	Equity

Balance, December 31, 2023	-	$-	-	$-	1,427,967	148	$-	$-	$12,002,779	$(11,228,173)	$-	$-	$774,754

Issuance of common stock for services	-	-	-	-	106,667	11	-	-	416,489	-	-	-	416,500

Issuance of common stock for cash	-	-	-	-	40,000	4	-	-	179,996	-	-	-	180,000

Options and warrants vested for services	-	-	-	-	-	-	-	-	37,965	-	-	-	37,965

Translation adjustment											(70)		(70)
	-	-	-	-	-	-	-	-	-
Net loss										(2,367,581)	-	(36)	(2,367,617)

Balance, March 31, 2024	-	$-	-	$-	1,574,634	$163	$-	$-	$12,637,229	$(13,595,754)	$(70)	$(36)	$(958,468)

Issuance of Preferred Stock B	2,500	-	-	-	-	-	34,300	(1,000,000)	2,465,700	-	-	-	1,500,000
	-	-	-	-	-	-	-	-	-	-	-	-	-
Amortization of discount on preferred stock	-	-	-	-	-	-	-	-	222,678	-	-	-	222,678
	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of Preferred Stock C for IP Acquisition	-	-	980,000	98	-	-	-	-	14,209,902	-	-	-	14,210,000
	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of Common Stock for Services	-	-	-	-	176,154	18	-	-	808,136	-	-	-	808,154
	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of Common Stock for Cash	-	-	-	-	63,333	6	-	-	388,264	-	-	-	388,270
	-	-	-	-	-	-	-	-	-	-	-	-	-
Conversion of Preferred Stock B for Common Stock	(355)	-	-	-	-	-	-	-	(390,500)	-	-	-	(390,500)
	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of Common Stock for Preferred Stock B Conversion	-	-	-	-	128,243	13	-	-	390,487	-	-	-	390,500
	-	-	-	-	-	-	-	-	-	-	-	-	-
Imputed Interest	-	-	-	-	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-	-	-	-	-
Options and Warrants Vested for Services	-	-	-	-	-	-	-	-	50,980	-	-	-	50,980
	-	-	-	-	-	-	-	-	-	-	-	-	-
Translation Adjustment	-	-	-	-	-	-	-	-	-	-	(1,096)	-	(1,096)
	-	-	-	-	-	-	-	-	-	-	-	-	-
Net (loss)	-	-	-	-	-	-	-	-	-	(2,390,979)	-	(340)	(2,391,319)

Balance, June 30, 2024	2,145	$-	980,000	$98	1,942,364	$200	$34,300	$(1,000,000)	$30,782,876	$(15,986,733)	$(1,166)	$(376)	$13,829,199

Issuance of Preferred Stock B for cash	-	-	-	-	-	-	-	750.000	-	-	-	-	750,000
	-	-	-	-	-	-	-	-	-	-	-	-	-
Amortization of discount on preferred stock	-	-	-	-	-	-	-	-	241,620	-	-	-	241,620
	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of Common Stock for services	-	-	-	-	106,333	11	-	-	458,850	-	-	-	458,861
	-	-	-	-	-	-	-	-	-	-	-	-	-
Conversion of Preferred Stock B for Common Stock	(285)	-	-	-	-	-	-	-	(313,500)	-	-	-	(313,500)
	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of Common Stock for Preferred Stock B Conversion	-	-	-	-	85,928	9	-	-	313,491	-	-	-	313,500
	-	-	-	-	-	-	-	-	-	-	-	-	-
Reverse stock split rounding adjustment	-	-	-	-	-	(7)	-	-	252	-	-	-	245
	-	-	-	-	-	-	-	-	-	-	-	-	-
Options and Warrants Vested for Services	-	-	-	-	-	-	-	-	108,758	-	-	-	108,758
	-	-	-	-	-	-	-	-	-	-	-	-	-
Translation Adjustment	-	-	-	-	-	-	-	-	-	-	(497)	-	(497)
	-	-	-	-	-	-	-	-	-	-	-	-	-
Net (loss)	-	-	-	-	-	-	-	-	-	(1,999,233)	-	(461)	(1,999,694)

Balance, September 30, 2024	2,145	$-	980,000	$98	1,942,364	$200	$34,300	$(1,000,000)	$30,782,876	$(15,986,733)	$(1,166)	$(376)	$13,829,199

Balance December 31, 2024	2,770	$-	980,000	$98	3,245,641	$325	$324,288	$(1,150,000)	$34,785,749	$(20,004,486)	$(9,845)	$(1,081)	$13,945,048

Collection of subscriptions receivable	-	-	-	-	-	-	-	1,150,000	-	-	-	-	1,150,000

Issuance of common stock for services	-	-	-	-	522,000	52	-	-	1,938,448	-	-	-	1,938,500

Issuance of common stock for cash	-	-	-	-	305,555	31	-	-	654,969	-	-	-	655,000

Warrants exercised for cash	-	-	-	-	320,000	32	-	-	479,968	-	-	-	480,000

Issuance of common stock for master service agreement	-	-	-	-	1,650,000	165	-	-	6,712,835	-	-	-	6,713,000

Issuance of common stock for debt	-	-	-	-	100,000	10	-	-	149,990	-	-	-	150,000

Conversion of preferred stock B for common stock	(1,438)	-	-	-	-	-	-	-	(1,581,812)	-	-	-	(1,581,812)

Issuance of common stock for conversion of preferred stock B	-	-	-	-	1,001,734	100	-	-	1,581,712	-	-	-	1,581,812

Options and warrants vested for services	-	-	-	-	-	-	-	-	50,979	-	-	-	50,979

Translation adjustment	-	-	-	-	-	-	-	-	-	-	7,624	-	7,624

Net loss	-	-	-	-	-	-	-	-	-	(4,839,391)	-	(98)	(4,839,489)

Balance, March 31, 2025	1,332	$-	980,000	$98	7,144,930	$715	$324,288	$-	$44,772,837	$(24,843,877)	$(2,221)	$(1,179)	$20,250,661

Issuance of preferred stock B for cash	100	-	-	-	-	-	-	-	100,000	-	-	-	100,000

Issuance of common stock for cash	-	-	-	-	432,121	43	-	(224,569)	655,311	-	-	-	430,785

Issuance of common stock for services	-	-	-	-	1,785,760	179	-	-	3,174,912	-	-	-	3,175,091

Issuance of common stock for debt settlement	-	-	-	-	333,333	33	-	-	499,967	-	-	-	500,000

Conversion of preferred stock B for common stock	(850)	-	-	-	-	-	-	-	(935,000)	-	-	-	(935,000)

Issuance of common stock for preferred stock B Conversion	-	-	-	-	623,332	62	-	-	934,938	-	-	-	935,000

Options and Warrants Vested for Services	-	-	-	-	-	-	-	-	50,979	-	-	-	50,979

Warrants exercised for cash	-	-	-	-	100,000	10	-	-	149,990	-	-	-	150,000
													-
Cashless exercise of warrants	-	-	-	-	224,981	23			(23)	-	-		-

Translation Adjustment	-	-	-	-	-	-	-	-	-	-	187	-	187

Net (loss)	-	-	-	-	-	-	-	-	-	(5,415,818)	-	(2)	(5,415,820)

Balance, June 30, 2025	582	$-	980,000	$98	10,644,457	$1,065	$324,288	$(224,569)	$49,403,911	$(30,259,695)	$(2,034)	$(1,181)	$19,241,883

Issuance of common stock for cash	-	-	-	-	709,676	71	-	224,569	1,099,931	-	-	-	1,324,571

Issuance of common stock for services	-	-	-	-	2,570,970	257	-	-	5,542,844	-	-	-	5,543,101

Cancellation of common stock for rescinded master distributor agreement	-	-	-	-	(1,000,000)	(100)	-	-	(4,749,900)	-	-	-	(4,750,000)

Issuance of common stock for debt settlement	-	-	-	-	393,333	39	-	-	589,961	-	-	-	590,000

Conversion of preferred stock B for common stock	(500)	-	-	-	-	-	-	-	(550,000)	-	-	-	(550,000)

Issuance of common stock for preferred stock B Conversion	-	-	-	-	366,667	37	-	-	549,963	-	-	-	550,000

Options and Warrants Vested for Services	-	-	-	-	-	-	-	-	1,099,793	-	-	-	1,099,793
													-
Warrants exercised for cash	-	-	-	-	198,000	20	-	-	296,980	-	-	-	297,000

Translation Adjustment	-	-	-	-	-	-	-	-	-	-	(45)	-	(45)

Net (loss)	-	-	-	-	-	-	-	-	-	(7,618,218)	-	(558)	(7,618,776)

Balance, September 30, 2025	82	$-	980,000	$98	13,883,103	$1,389	$324,288	$-	$53,283,483	$(37,877,913)	$(2,079)	$(1,739)	$15,727,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mangoceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30, 2025	For The Nine Months Ended September 30, 2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,874,085)	$(6,758,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	757	9,681
Issuance of common stock for services	10,656,692	1,683,515
Loss on debt settlement	125,625
Options vested for stock-based compensation	1,201,751	197,703
Reverse stock split rounding adjustment	-	245
Loss on sale of assets	-	18,387
Amortization of discount on preferred stock	-	464,298
Operating lease right of use asset	48,282	44,349
Amortization of license agreement	435,625	-
Amortization on intangible assets	839,672	-
(Increase) decrease in operating assets:
Inventory	-	5,288
Prepaid expenses	(100,000)	60,953
(Decrease) increase in operating liabilities:
Accounts payable and accrued liabilities	153,838	566,754
Accrued liabilities - related parties	-	46,443
Operating lease right of use liabilities	(52,795)	(47,172)
Payroll tax liabilities	4,460	(1,015)
Other liabilities	(212,316)	(25,000)
NET CASH USED IN OPERATING ACTIVITIES	(4,772,494)	(3,734,201)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of assets	-	65,000
NET CASH PROVIDED BY(USED IN) INVESTING ACTIVITIES	-	65,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on notes payable	500,000	-
Proceeds from borrowings on notes payable - related parties	100,000	187,500
Proceeds from sales of common stock	2,410,356	568,270
Proceeds from sales of series B convertible preferred stock	100,000	2,250,000
Proceeds from exercise of warrants	927,000	-
Collection of subscriptions receivable	1,150,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,187,356	3,005,770

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
End of period	414,862	(663,431)

CASH AND CASH EQUIVALENTS:
Beginning of period	58,653	739,006
Effects of currency translation on cash and cash equivalents	7,766	(1,663)
End of period	$481,281	$73,912

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock for license agreement	$1,963,000	$-
Issuance of Series C Convertible Preferred for patent acquisition	$-	$14,210,000
Issuance of common stock for settlement of debt settlement	$500,000	$-
Issuance of common stock for settlement of note payable	$590,000	$-
Issuance of common stock for settlement of note payable - related parties	$150,000	$-
Issuance of common stock for conversion of Series B Convertible Preferred	$162	$13
Issuance of common stock for cashless warrant exercise	$23	$-

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

The Company, through its Master Distribution Agreement with Propre Energie, Inc. (as further described below) intends to license certain intellectual property and patent rights from Propre relating to clinically proven, plant-based formulations targeting hyperpigmentation, dark spots, uneven skin tone, and skin brightening through advanced solutions marketed under the brand Dermytol® (“Dermytol”). The Company is in the process of preparing its marketing and distribution strategy for Dermytol and intends to commence operations under this agreement in the 1st quarter of 2026.

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

As a result of the Amendment Letter, as of September 30, 2025, a total of $160,684 remains due to Intramont in connection with the Cash Payments, which the Company expects to pay over time, by way of expenses associated with the development of the Patents.

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

Following the issuance of the M&P Stock, Mr. Cohen owned 49% of the outstanding common stock of Mango & Peaches and separately had the right to vote fifty-one percent (51%) of the total vote on all Mango & Peaches shareholder matters, voting separately as a class, pursuant to his ownership of the Series A Super Majority Voting Preferred Stock, giving him 75.2% voting control over Mango & Peaches.

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

On September 16, 2025, a holder of the Company’s Series B Convertible Preferred Stock converted 500 shares of Series B Convertible Preferred Stock (with an aggregate stated value of $550,000) into 366,667 shares of common stock of the Company pursuant to the terms of such Series B Convertible Preferred Stock, including the current conversion price of $1.50 per share.

MangoRx Mexico S.A. de C.V., a Mexican Stock Company, is 98% owned by Mango & Peaches Corp. (“MangoRx Mexico”) The entity was formed in September 2023 and had limited operations as of September 30, 2025.

MangoRx UK Limited, a company incorporated under the laws of the United Kingdom, is 100% owned by Mango & Peaches Corp. The entity was formed in October 2023 and has had limited operations as of September 30, 2025.

Mango & Peaches Corp., a company incorporated under the laws of Texas, is 100% owned by Mangoceuticals, Inc.

MangoRx IP Holdings, LLC, a Texas limited liability company which is 100% owned by Mangoceuticals, Inc. (“MangoRx IP”). The entity has had limited operations as of September 30, 2025.

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

Cash Equivalents

Highly liquid investments with original maturities of three months or less are considered cash equivalents. The Company maintains the majority of its cash accounts at a commercial bank. The Federal Deposit Insurance Corporation (“FDIC”) insures the total cash balance up to $250,000 per commercial bank. From time to time, cash in deposit accounts may exceed the FDIC limits, the excess would be at risk of loss for purposes of the statement of cash flows. There are no cash equivalents at September 30, 2025 and December 31, 2024.

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

Non-Controlling Interest

Mango & Peaches owns 98% of MangoRx Mexico S.A. de C.V.

Segment Reporting

The Company operates as a single operating segment. The Chief Decision-Making Officer (CDOM), Chief Financial Officer, Gene Johnston, reviews financial information on a consolidated basis for purposes of allocating resources and assessing performance. As such, the Company has determined that it operates in one reportable segment in accordance with Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting.

The Company’s operations are managed as a unified business, with consistent products and services offered across its customer base. The nature of the products and services, production processes, customer types, and distribution methods are substantially similar throughout the Company’s activities.

All revenues, expenses, assets, and liabilities are evaluated collectively, and no discrete financial information is prepared or reviewed at a lower level. Accordingly, no additional segment information is presented.

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

The carrying amount of patents as of September 30, 2025 is as follows:

●	Gross carrying amount:	$15,954,150
●	Accumulated amortization:	1,561,206
●	Net carrying amount:	$14,392,944

Amortization expense for the nine months ended September 30, 2025 was $839,673. The estimated amortization expense for the next five years is as follows:

●	Year 1: $1,122,639
●	Year 2: $1,122,639
●	Year 3: $1,122,639
●	Year 4: $1,122,639
●	Year 5: $1,122,639

In the years thereafter, the amount to be amortized will be $8,779,749.

The Company performs annual impairment testing for its intangible assets to ensure that the carrying amount does not exceed the recoverable amount. For the nine months ended September 30, 2025, no impairment losses were recognized.

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

Agreement with Navy Wharf, Ltd.

On March 24, 2025, the Company entered into a Master Distribution Agreement (“Navy Wharf Agreement”) with Navy Wharf, Ltd., a Turks and Caicos limited company, granting the Company exclusive distribution rights for Diabetinol®, a nutraceutical product formulated to manage blood glucose and HbA1c levels.

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

The carrying amount of master distribution agreements as of September 30, 2025 is as follows:

●	Gross carrying amount:	$1,963,000
●	Accumulated amortization:	435,625
●	Net carrying amount:	1,527,375

Amortization expense for the nine months ended September 30, 2025 was $435,625. The estimated amortization expense for the next five years is as follows:

●	Year 1: $218,707
●	Year 2: $654,333
●	Year 3: $654,335
●	Year 4: $-
●	Year 5: $-

On July 30, 2025, the Company entered into a Mutual Rescission and Release Agreement (a “Rescission Agreement”) with Navy Wharf, pursuant to which the Company and Navy Wharf agreed to terminate and rescind the Navy Wharf Agreement, effective as of July 30, 2025, and each of the parties provided mutual releases of their obligations under the Navy Wharf Agreement, subject to certain continuing representations and warranties of Navy Wharf, and Navy Wharf agreed to cancel all of the Navy Shares (the “Rescission”). As a result of the Recission Agreement, the Company cancelled the 1,000,000 shares previously issued to Navy Wharf at $4.75 per share, or $4,750,000. The Company incurred no material early termination penalties in connection with the Rescission. As a result the net book value of $4,750,000 was removed from intangible assets.

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

As of September 30, 2025, there have been no reported sales in conjunction with the license agreement.

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

The following table outlines the currency exchange rates that were used in preparing the condensed consolidated financial statements:

	September 30,	December 31,
	2025	2024
Period-end spot rate	US$1=MX$0.05	US$1=MX$0.05
Average rate	US$1=MX$0.05	US$1=MX$0.05

Net Loss Per Common Share

We compute net loss per share in accordance with ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were 2,156,667 options, 997,899 warrants, and no derivative securities outstanding as of September 30, 2025. There were 156,667 options, 940,333 warrants, and no derivative securities outstanding as of December 31, 2024.

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

The following tables summarize our financial instruments measured at fair value as of September 30, 2025 and December 31, 2024.

	Fair Value Measurements at September 30, 2025
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$481,281	$-	$-
Total assets	481,281	-	-
Liabilities
Total liabilities	-	-	-
	$481,281	$-	$-

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$58,653	$-	$-
Total assets	58,653	-	-
Liabilities
Total liabilities	-	-	-
	$58,653	$-	$-

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

Concentration and Risks

The Company’s operations are subject to various risks, including financial, operational, regulatory, and other risks, as well as the potential risk of business failure. For the nine months ended September 30, 2025 and the year ended December 31, 2024, the Company had no significant revenue from continuing operations, which were derived from a single or a few major customers.

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

In November 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. There was no material effect on the condensed consolidated financial statements for the nine months ended September 30, 2025.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. There was no material effect on the condensed consolidated financial statements for the nine months ended September 30, 2025.

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

Inventories

Inventories are stated at the lower of cost or net realizable value with cost being determined on a first-in, first-out (“FIFO”) basis. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. During the nine months ended September 30, 2025 and the year ended December 31, 2024, there were no inventory write-downs.

Marketing and Advertising

The Company follows the policy of charging the costs of marketing and advertising to expense as incurred. The Company charged $644,941 and $1,332,957 towards marketing and advertising for the nine months ended September 30, 2025 and 2024, respectively.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of FASB ASC 855, Subsequent Events, for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the condensed consolidated financial statements were issued (see Note 12).

Reclassification

During the three months ended September 30, 2025, the Company reclassified certain prior-period equity balances to conform to the current-period presentation. Specifically:

● An amount of $832,109 related to accrued but unpaid dividends on Convertible Preferred C Stock as of December 31, 2024 was reclassified from Retained Earnings to Additional Paid-in Capital. This adjustment reflects a correction in the classification of equity components associated with preferred stock dividend obligations.

● For the three-month periods ended March 31, 2025 and June 30, 2025, accrued dividends of $294,000 for each period were similarly reclassified from Retained Earnings to Additional Paid-in Capital.

These reclassifications did not affect net income, total assets, or total liabilities for any period presented. The Company believes this presentation more accurately reflects the nature of the preferred stock dividend obligations and enhances comparability across reporting periods.

NOTE 3 – DIGITAL ASSET TREASURY ACTIVITY

During the three months ended September 30, 2025, the Company facilitated the receipt and conversion of approximately $500,000 in digital assets through a third-party exchange platform (Cube Exchange). These transactions were conducted solely for the purpose of converting cryptocurrency into U.S. dollars to support operating liquidity.

The Company does not hold digital assets for investment or treasury purposes and had no crypto asset holdings or balances in transfer accounts as of September 30, 2025.

The Company accounts for digital assets in accordance with ASC 350-60, Intangibles—Goodwill and Other—Crypto Assets. Under this guidance, digital assets are measured at fair value, with changes in fair value recognized in earnings. However, because all digital assets received during the period were promptly converted to fiat currency, no material gains or losses were recognized in connection with these transactions.

The Company maintains internal controls over digital asset transfers, including:

●	Verification of counterparties and wallet addresses,
●	Authorization protocols for initiating transfers, and
●	Daily reconciliation of crypto-to-fiat conversions.

The Company does not classify digital assets as cash or cash equivalents under ASC 305, and such assets are not included in liquidity metrics unless and until converted to fiat currency.

NOTE 4 – DEPOSITS

The Company signed a lease agreement for office space, effective October 1, 2022, which included an initial security deposit of $16,942. As of September 30, 2025 and December 31, 2024, the balance was $16,942 for each period.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Depreciation for the nine months ended September 30, 2025 and 2024 was $758 and $9,681, respectively. On May 15, 2024, the Company disposed of $119,819 of equipment to Epiq Scripts, LLC, a related party. The equipment was sold for $65,000, realizing a loss on sale of assets of $18,387. The schedule below shows property, plant and equipment as of:

	September 30, 2025	December 31, 2024

Computers	5,062	5,062
Equipment	-	119,819
Less accumulated depreciation:	(3,013)	(2,256)
Disposed equipment	-	(119,819)
Property and equipment, net	2,049	2,806

NOTE 6 – LOANS FROM RELATED PARTIES

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

On December 13, 2024, Mr. Cohen sold his note in the amount of $150,000 to a third-party entity. The terms of the note remain unchanged; however, the note is no longer considered a related party note.

On May 2, 2025, the Company borrowed $100,000 from The Tiger Cub Trust, which trust is controlled by the Company’s Chief Executive Officer and Chairman, Jacob D. Cohen (“Tiger Cub”), and entered into a Promissory Note with Tiger Cub to evidence such loan. The Promissory Note has a principal balance of $100,000. The Promissory Note is unsecured and bears interest at a rate of 18% per annum, compounded monthly, and matures on the earliest of (i) May 2, 2026, (ii) acceleration upon an event of default at the option of the holder, or (iii) five business days following the closing of a Qualified Financing, As of September 30, 2025, the principal balance is $100,000.

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

NOTE 7 – NOTES PAYABLE

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

On July 16, 2025, Indigo Capital LP converted the full $500,000 principal amount of their note, and accrued interest due through maturity of $90,000, into an aggregate of 393,333 shares of common stock of the Company at a conversion price of $1.50 per share, as set forth in the convertible promissory note.

NOTE 8 – CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of “blank check” preferred stock, $0.0001 par value.

Series B Convertible Preferred Stock

On March 28, 2024 and amended on June 27, 2024, the Company designated 6,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”). Each Series B Preferred Stock share has a stated value equal to $1,100, subject to increase under the terms of the designation (the “Stated Value”). As of September 30, 2025 and December 31, 2024, there were 82 and 1,620 shares of Series B Preferred Stock issued and outstanding, respectively.

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

On September 15, 2025, a holder of the Company’s Series B Convertible Preferred Stock converted 500 shares of Series B Convertible Preferred Stock (with an aggregate stated value of $550,000) into 366,667 shares of common stock of the Company pursuant to the terms of such Series B Convertible Preferred Stock, including the current conversion price of $1.50 per share.

6% Series C Convertible Cumulative Preferred Stock

On April 18, 2024, the Company designated 6,250,000 shares of a then new series of preferred stock, par value $0.0001 per share, the Company’s “6% Series C Convertible Cumulative Preferred Stock” (the “Series C Preferred Stock”). As of September 30, 2025 and December 31, 2024, there were 980,000 and 980,000 shares of Series C Preferred Stock issued and outstanding, respectively. The Series C Preferred Stock has a stated value equal to $20 per share, subject to increase under the terms of the designation (the “Stated Value”).

As of September 30, 2025, the aggregate and per-share amounts of arrearages in cumulative preferred dividends is $1,684,109 and $1.70, respectively. Per the terms of the Series C Preferred Stock designation, undeclared dividends increase the stated value of the instruments.

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

As a result of the Amendment Letter, a total of $160,684 remains due to Intramont in connection with the Cash Payments as of September 30, 2025, which the Company expects to pay over time, by way of expenses associated with the development of the Patents.

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

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.0001 per share, of which 3,245,641 shares were issued and outstanding at December 31, 2024, and 13,883,103 shares were issued and outstanding at September 30, 2025.

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

On January 15, 2025, we amended our Consulting Agreement with North York, Ltd., to include additional services related to identifying various business opportunities and strategic partnerships as reasonably requested by the Company during the term of the agreement. In consideration for agreeing to provide the additional services, the Company agreed to issue North an additional 125,000 shares of common stock (for a total of 225,000 shares of common stock) under the Second Amended and Restated Mangoceuticals, Inc. 2022 Plan. The additional shares were valued at $2.55 per share for a total of $318,750.

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

On February 7, 2025, we entered into a Consulting Agreement with Spartan Crest Capital Corp. (“Spartan”), whereby Spartan agreed to provide general marketing and consulting services as reasonably requested by the Company during the term of the agreement, which was for 6 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued Spartan 20,000 shares of common stock under the Company’s 2022 Plan. The shares were valued at $4.25 per share for a total of $85,000.

On February 7, 2025, we entered into a Consulting Agreement with Sendero Holdings, Ltd. (“Sendero”), whereby Sendero agreed to provide general marketing and consulting services as reasonably requested by the Company during the term of the agreement, which was for 6 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued Sendero 72,000 shares of common stock under the Company’s 2022 Plan. The shares were valued at $4.25 per share for a total of $306,000.

On February 7, 2025, we entered into a Consulting Agreement with Pat Ceci (“Ceci”), whereby Ceci agreed to provide general marketing and consulting services as reasonably requested by the Company during the term of the agreement, which was for 6 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued Ceci 10,000 shares of common stock under the Company’s 2022 Plan. The shares were valued at $4.25 per share for a total of $42,500.

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

On February 19, 2025, the Company entered into a Consulting Agreement with 6330 Investment & Consulting Gmbh (“6330 Consulting”), to provide certain strategic business advisory services related to making certain introductions of strategic partners and potential acquisition opportunities to the Company, and as reasonably requested by the Company during the term of the Agreement, which is for 12 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company agreed to issue 6330 Consulting 200,000 shares of common stock of the Company’s restricted common stock upon the parties’ entry into the agreement. The agreement contains customary confidentiality and non-solicitation provisions. The shares were exempt from registration pursuant to Section 4(a)(2) and/or Rule 506 of the Securities Act. The price of the shares on the date of issuance was $4.72 with a total value of $944,000 included in the $1,558,319 investor relations expenses on the statements of operations for the nine month period ended, September 30, 2025. This amount is also included in the stock based compensation on the statement of changes in stockholders’ equity and the statements of cash flows for the period ended, September 30, 2025.

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

On July 30, 2025, the Company entered into a Mutual Rescission and Release Agreement (a “Rescission Agreement”) with Navy Wharf, pursuant to which the Company and Navy Wharf agreed to terminate and rescind the MSA, effective as of July 30, 2025, and each of the parties provided mutual releases of their obligations under the MSA, subject to certain continuing representations and warranties of Navy Wharf, and Navy Wharf agreed to cancel all of the Navy Shares (the “Rescission”). As a result of the Recission Agreement, the Company cancelled the 1,000,000 shares previously issued to Navy Wharf at $4.75 per share, or $4,750,000. The Company incurred no material early termination penalties in connection with the Rescission.

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

On April 2, 2025, MAAB Global Ltd. (“MAAB”), the holder of $500,000 of debt owed to MAAB from the Company, which amount was previously owed to Barstool Sports Inc., and subsequently purchased by MAAB in January 2025, was converted into 333,333 shares of the Company’s common stock, at a conversion price of $1.50 per share, pursuant to the terms of such debt, as amended on January 27, 2025. The principal balance of the note as of September 30, 2025 is $-0-.

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

Effective on April 10, 2025, the Company issued, after recommendation by the Compensation Committee of the Company’s Board of Directors and approval by the Board of Directors, an aggregate of 335,000 fully-vested and earned shares of Company common stock under the 2022 Plan, as a discretionary bonus for consideration for services rendered during 2025, to certain of the Company’s officers and directors, as discussed below.

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

On April 16, 2025, we entered into a Consulting Agreement with Cardinal Advisors, Ltd (“Cardinal”), whereby Cardinal agreed to provide general consulting services as reasonably requested by the Company during the term of the agreement, which was for 12 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued Cardinal 100,000 shares of common stock under the Company’s 2022 Plan. The shares were valued at $2.00 per share for a total of $200,000.

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

On May 1, 2025, we entered into a Consulting Agreement with LSTM Holdings, LLC (“LSTM”), whereby LSTM agreed to provide general consulting services as reasonably requested by the Company during the term of the agreement related to MangoRx Mexico S.A., which was for 12 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued LSTM 200,000 shares of common stock under the Company’s 2022 Plan. The shares were valued at $1.69 per share for a total of $338,000.

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

On May 23, 2025, we entered into a Consulting Agreement with Legend Consulting LLC (“Legend”), whereby Legend agreed to provide management, development, and advisory services in connection with the nutraceutical products that leverage the intellectual property (“IP”) acquired by the Company. These services shall include, but are not limited to: Research, development, and formulation of new and existing products; Conducting market analysis and providing strategic business planning; Advising on regulatory compliance and industry standards; Coordinating manufacturing processes and optimizing supply chain operations; Providing branding strategies and marketing advisory services; and Performing any additional services as may be mutually agreed upon in writing by both parties which was for 12 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued Legend 240,000 shares of common stock under the Company’s 2022 Plan. The shares were valued at $1.83 per share for a total of $439,200.

On May 23, 2025, we entered into a Consulting Agreement with Joe Ontman (“Ontman”), whereby Ontman agreed to provide general marketing and business related services to the Company. These services shall include providing branding strategies and marketing advisory services and performing any additional services as may be mutually agreed upon in writing by both parties which was for 12 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued Ontman 70,000 shares of common stock under the Company’s 2022 Plan. The shares were valued at $1.83 per share for a total of $128,100.

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

On July 2, 2025, we entered into a First Amendment to Consulting Agreement with LSTM whereby LSTM agreed to provide additional general consulting services as reasonably requested by the Company during the term of the agreement related to MangoRx Mexico S.A., which was for 12 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the additional services under the agreement, the Company issued LSTM an additional 250,000 shares (for a total of 450,000 shares of common stock) and which were issued under the Company’s 2022 Plan. The shares were valued at $1.51 per share for a total of $377,500.

On July 3, 2025, we entered into a Consulting Agreement with Dr. Douglas Christianson (“Dr. Christianson”), whereby Dr. Christianson agreed to provide medical research and product development services in connection with assisting in identifying and formulating additional products for both PeachesRx and MangoRx, which was for 12 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued Dr. Christianson 50,000 shares of common stock under the Company’s 2022 Plan. The shares were valued at $1.49 per share for a total of $74,500.

On July 16, 2025, Indigo Capital LP, which entity held a convertible promissory note in the principal amount of $500,000, converted the principal amount of such note, and accrued interest due through maturity of $90,000, into an aggregate of 393,333 shares of common stock of the Company at a conversion price of $1.50 per share, as set forth in the convertible promissory note.

On July 29, 2025, a holder of certain outstanding warrants of the Company, exercised warrants to purchase 198,000 shares of common stock with an exercise price of $1.50, for an aggregate of $297,000, and were issued 198,000 net shares of common stock.

On August 26, 2025, the Company entered into a Subscription Agreement pursuant to which the purchaser agreed to purchase 161,290 shares of common stock of the Company’s restricted common stock from the Company for a total of $250,000, $1.55 per share. The Subscription Agreement included customary representations and warranties of the Purchaser and the Company.

On August 27, 2025, we entered into a Consulting Agreement with Amundson Media, LLC (“Amundson”), whereby Amundson agreed to provide marketing and direct media buying strategies services for 12 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued Amundson 20,970 shares of common stock under the Company’s 2022 Plan for outstanding fees that were due. The shares were valued at $1.96 per share for a total of $41,100. Amundson will be compensated $12,000 per month the services rendered. Amundson may elect to receive the Consulting Fee, in whole or in part, in shares of the Company’s common stock (the “Consulting Shares”), in lieu of cash. Any such election must be made in writing and delivered to the Company within five (5) business days following the end of the applicable calendar month. The number of Consulting Shares to be issued shall be determined by dividing (i) the dollar amount of the Consulting Fee otherwise payable for such month by (ii) the closing price of the Company’s common stock on the last trading day of such month.

On August 29, 2025, the Company entered into four Subscription Agreements pursuant to which the purchasers agreed to purchase 548,386 shares of common stock of the Company’s restricted common stock from the Company for a total of $850,000, $1.55 per share. The Subscription Agreements included customary representations and warranties of the Purchasers and the Company.

Effective on September 9, 2025, the Company issued, after recommendation by the Compensation Committee of the Company’s Board of Directors and approval by the Board of Directors, an aggregate of 900,000 fully-vested and earned shares of Company common stock under the Second Amended and Restated Mangoceuticals, Inc. 2022 Plan, as a discretionary bonus for consideration for services rendered during 2025, to certain of the Company’s officers and directors, as discussed below.

Included as part of the issuances was the issuance of the following shares of common stock to officers and directors of the Company:

Recipient	Position With Company	Shares
Jacob D. Cohen	Chief Executive Officer and Chairman	500,000
Eugene Johnston	Chief Financial Officer	100,000
Kenny Myers	Director	100,000
Alex Hamilton	Director	100,000
Lorraine D’Alessio	Director	100,000

On September 10, 2025, we entered into a First Amendment to Consulting Agreement with Luca Consulting, LLC whereby Luca agreed to provide general consulting services as reasonably requested by the Company during the term of the agreement, which was for 12 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the additional services under the agreement and extending the agreement through September 9, 2026, the Company issued Luca an additional 500,000 shares (for a total of 560,000 shares of common stock) and which were issued under the Company’s 2022 Plan. The additional shares were valued at $2.19 per share for a total of $1,095,000.

On September 10, 2025, we entered into a Consulting Agreement with PHX Global, LLC (“PHX”). Pursuant to the Consulting Agreement, PHX agreed to provide consulting and general business advisory services as reasonably requested by the Company during the term of the agreement, which was for twelve months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. The agreement contains customary confidentiality and non-solicitation provisions. In consideration for agreeing to provide the services under the agreement, the Company issued PHX 500,000 shares which were issued under the Company’s 2022 Plan. The additional shares were valued at $2.19 per share for a total of $1,095,000.

On September 16, 2025, a holder of the Company’s Series B Convertible Preferred Stock converted 500 shares of Series B Convertible Preferred Stock (with an aggregate stated value of $550,000) into 366,667 shares of common stock of the Company pursuant to the terms of such Series B Convertible Preferred Stock, including the current conversion price of $1.50 per share.

On September 16. 2025, the Company issued 100,000 shares to The Loev Law Firm, PC, for legal services rendered to the Company. David M. Loev, the managing partner of The Loev Law Firm, PC is the brother-in-law of Jacob Cohen, our Chief Executive Officer. The shares, which were issued under the Company’s 2022 Plan, were valued at $2.13 per share for a total of $213,000.

On September 25, 2025, we entered into a Second Amendment to Consulting Agreement with LSTM whereby LSTM agreed to provide additional general consulting services as reasonably requested by the Company during the term of the agreement, which was for 12 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the additional services under the agreement, the Company issued LSTM an additional 250,000 shares (for a total of 700,000 shares of common stock) and which were issued under the Company’s 2022 Plan. The shares were valued at $2.16 per share for a total of $540,000.

Options:

During the year ended December 31, 2022, the Company granted a total of options to purchase 83,333 shares of common stock of the Company, under the 2022 Plan, of which 50,000 were granted to Jacob Cohen, the Company’s CEO, and 33,333 were granted to Jonathan Arango, the Company’s then President and then COO, related to their respective employment agreement. The options have an exercise price of $16.50 per share, an original life of five years and vest at the annual renewal of their employment over three years.

On May 1, 2023, the Company granted options to purchase 10,000 shares of common stock of the Company, under the 2022 Plan to Amanda Hammer, the Company’s then COO, related to her employment agreement. The options have an exercise price of $16.50 per share, an original life of five years and vest at the annual renewal of their employment over three years.

On December 28, 2023, the Company granted options to purchase 83,333 shares of common stock of the Company, under the 2022 Plan to Jacob Cohen, the Company’s CEO, related to his employment agreement. The options have an exercise price of $4.80 per share, an original life of five years and vested at the time of grant.

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

On July 12, 2024, the Company granted options to purchase 13,333 shares of common stock of the Company, under the 2022 Plan to Raffi Sahul, related to his agreement to serve as manager of MangoRx IP. The options have an exercise price of $5.55 per share, an original life of three years and vested immediately.

On September 9, 2025, the Company granted options to purchase 2,000,000 shares of common stock of the Company, under the 2022 Plan to Jacob Cohen, in consideration for services rendered and to be rendered to the Company as Chief Executive Officer of the Company. The options have a term of ten years, an exercise price of $2.30 per share, which was the closing sales price of the Company’s common stock on September 9, 2025, the grant date; vest over 18 months with 500,000 of the options vesting upon grant and 500,000 of the options vesting on the 6th, 12th, and 18th month anniversaries of the grant date, subject to Mr. Cohen’s continued service with the Company on such vesting date; and vest in full upon any termination of Mr. Cohen by the Company without cause, or by Mr. Cohen for good reason, or upon a change of control of the Company.

For the nine months ended September 30, 2025 and 2024, $1,201,751 and $197,703, respectively, have been recorded and included as stock-based compensation expense on the condensed consolidated statement of operations. Mr. Cohen, Mr. Arango (former President and Director) and Ms. Hammer (former COO) are related parties.

The following table summarizes common stock option activity:

	Options	Weighted Average Exercise Price
Outstanding, December 31, 2023	176,666	$10.98

Granted	13,333	$5.55
Exercised	-	-
Expired / Forfeited	(33,333)	16.50
Outstanding, December 31, 2024	156,666	$9.34

Granted	2,000,000	$2.30
Exercised	-	-
Expired / Forfeited	-	-
Outstanding, September 30, 2025	2,156,666	$2.81
Exercisable, September 30, 2025	654,444	$3.94

The weighted average exercise prices, remaining lives for options granted, and exercisable as of September 30, 2025 were as follows:

	Outstanding Options			Exercisable Options
Options Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$16.50	60,000	2.87	$16.50	54,167	$16.50
$4.80	83,333	3.25	$4.80	83,333	$4.80
$5.55	13,333	1.78	$5.55	13,333	$5.55
$2.30	2,000,000	.99	$2.30	500,000	$2.30

As of September 30, 2025, The aggregate initial fair value of the options measured on the grant dates of August 31, 2022, May 1, 2023, December 28, 2023, July 12, 2024, and September 9, 2025 was calculated using the Black-Scholes option pricing model based on the following assumption:

Fair Value of common stock on measurement date	$31.85 – 4.31
Risk free interest rate	4.13% - 4.10%
Volatility	142.96% - 136.49%
Dividend Yield	0%
Expected Term	5.75 - 3.0

(1)	The risk-free interest rate was determined by management using the market yield on U.S. Treasury securities with comparable terms as of the measurement date.
(2)	The trading volatility was determined by calculating the volatility of the Company’s peer group.
(3)	The Company does not expect to pay a dividend in the foreseeable future.
(4)	The Company, in accordance with staff accounting bulletin (“SAB”)14-D.2, used the simplified method (plain vanilla) to determine the overall expected term.

Warrants:

In August 2022, the Company initiated a private placement of up to $2 million of units to accredited investors, with each unit consisting of one-fifteenth of a share of common stock and a warrant to purchase one-fifteenth of one share of common stock, at a price of $1.00 per unit (the “Private Placement Warrants”). The warrants have a five-year term (from each closing date that units were sold) and an exercise price of $15.00 per share. In total, we sold an aggregate of 2,000,000 units for $2,000,000 to 23 accredited investors between August 16, 2022 and December 22, 2022. There were Private Placement Warrants to purchase 65,033 and 65,033 shares of common stock outstanding as of September 30, 2025 and December 31, 2024, respectively.

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

The Company recorded:

●	An increase in Common Stock of $23; and

●	An increase in APIC – Common Stock of $23.

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

As of September 30, 2025 and December 31, 2024, the fair value of warrants outstanding was $2,611,413 and $2,895,787, respectively. Because the warrants vested immediately, the fair value was assessed on the grant date. During the nine months ended September 30, 2025, there were 997,899 warrants to purchase common stock issued at a fair value of $2,611,413 on the grant date.

The following table summarizes common stock warrants activity:

	Warrants	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2023	89,533	$16.95

Granted	850,800	$5.75
Exercised	-	-
Expired	-	-
Cancelled	-	-
Outstanding, December 31, 2024	940,333	$5.08

Granted	1,482,709	$1.50
Exercised	1,427,143	$1.50
Expired	-	-
Cancelled	-	-
Outstanding, September 30, 2025	997,899	$3.05
Exercisable, September 30, 2025	997,899	$3.05

The weighted average exercise prices, remaining lives for warrants granted, and exercisable as of September 30, 2025, were as follows:

	Outstanding and Vested Warrants
Weighted Average Warrant Exercise Price Per Share	Shares	Life (Years)
$3.05	997,899	3.75

As of September 30, 2025, warrants to purchase 997,899 shares of common stock are outstanding and vested, and the vested stock warrants have a weighted average remaining life of 4.90 years.

The aggregate initial fair value of the warrants granted in 2024 and 2025 was calculated using the Black-Scholes option pricing model based on the following assumptions:

Fair Value of common stock on measurement date	$3.12 - $51.12
Risk free interest rate	From 3.82% to 4.59%
Volatility	From 135.75% to 238.00%
Dividend Yield	0%
Expected Term	3 - 5 years

(1)	The risk-free interest rate was determined by management using the market yield on U.S. Treasury securities with comparable terms as of the measurement date.
(2)	The trading volatility was determined by calculating the volatility of the Company’s peer group.
(3)	The Company does not expect to pay a dividend in the foreseeable future.

NOTE 9 – GOING CONCERN

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the next twelve months. As reflected in the accompanying condensed consolidated financials, the Company had a net loss of $17,874,085 for the nine months ended September 30, 2025 and an accumulated deficit of $37,877,913 as of September 30, 2025. The Company will need to raise additional capital to successfully execute its business plan of which there can be no assurance. The sources of this capital are expected to be the sale of equity and debt, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing shareholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues, our financial position, and liquidity, or force us to abandon our business plan. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Unless management is able to obtain additional financing, it is unlikely that the Company will be able to meet its funding requirements during the 12 months from date of issuance of this filing. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On July 1, 2025, Mr. Antonios Isaac, the Company’s President and member of the Board of Directors, provided notice to the Company of his resignation as both a member of the Board of Directors and President.

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

On, and effective on February 6, 2025, the Company, with the approval of the Board of Directors of the Company, with the recommendation of the Compensation Committee of the Board of Directors, entered into a First Amendment to Employment Agreement with Amanda Hammer, the Company’s then Chief Operating Officer (the “Hammer Amendment”).

Pursuant to the Hammer Amendment, Ms. Hammer’s role with the Company was expanded to include serving as Chief Operating Officer of Mango & Peaches Corp.; certain provisions of the employment agreement relating to the Company were amended to include both the Company and Mango & Peaches; Ms. Hammer’s compensation was increased to $180,000 per year, effective February 1, 2025; and the Company agreed to pay Ms. Hammer a cash bonus of $15,000 within 30 days of the effective date of the Hammer Amendment. On October 27, 2025, the Company entered into a Separation Agreement with its then Chief Operating Officer, Amanda Hammer (“Hammer”), pursuant to which (i) Hammer’s employment with the Company was terminated, effective October 22, 2025, and (ii) the Company agreed to pay Hammer a separation payment consisting of nine (9) months of pay at Hammer’s regular compensation rate (the “Separation Payment”). (see further discussion under “Note 10 - Subsequent Events”).

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

On September 28, 2022, and with an effective date of October 1, 2022, the Company entered into a Lease Agreement with Rox Trep Tollway, L.P. (the “Landlord”) to lease and occupy approximately 2,201 square feet of office space located at 15110 Dallas Parkway, Suite 600, Dallas, Texas 75248 to serve as the Company’s main headquarters (the “Lease Agreement”). The Lease Agreement has a term of thirty-eight (38) months and has a monthly base rent of $5,777.63, or $31.50 per square foot, from months 3-18 and increases at the rate of $1 per square foot per annum until the end of the lease term (the“Base Rent”). In addition to the Base Rent, the Company is required to reimburse the landlord for its pro-rata share of all real estate taxes and assessments, hazard and liability insurance and common area maintenance costs for the building at the rate of 2.45% (the “Proportionate Rent”). Upon the execution of the Lease Agreement, the Company agreed to prepay the first full month’s Base Rent along with a security deposit equal to $16,942.

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company used an estimated incremental borrowing rate of 8% to estimate the present value of the right-of-use liability.

The Company has right-of-use assets of $11,211 and operating lease liabilities of $12,167 as of September 30, 2025. Operating lease expense for the nine months ended September 30, 2025 was $48,282. The Company has recorded $0 in impairment charges related to right-of-use assets during the nine months ended September 30, 2025.

Maturity of Lease Liabilities at September 30, 2025	Amount
2025	$12,289
Total lease payments	12,289
Less: Imputed interest	(122)
Present value of lease liabilities	$12,167

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the condensed consolidated balance sheet date but before the condensed consolidated financial statements are issued. Based on the evaluation, the Company identified the following subsequent events:

October 2025 Series B Conversion

On October 16, 2025, 32 shares of Series B Preferred Stock (with an aggregate stated value of $35,200) were converted by the holder into 23,467 shares of common stock at a conversion price of $1.50 per share.

Lease Agreement

On October 27, 2025, the Company entered into a Lease Agreement (the “Lease”) with SVHQ, LLC (the “Landlord”) to lease and occupy approximately 2,467 square feet of office space located at 17130 Dallas Parkway, Dallas, Texas 75248, Suite 245 (the “Premises”). The Lease also includes the non-exclusive right, in common with Landlord, to use and occupy an adjacent shared space consisting of approximately 1,253 square feet (the “Shared Space”). The Lease has a term of sixty (60) months, commencing on November 1, 2025 and expiring on October 31, 2030, and has a monthly base rent of $4,852, including $3,803 for the Premises and $966 for the Shared Space (the “Base Rent”). In addition to the Base Rent, the Company is required to reimburse the landlord for its pro-rata share of all real estate taxes and assessments, insurance, and common area maintenance costs for the building at the rate of 14.81%, consisting of 11.81% for the Premises and 3.00% for the Shared Space (the “Additional Rent”). Upon the execution of the Lease, the Company has agreed to prepay the first full month’s Base Rent and Additional Rent, consisting of $6,141, along with a security deposit equal to $14,557. The Lease includes a right of first refusal to purchase the Premises, but not the Shared Space, on the same terms and conditions as those offered by Landlord to any bona fide third-party purchaser during the term. The Lease includes customary representations of the Company and the Landlord.

Hammer Separation Agreement

On October 27, 2025, the Company entered into a Separation Agreement with its then Chief Operating Officer, Amanda Hammer (“Hammer”), pursuant to which (i) Hammer’s employment with the Company was terminated, effective October 22, 2025, and (ii) the Company agreed to pay Hammer a separation payment consisting of nine (9) months of pay at Hammer’s regular compensation rate (the “Separation Payment”). The Separation Payment will be paid in equal monthly installments pursuant to the Company’s regular payroll schedule, commencing November 1, 2025 and continuing for eight (8) months thereafter until paid in full (the “Separation Agreement”). Pursuant to the Separation Agreement, the Company may, at its discretion, request that Hammer provide consulting or project-based services related to her former role or areas of expertise at an hourly rate of $86, but any such engagement will be voluntary and subject to a mutually agreed written statement of work specifying the scope, duration, and services to be rendered. The Separation Agreement includes a customary release by Hammer, and additional customary confidentiality, non-interference, and mutual non-disparagement provisions.

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

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited condensed consolidated financial statements of the Company for the three and nine months ended September 30, 2025 and 2024, above.

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

Introduction

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. An overview of our current operations.

●	Recent Events. A summary of recent events affecting the Company.

●	Plan of Operations. A description of our plan of operations for the next 12 months including required funding.

●	Results of Operations. An analysis of our financial results comparing the three and nine months ended September 30, 2025 and 2024.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

●	Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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

The Company, through the patent portfolio acquired as part of the Intramont IP Purchase Agreement (as further described under “Part I – Item 1. Financial Statements” in the Notes to Condensed Consolidated Financial Statements in “Note 1 – Organization and Description of the Business”), is in the process of conducting Phase II clinical trials and efficacy studies to determine the effectiveness of its patented respiratory illness prevention technology against the likes of the influenza A virus (H1N1) and avian influenza (H5N1). The studies are anticipated to be completed in the 4th quarter of 2025 which will then determine the Company’s next steps in its commercialization and monetization efforts.

The Company, through its Master Distribution Agreement with Propre Energie, Inc. (as further described under “Part I – Item 1. Financial Statements” in the Notes to Condensed Consolidated Financial Statements in “Note 2 – Summary of Significant Accounting Policies—Master Distribution Agreements”) intends to license certain intellectual property and patent rights from Propre relating to clinically proven, plant-based formulations targeting hyperpigmentation, dark spots, uneven skin tone, and skin brightening through advanced solutions marketed under the brand Dermytol® (“Dermytol”). The Company is in the process of preparing its marketing and distribution strategy for Dermytol and intends to commence operations under this agreement in the 1st quarter of 2026.

Recent Events

In addition to the recent funding events and agreements described in greater detail below under “Liquidity and Capital Resources— Funding Arrangements”, the following material transactions took place during the nine months ended September 30, 2025 and from July 1, 2025 through the filing of this Report:

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

Consulting Agreement

On April 24, 2025, we entered into a Consulting Agreement with Strategem Solutions Inc. (“Strategem” and the “Consulting Agreement”), pursuant to which Strategem agreed to provide us the services of Tim Corkum (“Corkum”), in the capacity of President of a to be formed wholly-owned subsidiary of the Company, and to provide us consulting services related to the development of a pouch division, product innovation, business development, and commercialization strategy for a smokeless product vertical. Corkum is a Director of Smokeless. The Consulting Agreement has a term of 12 months unless otherwise earlier terminated due to breach of the agreement by either party, subject to a thirty-day cure right. In consideration for agreeing to provide the services under the agreement, the Company agreed to issue an aggregate of 120,000 shares of the Company’s common stock to Strategem (the “Sign-On Shares”). The Sign-On Shares will be issued under the Mangoceuticals, Inc. Second Amended and Restated 2022 Equity Incentive Plan (the “2022 Plan”) and vest at a rate of 10,000 shares per month with the first month vesting upon execution of the Consulting Agreement. Any shares not vested on the date the term ends will be forfeited. We also agreed to pay Strategem $12,500 per month in cash during the term of the Consulting Agreement, which shall accrue on a monthly basis until the Company has completed a successful raise of an aggregate of at least $1.5 million from the sale of either debt or equity of the Company after the date of the agreement.

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

August 2025 Subscriptions

On August 26, 2025 and August 29, 2025, the Company entered into four Subscription Agreements with five accredited investors (the “August 2025 Investors”), pursuant to which the August 2025 Investors purchased an aggregate of 709,677 shares of restricted common stock from the Company, for $1.55 per share, or a total of $1,100,000. The Subscription Agreements included customary representations and warranties of the August 2025 Investors and the Company, and includes piggyback registration rights for a period of one year following the dates of the subscriptions.

Lease Agreement

On October 27, 2025, the Company entered into a Lease Agreement (the “Lease”) with SVHQ, LLC (the “Landlord”) to lease and occupy approximately 2,467 square feet of office space located at 17130 Dallas Parkway, Dallas, Texas 75248, Suite 245 (the “Premises”). The Lease also includes the non-exclusive right, in common with Landlord, to use and occupy an adjacent shared space consisting of approximately 1,253 square feet (the “Shared Space”). The Lease has a term of sixty (60) months, commencing on November 1, 2025 and expiring on October 31, 2030, and has a monthly base rent of $4,852, including $3,803 for the Premises and $966 for the Shared Space (the “Base Rent”). In addition to the Base Rent, the Company is required to reimburse the landlord for its pro-rata share of all real estate taxes and assessments, insurance, and common area maintenance costs for the building at the rate of 14.81%, consisting of 11.81% for the Premises and 3.00% for the Shared Space (the “Additional Rent”). Upon the execution of the Lease, the Company has agreed to prepay the first full month’s Base Rent and Additional Rent, consisting of $6,141, along with a security deposit equal to $14,557. The Lease includes a right of first refusal to purchase the Premises, but not the Shared Space, on the same terms and conditions as those offered by Landlord to any bona fide third-party purchaser during the term. The Lease includes customary representations of the Company and the Landlord.

Hammer Separation Agreement

On October 27, 2025, the Company entered into a Separation Agreement with its then Chief Operating Officer, Amanda Hammer (“Hammer”), pursuant to which (i) Hammer’s employment with the Company was terminated, effective October 22, 2025, and (ii) the Company agreed to pay Hammer a separation payment consisting of nine (9) months of pay at Hammer’s regular compensation rate (the “Separation Payment”). The Separation Payment will be paid in equal monthly installments pursuant to the Company’s regular payroll schedule, commencing November 1, 2025 and continuing for eight (8) months thereafter until paid in full (the “Separation Agreement”). Pursuant to the Separation Agreement, the Company may, at its discretion, request that Hammer provide consulting or project-based services related to her former role or areas of expertise at an hourly rate of $86, but any such engagement will be voluntary and subject to a mutually agreed written statement of work specifying the scope, duration, and services to be rendered. The Separation Agreement includes a customary release by Hammer, and additional customary confidentiality, non-interference, and mutual non-disparagement provisions.

Plan of Operations

We had working capital deficit of $0.2 million as of September 30, 2025, and $1.3 million as of December 31, 2024. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we currently anticipate the need for additional funding in order to continue our operations at their current levels and to pay the costs associated with being a public company for the next 12 months. We may also require additional funding in the future to expand or complete acquisitions.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

We had revenues of $84,246 for the three months ended September 30, 2025, compared to revenues of $133,368 for the three months ended September 30, 2024, which decrease was mainly due to which decrease was mainly due to issues involving the transition and migration from our original telemedicine and software platform to our new telehealth platform.

Cost of revenues was $2,359 and $21,505 for the three months ended September 30, 2025 and 2024, respectively, which decrease was due to a decrease in shipping expenses and third-party doctor related technology platform expense.

Cost of revenues – related party, representing amounts paid to Epiq Scripts, our related party pharmacy for pharmacy services, totaled $30,988 and $29,192 for the three months ended September 30, 2025 and 2024, respectively, which increase in the current period was due to added cost for the continued launch of our PeachesRx line.

During the first three quarters of 2025, we have continued to further develop our website capabilities and continued preparation for the re-launch of our website. Travel expenses were not separately disclosed for the three-month periods but are generally associated with costs related to vendor meetings, promotional events, and other travel-related activities.

General and administrative expenses were $306,001 and $523,855 for the three months ended September 30, 2025 and 2024, respectively, which decrease was mainly due to reductions in insurance, and software expenses.

Salaries and benefits were $542,420 and $242,941 for the three months ended September 30, 2025 and 2024, respectively, which increase was due to the engagement of new management and staff employees.

Advertising and marketing expenses in the amount of $104,914 and $251,330 for the three months ended September 30, 2025 and 2024, respectively, related to digital marketing, branding initiatives, and promotional events. The decrease was primarily related to reductions in these expenses as a result of evaluations of the effectiveness of our initiatives.

Investor relations expenses were $33,319 and $255,000 for the three months ended September 30, 2025 and 2024, respectively, which decrease was related to reductions in spending in these areas.

Stock-based compensation totaled $6,587,293 and $567,619 (inclusive of stock issued for services and issuances of options and warrants) for the three months ended September 30, 2025 and 2024, respectively, which increase was due to greater use of equity-based incentives and a higher stock price in the current period.

We had $75,850 and $0 of interest expense for the three months ended September 30, 2025 and 2024, respectively, which increase was due to interest expense on notes payable.

We had $241,620 of interest expenses relating to amortization on discount, which was in connection with our Series B Preferred Stock offering. The discount on convertible preferred stock is amortized over the term until conversion.

We had a net loss of $7,618,776 for the three months ended September 30, 2025, compared to a net loss of $1,999,694 for the three months ended September 30, 2024, an increase in net loss of $5,613,704, due primarily to stock-based compensation.

Comparison of the Nine Months Ended September 30, 2025 and 2024

We had revenues of $361,661 for the nine months ended September 30, 2025, compared to revenues of $510,626 for the nine months ended September 30, 2024, which decrease was mainly due to issues involving the transition and migration from our original telemedicine and software platform to our new telehealth platform.

Cost of revenues was $45,911 and $71,965 for the nine months ended September 30, 2025 and 2024, respectively, which decrease was due to fluctuations in service usage and delivery costs during the current period.

Cost of revenues – related party, representing amounts paid to Epiq Scripts, our related party pharmacy (as discussed above) for pharmacy services, totaled $112,839 and $138,800 for the nine months ended September 30, 2025 and 2024, respectively, which decrease in the current period was due to lower revenues and sales of new products with lower percentage cost as to revenue.

During the first three quarters of 2025, travel expenses were not separately disclosed for the nine-month periods but are generally associated with costs related to vendor meetings, promotional events, and other travel-related activities.

General and administrative expenses were $3,644,718 and $2,146,517 for the nine months ended September 30, 2025 and 2024, respectively, which increase was mainly due to legal expenses, consulting, accounting, software and various expenses related to the acquisitions of intellectual properties and the negotiations and entering into the various master distribution agreements for Diabetinol® and Dermytol, which agreement relating to Diabetinol® was subsequently rescinded during the nine-month period ended September 30, 2025, as discussed above.

Salaries and benefits were $1,797,361 and $795,255 for the nine months ended September 30, 2025 and 2024, respectively, which increase was due to the engagement of new management and staff employees.

Advertising and marketing expenses in the amount of $644,941 and $1,332,957 for the nine months ended September 30, 2025 and 2024, respectively, related to digital marketing, branding initiatives, and promotional events. The decrease was related to a reduction in advertising and marketing while we focused on for our website re-launch.

Investor relations expenses were $1,558,319 and $438,000 for the nine months ended September 30, 2025 and 2024, respectively, which increase was related to expanded efforts to raise public awareness of our stock during the current period.

Stock-based compensation totaled $10,753,217 and $1,881,464 (inclusive of stock issued for services and issuances of options and warrants) for the nine months ended September 30, 2025 and 2024, respectively, which increase was due to greater use of equity-based incentives and higher stock prices in the current period.

We had $83,850 and $0 of interest expense for the nine months ended September 30, 2025 and 2024, respectively, which increase was due to accrued interest on notes payable.

We had $125,625 of interest expenses relating to amortization on discount in connection with our Series B Preferred Stock offering, for the nine months ended September 30, 2024. The discount on convertible preferred stock is amortized over the term until conversion.

We had a $125,625 loss from settlement in the three months ended September 30, 2024, compared to $0 in the prior period, which loss from settlement was due to legal settlements reached (as further described under “Part I – Item 1. Financial Statements” in the Notes to Condensed Consolidated Financial Statements in “Note 9 – Commitments and Contingences”, under the heading Legal Matters).

We had a net loss of $17,874,085 for the nine months ended September 30, 2025, compared to a net loss of $6,758,630 for the nine months ended September 30, 2024, an increase in net loss of $11,110,077 due to a decrease in revenue and increase in our general and administrative expenses related to the acquisitions of intellectual properties and the negotiations and entering into the various master distribution agreements for Diabetinol® and Dermytol. Additionally, as discussed above, we had significant increases in stock-based compensation.

Liquidity and Capital Resources

As of September 30, 2025, we had $481,281 of cash on-hand, compared to $58,653 of cash on-hand of December 31, 2024. We also had $100,000 of prepaid expenses, representing advance payments for advertising and marketing, and $16,942 of deposits, representing an amount for the deposit on our lease, as well as $2,049 of property and equipment, net, consisting of computers, office and custom product packaging equipment, $11,211 of right of use-asset in connection with our lease, and $15,920,319 of patents and license agreements, net of amortization, which we acquired pursuant to certain Patent Purchase and Master License Agreements.

Cash increased mainly due to financing activities, whereby we were able to sell stock for cash and through notes payable to third parties and related parties.

As of September 30, 2025, the Company had total current liabilities of $804,275, consisting of $526,964 of accounts payable and accrued liabilities, $4,460 of payroll tax liabilities, relating to payroll taxes that are due after September 30, 2025, $100,000 of related party notes payable, relating to the Tiger Cub Note, $12,167 of right-of-use liability, operating lease, and $160,684 of other liabilities including amounts owed to Intramont in connection with the purchase of intellectual property.

As of September 30, 2025, we had $16,531,802 in total assets, $804,275 in total liabilities, a working capital deficit of $0.2 million and a total accumulated deficit of $39.5 million.

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

We have experienced recurring net losses since inception. We believe that we will continue to incur substantial operating expenses in the foreseeable future as we continue to invest to market and sell our Pharmaceutical Products and to attract customers, expand the product offerings and enhance technology and infrastructure. These efforts may prove more expensive than we anticipate, and we may not succeed in generating commercial revenues or net income to offset these expenses. Accordingly, we may not be able to achieve profitability, and we may incur significant losses for the foreseeable future. Our independent registered public accounting firm included an explanatory paragraph in its report on our condensed consolidated financial statements as of December 31, 2024. As of September 30, 2025, our current capital resources, combined with the net proceeds from the offering, are not expected to be sufficient for us to fund operations for the next 12 months. We need to raise funding to support our operations in the future. We may also seek to acquire additional businesses or assets in the future, which may require us to raise funding. We currently anticipate such funding being raised through the offering of debt or equity. Such additional financing, if required, may not be available on favorable terms, if at all. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our shareholders experiencing significant dilution. If such financing is unavailable, we may be forced to curtail our business plan, which may cause the value of our securities to decline in value. We currently have no more availability under the ELOC, which funding we may request from the April 2024 Purchaser from time to time, subject to the terms thereof, and which funding, if requested may cause dilution to existing shareholders. Additionally, we may receive funding upon the exercise of outstanding warrants from time to time, which exercises may cause dilution to existing shareholders.

To support our existing operations or any future expansion of business, including the ability to execute our growth strategy, we must have sufficient capital to continue to make investments and fund operations. We have plans to pursue an aggressive growth strategy for the expansion of operations through marketing to attract new customers for our Pharmaceutical Products.

Cash Flows

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Cash used in:
Operating activities	$(4,772,494)	$(3,734,201)
Investing activities	—	65,000
Financing activities	5,187,356	3,005,770
Net increase (decrease) in cash equivalents	$414,862	$(663,431)

Net cash used in operating activities was $4,772,494 for the nine months ended September 30, 2025, which was mainly due to $17,854,207 of net loss, offset by $10,656,692 of common stock issued for services, $435,625 of amortization of licensing agreement, $1,201,751 of options vested for stock-based compensation and $839,672 of amortization of intangible assets.

Net cash used in operating activities was $3,734,201 for the nine months ended September 30, 2024, which was mainly due to $6,758,630 of net loss, offset by $1,683,515 of common stock issued for services, and $566,754 of accounts payable and accrued liabilities related parties.

There was no net cash used in investing activities for the nine months ended September 30, 2025. For the nine months ended September 30, 2024, net cash used in investing activities of $65,000 was solely due to the sale of assets.

Net cash provided by financing activities was $5,187,356 for the nine months ended September 30, 2025, which was mainly due to $1,150,000 of proceeds from collection of subscriptions receivable, $100,000 from the sale of Series B Convertible preferred stock for cash, 2,410,356 of proceeds from the sale of common stock; $927,000 of proceeds from the exercise of warrants; and $100,00 borrowed from our Chief Executive Officer and Chairman, Jacob Cohen and a note payable with a third party for $500,000.

Net cash provided by financing activities of $3,005,770 for the nine months ended September 30, 2024, was due to $2,250,000 of proceeds from the sale of Series B Convertible Preferred Stock, $568,270 of proceeds from the sale of common stock and $187,500 from proceeds from borrowings on notes payable – related parties, related to loans to the Company by our CEO and an entity owned and/or controlled by our CEO.

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

During the nine months ended September 30, 2025, Mr. Cohen used his personal credit card for payments to a third-party vendor for services rendered to the Company. The total amount outstanding as of September 30, 2025 was $0.

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

Convertible Debt

On December 13, 2024, Cohen Enterprises entered into a Note Purchase Agreement with Mill End Capital Ltd. Pursuant to the Note Purchase, Mill End Capital Ltd. (“Mill End”) purchased all of Cohen Enterprises rights under the Cohen Note, issued by the Company as borrower, to Cohen Enterprises, Inc., which entity is owned by Jacob D. Cohen, the Chairman and Chief Executive Officer of the Company (“Cohen Enterprises”), as lender, in the original amount of $150,000, in consideration for $150,000. The terms of the note remain unchanged; however, the note was no longer considered a related party note.

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

On April 2, 2025, MAAB converted the Debt into 333,333 shares of the Company’s common stock, at a conversion price of $1.50 per share, pursuant to the terms of such Debt, as amended on January 27, 2025. The principal balance of the note as of September 30, 2025 is $-0-.

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

During the quarter ended March 31, 2025, holders of the Series B Convertible Preferred Stock converted 1,438 shares of Series B Convertible Preferred Stock into 623,333 shares of common stock at a conversion price of $1.00 per share, pursuant to the terms of the Series B Convertible Preferred Stock.

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

On June 10, 2025, the Company delivered Advance Notices to the Platinum Point Capital and sold Platinum Point Capital 261,667 shares of common stock pursuant to the terms of the ELOC ranging from $1.43 to $1.79 per share for a total of $366,830, net of fees, discounts and expenses. As of September 30, 2025, the Company had received $142,261. $224,569 was collected, but not received as of September 30, 2025 and is reflected as subscription receivable.

As of September 30, 2025, the Company has sold 666,667 shares of common stock under the ELOC for $1,787,580 in gross proceeds, and there are no more shares remains available under the ELOC.

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

In November 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. This ASU will likely result in us including the additional required disclosures when adopted. There was no material effect on the condensed consolidated financial statements for the nine months ended September 30, 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except that as of the three months ending September 30, 2025, we have added procedures to review journal entries prior to posting to the general ledger. Additionally, we are implementing procedures to address our future potential migration to new systems, by documenting order details and status that will be maintained internally and reviewed regularly by staff to ensure data is secured and available.

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

Item 1A. Risk Factors

Reference is made to Part I, Item 1A, “Risk Factors” included in our 2024 Annual Report for information concerning risk factors, which should be read in conjunction with the factors set forth in “Cautionary Statement Regarding Forward-Looking Information” of this Report and below. There have been no material changes with respect to the risk factors disclosed in our 2024 Annual Form 10-K, except as set forth below. You should carefully consider such factors in the 2024 Annual Report and below, which could materially affect our business, financial condition or future results. The risks described in the 2024 Annual Report and below, are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

We face risks in connection with the current governmental shutdown.

The Company’s operations, clinical trials, and commercialization efforts are subject to extensive regulation by U.S. federal and state agencies, including the U.S. Food and Drug Administration (“FDA”). Any continued interruption in government operations as a result of the current government shutdown, or otherwise, could adversely affect the Company in a number of ways. For example, a government shutdown could delay or suspend the review, approval, or inspection of our pharmaceutical and compounded products, including our ongoing or planned clinical trials for our patented respiratory illness prevention technology. Delays in FDA review or inspection could also prevent the timely commercialization of our Pharmaceutical Products or our compounded products, and could materially impact anticipated revenues.

Additionally, a government shutdown may delay or interrupt the issuance of regulatory guidance, approvals for advertising claims, or inspections of manufacturing facilities, which could result in delayed product launches, halted production, or increased compliance costs.

The Company is also subject to other risks associated with government actions, including changes in healthcare, telemedicine, and pharmaceutical regulations. Such changes could affect our ability to market, sell, or distribute our products online or across state lines. Further, any interruption in federal funding or administrative operations may impact public health initiatives, clinical trial oversight, and the availability of key resources or approvals necessary for the Company to continue operations in a timely manner. Consequently, a government shutdown or prolonged regulatory delays could materially and adversely affect our business, financial condition, results of operations, and prospects.

Separately, the Company may, from time to time, seek to raise additional capital through public offerings of its securities or file registration statements with the SEC in connection with such offerings. Any closure of the SEC, whether due to a government shutdown (such as is currently ongoing), operational disruption, or other events, could delay the review and effectiveness of such registration statements. As a result, the Company may be unable to offer or sell securities in the public markets when needed, which could limit our ability to raise capital to fund operations, clinical trials, commercialization efforts, or other strategic initiatives. Delays in SEC review or effectiveness of registration statements could also increase costs, create uncertainty in our financing plans, and negatively affect investor confidence, potentially adversely impacting the Company’s financial condition, liquidity, and ability to execute its business strategy.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended September 30, 2025, which have not previously been reported in a Current Report on Form 8-K.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

(c) Rule 10b5-1 Trading Plans. Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference herein:

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed/ Furnished Herewith	Form	Exhibit	Filing Date
3.1	Certificate of Designations, Preferences and Rights of 6% Series B Convertible Preferred Stock of Mango & Peaches Corp., filed with the Secretary of State of Texas on July 3, 2025		8-K	3.1	7/9/2025
4.1	Form of Common Stock Purchase Warrant – Unit Offering (May 2025)		8-K	4.1	5/29/2025
4.2	Common Stock Purchase Warrant to purchase 275,482 shares of common stock, issued to Indigo Capital LP dated May 27, 2025		8-K	4.2	5/29/2025
4.3#	Common Stock Purchase Warrant to purchase 50,000 shares of common stock, issued to Tiger Cub Trust dated July 21, 2025		8-K	4.1	7/22/2025
10.1	Master Distribution Agreement dated March 24, 2025, between Navy Wharf, Ltd, as supplier, and Mangoceuticals, Inc., as distributor		8-K	10.1	3/25/2025
10.2	Form of Securities Purchase Agreement dated April 11, 2025, relating to the sale of 100 shares of Series B Convertible Preferred Stock		8-K	10.1	4/17/2025
10.3	Promissory Note dated April 15, 2025, evidencing $500,000 owed by Mangoceuticals, Inc. to Indigo Capital LP		8-K	10.2	4/17/2025
10.4+	Intellectual Property Purchase Agreement dated April 24, 2025, by and between Mangoceuticals, Inc., as purchaser and Smokeless Technology Corp., as seller		8-K	10.1	4/25/2025
10.5+	Consulting Agreement dated April 24, 2025, between Mangoceuticals, Inc. and Strategem Solutions, Inc.		8-K	10.2	4/25/2025
10.6#	First Amendment to Amended and Restated Executive Employment Agreement dated April 24, 2025 and effective April 1, 2025, by and between Mangoceuticals, Inc. and Jacob Cohen		8-K	10.3	4/25/2025
10.7#	Promissory Note dated May 2, 2025 in the principal amount of $100,000, between Mangoceuticals, Inc., borrower and The Tiger Cub Trust, lender		8-K	10.1	5/6/2025
10.8	Master Distribution Agreement dated May 14, 2025, between PrevenTech Solutions, LLC, as distributor, and Mangoceuticals, Inc., as supplier		10-Q	10.23	5/15/2025
10.9	Mutual Rescission and Release Agreement dated May 22, 2025 and effective May 22, 2025, by and between Mangoceuticals, Inc. and ArcStone Securities and Investments Corp.		8-K	10.1	5/23/2025
10.10	Mutual Rescission and Release Agreement dated May 22, 2025 and effective May 22, 2025, by and between Mangoceuticals, Inc. and Smokeless Technology Corp.		8-K	10.2	5/23/2025
10.11	Mutual Rescission and Release Agreement dated May 22 2025 and effective May 22, 2025, by and between Mangoceuticals, Inc. and Strategem Solutions Inc.		8-K	10.3	5/23/2025
10.12	Form Common Stock Subscription Agreement – Unit Offering (May 2025)		8-K	10.1	5/29/2025
10.13	Agreement to Amend Promissory Note dated May 27, 2025, by and between Mangoceuticals, Inc. and Indigo Capital LP		8-K	10.2	5/29/2025
10.14	Amended and Restated Convertible Promissory Note dated May 27, 2025, by and between Mangoceuticals, Inc., as borrower, and Indigo Capital LP, as holder		8-K	10.3	5/29/2025
10.15#	Agreement to Amend Promissory Note dated July 21, 2025, by and between Mangoceuticals, Inc. and to Tiger Cub Trust		8-K	10.2	7/22/2025

10.16#	Amended and Restated Convertible Promissory Note dated July 21, 2025, by and between Mangoceuticals, Inc., as borrower, and to Tiger Cub Trust, as holder		8-K	10.3	7/22/2025
10.17	Mutual Rescission and Release Agreement dated and effective July 30, 2025, by and between Mangoceuticals, Inc. and Navy Wharf, Ltd.		8-K	10.1	8/4/2025
10.18	Form of Common Stock Subscription Agreement – Common Stock Offering (August 2025 Private Offering)		8-K	10.1	9/2/2025
10.19#	Second Amended and Restated Mangoceuticals, Inc. 2022 Equity Incentive Plan		8-K	10.2	3/19/2025
10.20#	Mangoceuticals, Inc. 2022 Equity Incentive Plan Stock Option Agreement dated September 9, 2025 – Jacob Cohen – 500,000 shares		8-K	10.2	9/12/2025
10.21	Lease Agreement dated as of October 27, 2025 by and between SVHQ, LLC, as Landlord, and Mangoceuticals, Inc., as Tenant		8-K	10.1	10/28/2025
10.22#	Separation Agreement dated as of October 27, 2025 by and between Mangoceuticals, Inc. and Amanda Hammer		8-K	10.2	10/28/2025
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set	X

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

