Form 10-K
period 2025-12-31
MANGOCEUTICALS, INC.
filed 2026-04-01
CIK 1938046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-41615

Mangoceuticals, Inc.
(Exact name of registrant as specified in its charter)

Texas	87-3841292
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17130 Dallas Parkway, Suite 240, Dallas, Texas	75248
(Address of principal offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 242-9619

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 Par Value Per Share	MGRX	The NASDAQ Stock Market LLC (The NASDAQ Capital Market)

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

On June 30, 2025, the last day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $14,725,437, based upon the closing price of the registrant’s Common Stock on the Nasdaq Capital Market of $1.52 on June 30, 2025. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

As of March 31, 2026, the registrant had 16,967,420 shares of its Common Stock, $0.0001 par value, outstanding.

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

Reverse Stock Split

On October 8, 2024, we filed a Certificate of Amendment to our Certificate of Formation, as amended and restated (the “Certificate of Amendment”) with the Secretary of State of the State of Texas to affect a reverse stock split of our common stock at a ratio of 1-for-15 (the “Reverse Stock Split”). Pursuant to the Certificate of Amendment, the Reverse Stock Split became effective on October 16, 2024, at 12:01 a.m. Eastern Time (the “Effective Time”). The shares of the Company’s common stock began trading on the Nasdaq Capital Market (“Nasdaq”) on a post-split basis on October 16, 2024.

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

Available Information

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC like us at https://www.sec.gov and can also be accessed free of charge on our website under the heading “SEC Filings”. Copies of documents filed by us with the SEC (including exhibits) are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report. Our website address is www.mangoceuticals.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 will be available through our website free of charge as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. The information on, or that may be accessed through, our website is not incorporated by reference into this Report and should not be considered a part of this Report.

Organizational History

We are a Texas corporation formed on October 7, 2021. Our address is 17130 Dallas Parkway, Dallas, Texas 75248, Suite 245. Our telephone number is (214) 242-9619. Our corporate website is www.Mangoceuticals.com and we connect consumers to licensed healthcare professionals through our website at www.MangoRX.com. We became a public reporting company on March 20, 2023, upon the effectiveness of our Registration Statement on Form S-1 in connection with our initial public offering. Our common stock is traded on the Nasdaq Capital Market under the symbol “MGRX”.

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

Compounded Products

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

‘SLIM’ by MangoRx - SLIM currently includes the following two ingredients - (1) Vitamin B6, which is available as a dietary supplement, and (2) Semaglutide, the active ingredient used in an FDA approved drug. However, the fact that Semaglutide is used in an FDA approved drug, and that Vitamin B6 is available as a dietary supplement, does not mean that these ingredients will prove safe when combined into a single formulation to attempt to assist with weight loss or weight management. SLIM is encapsulated in convenient chewable, mint-flavored RDT.

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

We currently offer one dosage level of our MOJO product and anticipate doctors prescribing MOJO based on their needs and medical history of the patient. Our MOJO product currently includes the following amounts of the three ingredients: (1) DHEA (10mg), (2) Pregnenolone (5mg), and (3) Enclomiphene Citrate (25mg).

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

Marketed Product

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

Studies

The Company, through the patent portfolio acquired as part of the Intramont IP Purchase Agreement (as further described below under “Patent Purchase Agreements—Intramont Technologies”), is in the process of conducting Phase II clinical trials and efficacy studies to determine the effectiveness of its patented respiratory illness prevention technology against the likes of the influenza A virus (H1N1) and avian influenza (H5N1). Some initial studies were conducted and completed in the 4th quarter of 2025 with additional tests and studies anticipated to be completed in the 1st quarter of 2026 which will then determine the Company’s next steps in its commercialization and monetization efforts.

The Company, through its Master Distribution Agreement with Propre Energie, Inc. (as further described below under “Master Distribution Agreements”) intends to license certain intellectual property and patent rights from Propre relating to clinically proven, plant-based formulations targeting hyperpigmentation, dark spots, uneven skin tone, and skin brightening through advanced solutions marketed under the brand Dermytol® (“Dermytol”). The Company is in the process of preparing its marketing and distribution strategy for Dermytol and intends to commence operations under this agreement in the 2nd quarter of 2026.

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

In order to comply with corporate practice of medicine and fee splitting restrictions, we do not employ or directly contract with individual physicians or physician groups, nor do we control their medical decision-making or charges. Rather, the Company has entered into a variety of physician services agreements (the “Physicians Agreements”) with LocumTele, and Locum Tenens USA (collectively, the “Telemedicine Providers”), all of which counterparties have agreed to make available to us, healthcare professionals, to allow them to provide clinical services directly to our future customers via telehealth. We have integrated these healthcare professionals to allow for telehealth consultations and related services on our Mangoceuticals platform which has been developed and is complete. This platform is the backbone of our business as it connects consumers with both the medical provider and the pharmacy for fulfillment. It is also the system that we will use to create marketing funnels for outgoing marketing, customer management and support, and analytics for future sales.

Through our Physician Agreements, the healthcare professionals are responsible for the practice of medicine and control of the clinical decision-making.

After a patient visits our website and submits a request for a consultation with a health care professional, our Telemedicine Providers communicate the patient’s information to one of their affiliated physicians. The Telemedicine Providers and their physicians are responsible for conducting the telehealth consultation and any ongoing communication with the patient in accordance with applicable laws. The physicians make a determination, in their sole discretion, as to whether or not to prescribe our Pharmaceutical Products to potential customers. If the physicians prescribe our Pharmaceutical Products, then the customers pay us for our products. In turn, Epiq Scripts, LLC, pursuant to the Master Services Agreement discussed below, is provided information on the customer and compounding of our product, compounds the product, and ships the product to customers using packaging and shipping materials which we supply.

We pay the Telemedicine Providers for each physician visit conducted in response to requests made by a patient on our website, regardless of whether the physician prescribes our product to the patient. The fee we pay the Telemedicine Providers is fixed, set in advance and is negotiated at arms’ length after comparing the prices offered by similar services. We are not a party to any contracts between the Telemedicine Providers and any health professionals or physician groups and do not control how the Telemedicine Providers reimburse these providers.

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

Epiq Scripts is currently fully licensed with the Texas State Board of Pharmacy (“TSBP”) and further has State Board of Pharmacy (or its equivalent) licenses from the District of Columbia and every U.S. State other than Alabama, with the intent of obtaining a state license from Alabama, by the end of the first quarter of 2025. Epiq Scripts has obtained its National Provider Identifier (“NPI”) number and is a member of the National Council for Prescription Drug Programs (“NCPDP”), a standards development organization. Additionally, Epiq Scripts has applied for the highest level of accreditation with the Utilization Review Accreditation Commission (“URAC”), a Washington DC-based healthcare accrediting organization that establishes quality standards for the entire healthcare industry. Until Epiq Scripts receives a license in Alabama, we are limited to selling our Pharmaceutical Products in only the states in which Epiq Scripts holds licenses. Although Epiq Scripts is physically located in Texas, it can ship products to customers in each state in which it holds licenses.

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

Invest in our telemedicine platform to enable sales throughout the United States

We utilize both a synchronous and asynchronous approach through our telemedicine platform, connecting customers through our platform and contracted physicians and pharmacy. An asynchronous visit allows a physician to verify the patient’s identity, demographics and collect the medical history online without needing to physically see or speak to the patient. A synchronous visit requires the doctor to either speak directly to the patient and/or see the patient either via video conference or in person. As discussed above, we initially are focusing our sales in the District of Columbia and 49 states where our related party pharmacy is licensed (i.e., each state other than Alabama), with the goal of eventually undertaking sales across all 50 states, pending licensing approvals of our related party pharmacy.

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

Parent Subsidiary Contribution Agreement

On December 13, 2024, the Company, entered into a Parent Subsidiary Contribution Agreement with Mango & Peaches Corp., a Texas corporation (“Mango & Peaches”), a then recently formed wholly-owned subsidiary of the Company (the “Contribution Agreement”). Pursuant to the Contribution Agreement, the Company contributed substantially all of its assets, including ownership of: (a) its 98% ownership of MangoRx Mexico S.A. de C.V., a Mexican Stock Company; and (b) its 100% ownership of MangoRx UK Limited, a company incorporated under the laws of the United Kingdom (collectively, the “Contributed Assets”), to Mango & Peaches, in order to restructure the ownership and operations of the Company, better segregate such operations and liabilities and provided for the issuance of a portion of the capital of Mango & Peaches to Mr. Jacob Cohen, the Chief Executive Officer of the Company, as additional consideration to Mr. Cohen, as discussed in greater detail below under “Item 11. Executive Compensation”—“Employment and Consulting Agreements”—“Jacob D. Cohen, Chief Executive Officer”, pursuant to which the Company agreed to issue Mr. Cohen certain shares of common stock and Series A Preferred Stock of Mango & Peaches (the issuance of which is discussed in greater detail below).

In consideration for the transfer of the assets, the Company received 4,999,999 shares of Mango & Peaches’ common stock, bringing its ownership to 5,000,000 shares of common stock of Mango & Peaches upon the closing of the Contribution Agreement.

Pursuant to the Contribution Agreement, Mango & Peaches assumed all of the liabilities of the Company relating to the Contributed Assets contributed, but none of the other liabilities of the Company and the Company agreed to indemnify Mango & Peaches against any damages relating to a breach of any representation or warranty of the Company in the Contribution Agreement, or any claim relating to the Contributed Assets, before the Contribution Effective Date (defined below); and Mango & Peaches agreed to indemnify the Company against any damages relating to a breach of any representation or warranty of Mango & Peaches in the Contribution Agreement, or any claim relating to the Contributed Assets, after the Contribution Effective Date. The Contribution Agreement and the contribution and assumption provided for therein was effective on December 15, 2024 (the “Contribution Effective Date”).

On January 9, 2025, Mango & Peaches filed a Certificate of Designations of Mango & Peaches Corp., establishing the designations, preferences, limitations, and relative rights of its Series A Super Majority Voting Preferred Stock (the “Series A Super Majority Voting Preferred Stock”), with the Secretary of State of Texas, which was filed by the Texas Secretary of State on January 15, 2025, effective January 9, 2025 (the “Series A Designation”). The Series A Designation designated 100 shares of Series A Super Majority Voting Preferred Stock, the rights of which are discussed in greater detail below:

The Series A Designation provides for the Series A Super Majority Voting Preferred Stock to have the following rights: No dividend, liquidation, redemption or conversion rights; voting rights providing that for so long as any shares of Series A Super Majority Voting Preferred Stock remain issued and outstanding, the holders thereof, voting separately as a class, have the right to vote on all shareholder matters (including, but not limited to at every meeting of the stockholders of Mango & Peaches and upon any action taken by stockholders of Mango & Peaches with or without a meeting) equal to fifty-one percent (51%) of the total vote (the “Total Series A Vote” and the “Voting Rights”), and that so long as Series A Super Majority Voting Preferred Stock is outstanding, Mango & Peaches shall not, without the affirmative vote of the holders of at least 66-2/3% of all outstanding shares of Series A Super Majority Voting Preferred Stock, voting separately as a class (i) amend, alter or repeal any provision of the Certificate of Formation or the Bylaws of Mango & Peaches so as to adversely affect the designations, preferences, limitations and relative rights of the Series A Super Majority Voting Preferred Stock, (ii) effect any reclassification of the Series A Super Majority Voting Preferred Stock, (iii) designate any additional series of preferred stock, the designation of which adversely effects the rights, privileges, preferences or limitations of the Series A Super Majority Voting Preferred Stock; or (iv) amend, alter or repeal any provision of the Series A Designation (except in connection with certain non-material technical amendments). Additionally, subject to the rights of series of preferred stock which may from time to time come into existence, so long as any shares of Series A Super Majority Voting Preferred Stock are outstanding, Mango & Peaches cannot without first obtaining the approval (by written consent, as provided by law) of the holders of a majority of the then outstanding shares of Series A Super Majority Voting Preferred Stock, voting together as a class: (a) issue any additional shares of Series A Super Majority Voting Preferred Stock after the original issuance of shares of Series A Super Majority Voting Preferred Stock; (b) increase or decrease the total number of authorized or designated shares of Series A Super Majority Voting Preferred Stock; (c) effect an exchange, reclassification, or cancellation of all or a part of the Series A Super Majority Voting Preferred Stock; (d) effect an exchange, or create a right of exchange, of all or part of the shares of another class of shares into shares of Series A Super Majority Voting Preferred Stock; or (e) alter or change the rights, preferences or privileges of the shares of Series A Super Majority Voting Preferred Stock so as to affect adversely the shares of such series, including the rights set forth in the Series A Designation.

On May 13, 2025, Mango & Peaches issued 4,892,906 shares of its common stock and 100 shares of its Series A Super Majority Voting Preferred Stock (collectively, the “M&P Stock”) to Jacob Cohen, the Chief Executive Officer and Chairman of the Company and the Chief Executive Officer of Mango & Peaches, which was due pursuant to the terms of Mr. Cohen’s employment agreement with the Company, as amended.

Following the issuance of the M&P Stock, Mr. Cohen owns 49% of the outstanding common stock of Mango & Peaches and separately has the right to vote fifty-one percent (51%) of the total vote on all Mango & Peaches shareholder matters, voting separately as a class, pursuant to his ownership of the Series A Super Majority Voting Preferred Stock, giving him 75.2% voting control over Mango & Peaches, which provide him the right to approve any merger or consolidation of Mango & Peaches and/or any amendment to the Certificate of Formation of Mango & Peaches.

Additionally, Mr. Cohen, pursuant to the terms of his Employment Agreement, as amended, discussed in greater detail under “Item 11. Executive Compensation”—“Employment and Consulting Agreements”— “Jacob D. Cohen, Chief Executive Officer”, has the right to earn up to a $10 million bonus (the “Mango & Peaches Bonus”), which is convertible at his option, at a conversion price of $0.50 per share, into up to 20,000,000 shares of common stock of Mango & Peaches. In the event the full amount of the Mango & Peaches Bonus, vests to Mr. Cohen and he converts such entire Mango & Peaches Bonus into 20,000,000 Mango & Peaches Bonus Shares pursuant to the conversion terms thereof, he will own 81.3% of Mango & Peaches outstanding common stock (not factoring in any other issuances), and 92.8% of Mango & Peaches’ outstanding voting stock (as a result of the ownership of the Mango & Peaches Series A Shares and not factoring in any future issuances). There is no assurance that any of the milestones will be reached by Mango & Peaches and/or that any portion of the Mango & Peaches Bonus will vest to Mr. Cohen or that any Mango & Peaches Bonus Shares will be issued to Mr. Cohen.

Planned Digital Asset Treasury Strategy

As discussed in greater detail below under “Material Agreements—Cube Operations Master Services Agreement”, on December 17, 2025, Mango DAT, LLC (“Mango DAT”), a wholly-owned subsidiary of the Company, entered into a Master Services Agreement (the “Mango MSA”) with Cube Operations LLC (“Cube”), pursuant to which Cube will provide Mango DAT with access to Cube’s proprietary platform for storing, managing, and administering digital assets via multi-party computation (MPC) wallets. Under the Mango MSA, Cube is also appointed as the discretionary asset manager for Mango DAT’s specified account assets, with authority to execute transactions such as buying, selling, exchanging, staking, and other activities related to supported digital assets (initially focused on Solana). Cube will act as agent and attorney-in-fact for Mango DAT in these matters.

The Mango MSA and a separate Order Form entered into in connection therewith are intended to support the Company’s strategy to deploy up to $100 million in a Solana-focused digital asset treasury (DAT), with the goal of accumulating initially Solana holdings as part of its broader strategy to manage liquidity, diversify assets, and optimize its balance sheet. Corporate treasury reserve funds typically serve as a company’s operational “checking account,” helping to fund day-to-day operations, manage debt, and provide a cushion against unforeseen financial shortfalls. Traditionally, these reserves are held in cash or cash equivalents, including multiple fiat currencies for companies with international operations. The Company will also aim for annual staking yields of approximately 7-8%, with potential for higher returns through additional strategies.

Solana is a public blockchain platform designed for scalability, speed, and low-cost transactions, supporting decentralized applications (dApps), smart contracts, non-fungible tokens (NFTs), and other crypto-native innovations. Founded in 2018, with the network launching in March 2020, Solana uses a unique combination of proof-of-stake (PoS) consensus and proof-of-history (PoH) mechanisms. Its native cryptocurrency, SOL, powers the ecosystem, enabling staking, governance, and payments within a decentralized network that has grown rapidly for applications in DeFi, payments, and internet-scale capital markets.

To date no funds have been deployed in connection with the DAT, and the Company will need to raise significant additional funds in the future to implement the DAT, which funding may not be available on favorable terms if at all.

By including Solana in its treasury, the Company seeks exposure to a digital asset that shares certain characteristics with traditional currencies. Solana is traded on open exchanges, offering liquidity, while also providing potential diversification benefits distinct from conventional cash or foreign currency holdings. For example, Solana’s limited supply may offer a hedge against inflation and currency devaluation, although it remains more volatile than traditional treasury assets.

In addition, holding Solana is expected to provide the Company with direct exposure to the potential appreciation of its Solana holdings. While the Company recognizes the inherent volatility and speculative nature of Solana, it believes that strategic treasury allocations can enhance financial flexibility and contribute to overall balance sheet optimization.

The Company has previously filed a trademark application for “MULTI-DAT” to the United States Patent and Trademark Office, signaling its strategic expansion into the digital asset sector.

As part of the MULTI-DAT framework, the Company is pursuing a range of strategic digital asset and DeFi initiatives to further enhance its treasury operations and competitive edge, including the following, which are to date in the planning stage and are expected to require significant additional capital to implement, which may not be available on favorable terms, if at all:

● Digital Asset Treasury 2.0 Strategy: Evaluating the allocation of corporate treasury into established digital assets and other leading networks to diversify holdings, and seek to boost balance-sheet efficiency and support long-term value while prioritizing risk management.

● Tokenized Real-World Assets (RWAs): Exploring participation in tokenized representations of traditional instruments, such as U.S. Treasuries and yield-generating assets, to gain on-chain liquidity, transparency, and capital efficiency in a regulated environment.

● Staking, Validator & Protocol-Level Yield Strategies: Discussing deploying assets into institutional staking, validator roles, and yield-generating protocols, including liquid staking, to create recurring on-chain income and optimize asset productivity, with a focus on yield utility under strict operational and regulatory guidelines.

● Stablecoin Infrastructure & Treasury Operations: Seeking to integrate regulated stablecoins for treasury management, payments, settlements, and cross-border activities to streamline operations, minimize friction, and advance the Company’s core business ahead of competitors while ensuring compliance.

To support the ongoing build-out of its Digital Asset Treasury strategy, the Company plans to leverage its existing shelf registration statement through various takedown methods. These may include filing a prospectus supplement to activate an at-the-market (ATM) equity offering program, which would allow the Company to sell shares of common stock from time to time at prevailing market prices, as well as other approaches such as registered direct or underwritten offerings, depending on market conditions. This flexible capital-raising framework is intended to provide opportunistic funding for the future accumulation of Solana tokens and related initiatives.

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

The SOW had an initial term through December 31, 2025, which is automatically renewable thereafter for successive one-year terms unless either party terminates the agreement at least 90 days before renewal thereof and the SOW is subject to the same termination rights of the parties as set forth in the Master Services Agreement (discussed below). Neither party provided the other notice of their intent to terminate the SOW prior to the automatic renewal date on December 31, 2025, and as such, the SOW renewed automatically for an additional one-year term through December 31, 2026.

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

The Master Services Agreement had a term of five years, automatically renewable to additional one-year terms thereafter unless either party provides the other notice of termination at least 90 days prior to the date of automatic renewal. The Master Services Agreement can be terminated (i) upon breach of the agreement by the other party, subject to a 90-day cure right, (ii) if a party enters into bankruptcy or fails to pay its debts as they become due, or (iii) if Epiq Scripts becomes unable to perform the services covered by the Master Services Agreement and any statements of work associated therewith.

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

Epiq Scripts has filed with the URAC to obtain its pharmacy accreditation and obtained its first state license in the State of Texas in February 2022. Epiq Scripts has State Board of Pharmacy (or its equivalent) licenses to operate in the District of Columbia and every U.S. state other than Alabama and plans to eventually obtain a license in Alabama, by the end of the first quarter of 2026.

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

The First Amendment also provides that until the fifth anniversary of the First Amendment (September 15, 2028), the Company shall notify Epiq Scripts in writing of any plans to (a) expand its need for pharmacy services outside of those contemplated by the MSA; (b) expand its need for pharmacy services into a new jurisdiction which Epiq Scripts does not then operate in (including, but not limited to new countries); or (c) begin providing pharmacy services internally (either through organic growth or acquisition). Thereafter Epiq Scripts has the right to provide the Company written notice of its intention to provide such services (as described in (a) or (b) above, whereafter the Company is required to discuss and negotiate such services in good faith with Epiq Scripts for a period of not less than 15 days). Otherwise, in the event of the occurrence of an event discussed in (c) above, the Company is required to discuss the possibility of Epiq Scripts either co-operating the pharmacy or providing management services to the Company in good faith for 15 days. In the event after such 15 day period, the Company and Epiq Scripts cannot come to a mutually agreeable agreement, the Company is under no further obligation regarding the matter set forth in the notice provided to Epiq Scripts.

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

Consulting Agreement with Epiq Scripts

On September 15, 2023, we entered into a Consulting Agreement (the “Consulting Agreement”) with Epiq Scripts. Pursuant to the Consulting Agreement, Epiq Scripts agreed to provide pharmacy consulting services in connection with the Company’s global expansion efforts, and as reasonably requested by the Company, during the term of the agreement, which is for five years (through September 15, 2028), unless otherwise earlier terminated (a) due to breach of the agreement by either party and the failure to cure such breach 30 days after written notice thereof; (b) the mutual agreement of the parties; or (c) the date that Epiq Scripts provides the Company written notice of termination, which may be at any time and for any reason.

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

The agreement includes customary representations of the parties, confidentiality and non-solicitation provisions, rights of Epiq Scripts to audit the sales of prescription pills, subject to certain limitations and requirements, and the requirement that the Company reimburse certain expenses of Epiq Scripts, subject to certain limitations and pre-approvals. No payments under the Consulting Agreement have been made to date.

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

The Marius Agreement contains customary confidentiality and indemnification provisions and has an initial term of two years (through December 10, 2025), automatically renewable thereafter for successive one year terms unless otherwise terminated (a) by Marius if the Company does not have at least 2,500 monthly customers of “Kyzatrex®” oral testosterone undecanoate softgel capsules at least 30 days prior to the end of the initial term, (b) by either party for cause in connection with a material breach that has not been cured within 30 business days of written notice thereof provided by the non-breaching party to the breaching party, or (c) by Marius in its sole discretion without cause by providing at least 60 days’ prior written notice to the Company. Marius may also terminate the agreement with written notice to the Company if the Company has not met at least 30% of the Minimum Subscribers within six months of the product launch date on the Company’s website.

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

The Distribution Agreement has a term of three years (through July 8, 2027) and is automatically renewable thereafter for three additional one year terms, unless either party provides the other notice of non-renewal at least 90 days prior to an automatic renewal date. The agreement may also be terminated by the non-breaching party upon the material breach of the agreement by the counterparty and failure to cure such breach after 90 days written notice, or upon insolvency.

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

Propre

On January 30, 2025, the Company entered into a Master Distribution Agreement (the “MDA”), with Propre Energie Inc. Pursuant to the MDA, the Company licensed certain intellectual property and patent rights from Propre relating to plant-based formulations targeting hyperpigmentation, dark spots, uneven skin tone, and skin brightening through advanced solutions marketed under the brand Dermytol®.

We agreed pursuant to the MDA to pay Propre 650,000 shares of the Company’s restricted common stock (the “Propre Shares”) and 1% of the gross sales revenue we generate during the term of the MDA. The MDA has a term of three years (through January 30, 2028), renewable thereafter for up to three additional one year terms, provided that neither party provides the other notice of termination at least 90 days prior to the renewal date, provided that Propre has a right of termination in the event we sell substantially all of our assets or a majority interest in the Company during the term and either party may terminate the agreement if the other party breaches the MDA and fails to cure such breach within 90 days or becomes insolvent.

The MDA contains customary confidentiality provisions, representations and warranties of the parties, indemnification obligations, disclaimers and covenants, for an agreement of type and size of the MDA. The Company is still preparing its internal business plans for the marketing, selling and distribution of Dermytol with plans to commence operations surrounding Dermytol in the 3rd quarter of 2026.

PrevenTech

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

Cube Operations Master Services Agreement

On December 17, 2025, Mango DAT, LLC, a wholly-owned subsidiary of the Company, entered into a Master Services Agreement with Cube Operations LLC, pursuant to which Cube will provide Mango DAT with access to Cube’s proprietary platform (the “Cube Services”) for storing, managing, and administering digital assets via multi-party computation (MPC) wallets. Under the Mango MSA, Cube is also appointed as the discretionary asset manager for Mango DAT’s specified account assets, with authority to execute transactions such as buying, selling, exchanging, staking, and other activities related to supported digital assets (initially focused on Solana). Cube will act as agent and attorney-in-fact for Mango DAT in these matters.

The Mango MSA has an initial term of one (1) year commencing on the effective date, and automatically renews for consecutive two (2)-month periods unless either party provides at least thirty days’ prior written notice of non-renewal. Fees under the Mango MSA are set forth in applicable order forms and are payable within thirty (30) days of invoicing, exclusive of taxes (for which Mango DAT is responsible). The Mango MSA includes standard provisions for confidentiality, indemnification, limitations of liability (capped at fees paid in the prior twelve months for most claims). Either party may terminate for material breach if not cured within thirty days, and Cube may suspend services for non-payment after ten days’ notice. Upon termination, Mango DAT must cease use of the services, remove assets, and return or destroy confidential information.

Concurrently with the Mango MSA, on December 17, 2025, Mango DAT and Cube entered into an Order Form (the “Order Form”) pursuant to the Mango MSA, which specifies the services and fee structure for the management of Solana-focused digital assets as part of the Company’s digital asset treasury (DAT) strategy.

Under the Order Form, monthly management fees are calculated on a graduated basis against assets under custody (AUC), at 0.30% for assets from $0 to under $10 million, 0.25% for $10 million to under $50 million, 0.20% for $50 million to under $250 million, and 0.10% for $250 million and above. The monthly fee is subject to a minimum of $2,500. An execution management fee equal to 2% of total assets is billed upon initial deposit and thereafter in quarterly installments based on the 30-day average net asset value (NAV). Mango DAT is responsible for reimbursing Cube for all reasonable and documented account-related expenses, including bank fees, clearing and settlement costs, third-party provider fees, taxes, and structuring, legal, or other professional service expenses. The account assets are expected to initially consist of Solana, with additional assets or cash proceeds as designated by Mango DAT.

The Mango MSA and Order Form are intended to support the Company’s strategy to deploy up to $100 million in a Solana-focused DAT, aiming for annual staking yields of approximately 7-8%, with potential for higher returns through additional strategies.

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

As of the date of this report, at total of $245,208 of the Cash Payments has been paid to date, provided that Intramont has not declared a default under the IP Purchase Agreement or taken any action against the Company in connection with the failure to timely pay such Cash Payments.

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

As a result of the Amendment Letter, a total of $154,792 remains due to Intramont in connection with the Cash Payments as of the date of this Report, which the Company expects to pay over time, by way of expenses associated with the development of the Patents.

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

Employees

The Company is currently operated and managed by (a) the Founder, Chairman and Chief Executive Officer, Jacob D. Cohen, and (b) Eugene Johnston, the Chief Financial Officer of the Company. The Company utilizes the assistance of various independent contractors for administrative and technology development related services. We anticipate establishing a compensation program designed to align the compensation of our employees with performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior results in the future. The structure of our compensation program will balance incentives earnings for both short-term and long-term performance such as incentive bonuses and flexible schedules. The Company also intends to develop a culture of inclusion and diversity and places a high value on diversity and inclusion. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We consider our relations with our employees to be satisfactory. Mr. Cohen is currently party to an employment agreement with the Company and Mr. Johnston is party to a consulting agreement with the Company, each as discussed below under “Item 11. Executive Compensation—Employment and Consulting Agreements.”

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

For example, as of the date of this Report, twenty states—California, Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Kentucky, Maryland, Montana, Minnesota, New Hampshire, Nebraska, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah, and Virginia—have enacted consumer data privacy laws. The data privacy laws have a number of things in common with each other, including allowing residents of those states the right to access and delete their personal information and to opt-out of the sale of their personal information, among others. Other provisions require commercial websites or online services to post a privacy policy that describes the types of personal information collected, what information is shared with third parties, and how consumers can request changes to certain information. Our compliance with these and future rules may increase our operating and expenses and our failure to comply with these rules could subject us to fines, penalties and litigation.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those described below and elsewhere in this Report. These risks include, but are not limited to, the following:

●	Our need for additional funding, the availability and terms of such funding, and dilution caused thereby;

●	We have a limited operating history, have produced only a limited amount of products and have generated only limited revenues to date;

●	Our ability to execute our growth strategy and scale our operations and risks associated with such growth, and our ability to attract members and customers;

●	The effect of pandemics and governmental responses thereto on our operations, those of our vendors, our customers and the economy in general;

●	Risks associated with our products which have not been, and will not be, approved by the FDA and have not had the benefit of the FDA’s clinical trial protocol which seeks to prevent the possibility of serious patient injury and death;

●	Risks that the FDA may determine that the compounding of our planned products does not fall within the exemption from the FFDCA Act provided by Section 503A;

●	Our significant reliance on related party transactions and risks associated with such related party relationships and agreements;

●	The effect of data security breaches, malicious code and/or hackers;

●	Competition and our ability to create a well-known brand name;

●	Changes in consumer tastes and preferences;

●	Material changes and/or terminations of our relationships with key parties;

●	Significant product returns from customers, product liability, recalls and litigation associated with tainted products or products found to cause health issues;

●	Our ability to innovate, expand our offerings and compete against competitors which may have greater resources;

●	Our ability to prevent credit card and payment fraud;

●	Risks associated with inflation, and increases in interest rates and economic downturns, including potential recessions, as well as macroeconomic, geopolitical, health and industry trends, pandemics, acts of war (including the ongoing Ukraine/Russian conflict and Israel/Hamas conflict) and other large-scale crises;

●	The risk of unauthorized access to confidential information;

●	Our ability to protect our intellectual property and trade secrets, claims from third-parties that we have violated their intellectual property or trade secrets and potential lawsuits in connection therewith;

●	Our and our providers’ ability to comply with government regulations, changing regulations and laws, penalties associated with any non-compliance (inadvertent or otherwise), the effect of new laws or regulations, and our ability to comply with such new laws or regulations;

●	Our reliance on our current management and the terms of their employment agreements with us;

●	The outcome of lawsuits, litigation, regulatory matters or claims;

●	The fact that certain recent initial public offerings of companies with public floats comparable to the public float of the Company have experienced extreme volatility that was seemingly unrelated to the underlying performance of the respective company; and the fact that we may experience similar volatility, which may make it difficult for investors to assess the value of our common stock;

●	Certain terms and provisions of our governing documents which may prevent a change of control, and which provide for indemnification of officers and directors, limit the liability of officers or directors, and provide for the board of director’s ability to issue blank check preferred stock; and

●	The volatile nature of the trading price of our common stock; dilution experienced by investors in the offering; and dilution which may be caused by future sales of securities.

Risks Related to our Operating History and Need for Funding

We have a limited operating history and have generated only limited revenues to date and there is no assurance that we can generate revenues or sell any commercial amount of our products in the future. We will need to raise additional funding to support our operations in the future.

We have a limited operating history. We launched our website in mid-November 2022 and have not sold sufficient quantities of our PRIME and/or Compounded Products to date to support our operations. There is no assurance that we can generate revenues sufficient to support our operations, and even if additional revenues are generated, there is no assurance that we can generate sufficient net income to support our operations. As reflected in the accompanying financials, the Company had a net loss of $20,643,455 for the year ended December 31, 2025 and an accumulated deficit of $40,647,480 as of December 31, 2025. Additionally, the Company had a net loss of $8,707,226 for the year ended December 31, 2024, and an accumulated deficit of $20,004,486 as of December 31, 2024.

We have experienced recurring net losses since inception. We believe that we will continue to incur substantial operating expenses in the foreseeable future as we continue to invest to market our PRIME and Compounded Products, expand product offerings and enhance technology and infrastructure and further invest into, develop and market our recently acquired intellectual properties, including our patented respiratory illness prevention technology and Dermytol. These efforts may prove more expensive than we anticipate, and we may not succeed in generating commercial revenues or net income to offset these expenses. Accordingly, we may not be able to achieve profitability, and we may incur significant losses for the foreseeable future. Our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of December 31, 2025, included herein. As of the date of this Report, our current capital resources, combined with the net proceeds from recent offerings are not expected to be sufficient for us to fund operations for the next 12 months. We will need funding in the future however to support our operations. We may also seek to acquire additional businesses or assets in the future, which may require us to raise funding. We currently anticipate such funding, if required, being raised through the offering of debt or equity. Such additional financing may not be available on favorable terms, if at all. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our shareholders experiencing significant dilution. If such financing is unavailable, we may be forced to curtail our business plan, which may cause the value of our securities to decline in value.

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

For additional information about the ongoing material legal proceedings to which we are subject, see “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K.

We may enter into strategic transactions in the future which may result in a material change in our operations and/or a change of control.

The costs and expenses of our public reporting obligations are material, and materially affect our quarterly results of operations and profitability. The Company has previously initiated a formal review process to evaluate strategic alternatives for the Company. The Board of Directors and management team are committed to acting in the best interests of the Company, its stockholders and its stakeholders. There is no deadline or definitive timetable set for completion of the strategic alternatives review process and there can be no assurance that this process will result in the Company pursuing a transaction or any other strategic outcome. Transactions which may be undertaken by the Company, may include, but are not limited to, business combinations, liquidations of assets and/or a sale of the Company or its assets. The Company does not intend to make any further public comment regarding the review of strategic alternatives until it has been completed or the Company determines that a disclosure is required by law or otherwise deemed appropriate.

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

We have entered into a Master Services Agreement and Statement of Work with Epiq Scripts, LLC, a related party, which entity is currently licensed to provide pharmacy services in 49 states and the District of Columbia.

As described in greater detail under “Item 1. Business—Material Agreements—Master Services Agreement with Epiq Scripts”. we have entered into a Master Services Agreement and SOW for Epiq Scripts, a related party, 52% owned and controlled by Jacob D. Cohen, our Chairman and Chief Executive Officer, to provide us pharmacy and compounding services. Epiq Scripts has filed with the URAC to obtain its pharmacy accreditation and has State Board of Pharmacy (or its equivalent) licenses in the District of Columbia and every U.S. state other than Alabama. It is also in the process of applying for a state license for Alabama and hopes to obtain that by the end of the first quarter of 2026. As a result of the above, Epiq Scripts can currently only sell products to customers in the states in which Epiq Scripts holds licenses.

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

The products that we sell (including our Pharmaceutical Products) and plan to sell in the future have been in the past, and may in the future be, adversely affected from time to time by economic downturns that impact consumer spending, including discretionary spending. Future economic conditions such as employment levels, business conditions, tariffs, trade wars, housing starts, market volatility, interest rates, inflation rates, energy and fuel costs and tax rates, or our actions in response to these conditions, such as price increases, could reduce consumer spending or change consumer purchasing habits.

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

We rely extensively on data and information systems for our supply chain, financial reporting, human resources and various other operations, processes and transactions. Furthermore, a significant portion of the communications between us, our suppliers and customers depend on information technology. Our data and information systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches (including breaches of our transaction processing or other systems that could result in the compromise of confidential customer data), catastrophic events, data breaches and usage errors by our employees or third-party service providers. Our data and information technology systems may also fail to perform as we anticipate, and we may encounter difficulties in adapting these systems to changing technologies or expanding them to meet the future needs of our business. If our systems are breached, damaged or cease to function properly, we may have to make significant investments to fix or replace them, suffer interruptions in our operations, incur liability to our customers and others or face costly litigation, and our reputation with our customers may be harmed. We also rely on third parties for a majority of our data and information systems, including for third-party hosting and payment processing. If these facilities fail, or if they suffer a security breach or interruption or degradation of service, a significant amount of our data could be lost or compromised and our ability to operate our business and deliver our product offerings could be materially impaired. In addition, various third parties, such as our suppliers and payment processors, also rely heavily on information technology systems, and any failure of these systems could also cause loss of sales, transactional or other data and significant interruptions to our business. Any material interruption in the data and information technology systems we rely on, including the data or information technology systems of third parties, could materially adversely affect our business, financial condition and operating results. There have been no disruptions in our data and information systems to date.

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

Privacy laws, rules, and regulations are constantly evolving in the United States and abroad and may be inconsistent from one jurisdiction to another. We expect that new industry standards, laws and regulations will continue to be proposed regarding privacy, data protection and information security in many jurisdictions, including privacy acts previously adopted by 20 states as of the date of this Report, including the states of California, Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Kentucky, Maryland, Montana, Minnesota, Montana, New Hampshire, Nebraska, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah, and Virginia. We cannot yet determine the impact such future laws, regulations and standards may have on our business. Complying with these evolving obligations is costly. For instance, expanding definitions and interpretations of what constitutes “personal data” (or the equivalent) within the United States and elsewhere may increase our compliance costs. Any failure to comply could give rise to unwanted media attention and other negative publicity, damage our customer and consumer relationships and reputation, and result in lost sales, claims, administrative fines, lawsuits or regulatory and governmental investigations and proceedings and may harm our business and results of operations.

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

We have entered into a Master Services Agreement and Statement of Work and Consulting Agreement with Epiq Scripts, LLC, a related party, 52% owned and controlled by Jacob D. Cohen, our Chairman and Chief Executive Officer, who also serves as a co-Manager of Epiq Scripts, as discussed in greater detail under “Item 1. Business—Material Agreements”, for pharmacy and compounding services, which has been assigned to Mango & Peaches. In the event that relationship is terminated, our costs may increase, and we may be unable to effectively obtain the services currently provided by Epiq Scripts, LLC. Additionally, certain of our consultants are employed by Epiq Scripts, LLC. We also anticipate entering into other related party relationships in the future. While we believe that all related party agreements have been and will be on arms-length terms, such significant related party relationships may be perceived negatively by potential shareholders or investors and/or may result in conflicts of interest. Each of our officers and directors (including those discussed above) presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director may be required to present a business opportunity to such entity, subject to his fiduciary duties under applicable law. Additionally, such persons may have conflicts of interest in allocating their time among various business activities. These conflicts may not be resolved in our favor. Our significant related party relationships and transactions, the terms of such relationships and transactions, and/or the termination of any such relationships or transactions, may have a material adverse effect on our results of operations moving forward and/or create conflicts of interest or perceived conflicts of interest which may have a material adverse effect on the value of our securities.

The related party pharmacy we have entered into an agreement with may not receive licenses in all of the 50 United States to provide national coverage for us to sell our Pharmaceutical Products and future products.

We have entered into a Master Services Agreement and Statement of Work and Consulting Agreement with Epiq Scripts, LLC, a related party, 52% owned and controlled by Jacob D. Cohen, our Chairman and Chief Executive Officer, as discussed in greater detail under “Item 1. Business—Material Agreements—Master Services Agreement,” for pharmacy and compounding services, which has been assigned to Mango & Peaches. Epiq Script’s ability to provide pharmacy services in each state is subject to, among other things, receipt of regulatory approvals and licenses in the states in which it operates. Currently Epiq Scripts holds State Board of Pharmacy (or its equivalent) licenses to operate in the District of Columbia and every U.S. State other than Alabama. Its failure to receive regulatory approval or licenses in Alabama, or loss of such licenses in the future, may prohibit us from selling our Mango products to customers that reside in those states limiting our ability to grow and compete with other companies that have those capabilities. Any of the above may have an adverse effect on our revenues, operations and cash flow and cause the value of our securities to decline in value or become worthless. We also face related party conflicts associated with our engagement of Epiq Scripts, LLC as discussed in greater detail above.

Jacob D. Cohen, our Chairman and Chief Executive Officer exercises majority voting control over Mango & Peaches which holds substantially all of our assets and operations, which limits shareholders’ abilities to influence corporate matters and could delay or prevent a change in corporate control.

Pursuant to the December 13, 2024, Contribution Agreement, the Company contributed substantially all of its assets, including ownership of: (a) its 98% ownership of MangoRx Mexico S.A. de C.V., a Mexican Stock Company; and (b) its 100% ownership of MangoRx UK Limited, a company incorporated under the laws of the United Kingdom, to Mango & Peaches, in order to restructure the ownership and operations of the Company, better segregate such operations and liabilities and provided for the issuance of a portion of the capital of Mango & Peaches to Mr. Jacob Cohen, the Chief Executive Officer of the Company, as additional consideration to Mr. Cohen.

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

The Mango & Peaches Series A Designation provides for the Series A Super Majority Voting Preferred Stock of Mango & Peaches to have the following rights: No dividend, liquidation, redemption or conversion rights; voting rights providing that for so long as any shares of Series A Super Majority Voting Preferred Stock remain issued and outstanding, the holders thereof, voting separately as a class, have the right to vote on all shareholder matters (including, but not limited to at every meeting of the stockholders of Mango & Peaches and upon any action taken by stockholders of Mango & Peaches with or without a meeting) equal to fifty-one percent (51%) of the total vote (the “Total Series A Vote” and the “Voting Rights”), and that so long as Series A Super Majority Voting Preferred Stock is outstanding, Mango & Peaches shall not, without the affirmative vote of the holders of at least 66-2/3% of all outstanding shares of Series A Super Majority Voting Preferred Stock, voting separately as a class (i) amend, alter or repeal any provision of the Certificate of Formation or the Bylaws of Mango & Peaches so as to adversely affect the designations, preferences, limitations and relative rights of the Series A Super Majority Voting Preferred Stock, (ii) effect any reclassification of the Series A Super Majority Voting Preferred Stock, (iii) designate any additional series of preferred stock, the designation of which adversely effects the rights, privileges, preferences or limitations of the Series A Super Majority Voting Preferred Stock; or (iv) amend, alter or repeal any provision of the Series A Designation (except in connection with certain non-material technical amendments). Additionally, subject to the rights of series of preferred stock which may from time to time come into existence, so long as any shares of Series A Super Majority Voting Preferred Stock are outstanding, Mango & Peaches cannot without first obtaining the approval (by written consent, as provided by law) of the holders of a majority of the then outstanding shares of Series A Super Majority Voting Preferred Stock, voting together as a class: (a) issue any additional shares of Series A Super Majority Voting Preferred Stock after the original issuance of shares of Series A Super Majority Voting Preferred Stock; (b) increase or decrease the total number of authorized or designated shares of Series A Super Majority Voting Preferred Stock; (c) effect an exchange, reclassification, or cancellation of all or a part of the Series A Super Majority Voting Preferred Stock; (d) effect an exchange, or create a right of exchange, of all or part of the shares of another class of shares into shares of Series A Super Majority Voting Preferred Stock; or (e) alter or change the rights, preferences or privileges of the shares of Series A Super Majority Voting Preferred Stock so as to affect adversely the shares of such series, including the rights set forth in the Series A Designation.

On May 13, 2025, Mango & Peaches issued 4,892,906 shares of its common stock and 100 shares of its Series A Super Majority Voting Preferred Stock (collectively, the “M&P Stock”) to Jacob Cohen, the Chief Executive Officer and Chairman of the Company and the Chief Executive Officer of Mango & Peaches, which was due pursuant to the terms of Mr. Cohen’s employment agreement with the Company, as amended.

Following the issuance of the M&P Stock, Mr. Cohen owns 49% of the outstanding common stock of Mango & Peaches and separately has the right to vote fifty-one percent (51%) of the total vote on all Mango & Peaches shareholder matters, voting separately as a class, pursuant to his ownership of the Series A Super Majority Voting Preferred Stock, giving him 75.2% voting control over Mango & Peaches, which provide him the right to approve any merger or consolidation of Mango & Peaches and/or any amendment to the Certificate of Formation of Mango & Peaches.

Additionally, Mr. Cohen, pursuant to the terms of his Employment Agreement, as amended, discussed in greater detail under “Item 11. Executive Compensation”—“Employment and Consulting Agreements”— “Jacob D. Cohen, Chief Executive Officer”, has the right to earn up to $10 million bonus (the “Mango & Peaches Bonus”), which is convertible at his option, at a conversion price of $0.50 per share, into up to 20,000,000 shares of common stock of Mango & Peaches. In the event the full amount of the Mango & Peaches Bonus, vests to Mr. Cohen and he converts such entire Mango & Peaches Bonus into 20,000,000 Mango & Peaches Bonus Shares pursuant to the conversion terms thereof, he will own 81.3% of Mango & Peaches outstanding common stock (not factoring in any other issuances), and 92.8% of Mango & Peaches’ outstanding voting stock (as a result of the ownership of the Mango & Peaches Series A Shares and not factoring in any future issuances). There is no assurance that any of the milestones will be reached by Mango & Peaches and/or that any portion of the Mango & Peaches Bonus will vest to Mr. Cohen or that any Mango & Peaches Bonus Shares will be issued to Mr. Cohen.

As a result, Mr. Cohen controls the Mango & Peaches shareholder vote. Consequently, he has the ability to influence matters affecting Mango & Peaches and therefore exercises control in determining the outcome of all corporate transactions or other matters involving Mango & Peaches, including (i) making amendments to Mango & Peaches’ certificate of formation; (ii) whether to issue additional shares of common stock and preferred stock of Mango & Peaches, including to himself; (iii) employment decisions, including compensation arrangements; (iv) whether to enter into material transactions with related parties; (v) election of directors; and (vi) any merger or significant corporate transactions, including with himself or other related parties. Additionally, it will be difficult if not impossible for investors to remove Mr. Cohen as a director of Mango & Peaches, which will mean he will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. Because Mr. Cohen significantly influences the vote on all Mango & Peaches shareholder matters, investors may find it difficult to replace our management if they disagree with the way our business is being operated. The interests of Mr. Cohen may not coincide with our interests or the interests of other shareholders of the Company or Mango & Peaches.

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

Although our Chief Executive Officer, Jacob D. Cohen is prohibited from competing with us while he is employed with us and for 12 months thereafter (subject to the terms of, and exceptions set forth in, their employment agreements with the Company), Mr. Cohen will not be prohibited from competing with us after such 12-month period ends and none of our other executive officers are prohibited from competing against us immediately after they leave the Company. Additionally, the Federal Trade Commission has previously proposed a rule that, if it becomes effective, would ban employers from imposing non-competes on their workers, which if effective could prohibit the Company from enforcing, or invalidate, the non-competes in our executive’s and in certain other employee’s, employment agreements. Finally, various states have recently enacted rules banning non-competes, including California. Accordingly, any of these individuals could be in a position to use industry experience gained while working with us to compete with us. Such competition could distract or confuse customers, reduce the value of our intellectual property and trade secrets, or reduce our future revenues, earnings or growth prospects.

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

Risks Related to the Company’s Planned Solana Treasury Strategy

The Company intends to purchase or otherwise acquire Solana, the price of which has been, and will likely continue to be, highly volatile. The Company’s operating results and share price may significantly fluctuate, including due to the highly volatile nature of the price of such digital assets and erratic market movements.

Moving forward, funding permitting, we plan to purchase up to $100 million to purchase or otherwise acquire Solana and for the establishment of cryptocurrency treasury operations. Digital assets generally are highly volatile assets. In addition, digital assets do not pay interest or other returns and so the ability to generate a return on investment from the net proceeds of any capital raises will depend on whether there is appreciation in the value of digital assets following our purchases of digital assets with the net proceeds from such capital raises. Future fluctuations in digital asset trading prices may result in our converting digital assets into cash with a value substantially below what we paid for such digital assets.

Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our planned Solana treasury strategy. Accordingly, it may be difficult to evaluate the Company’s business and future prospects, and the Company may not be able to achieve or maintain profitability in any given period.

Our historical financial statements do not fully reflect the potential variability in earnings that we may experience in the future from our planned Solana treasury strategy. The price of digital assets generally has historically been subject to dramatic price fluctuations and is highly volatile. The Company’s Solana are initially measured at cost and are subsequently measured at fair value, with changes in fair value recorded in net income in each reporting period. As a result, volatility in our earnings may be significantly more than what we experienced in prior periods.

Digital asset holdings are less liquid than cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Historically, the digital asset market has been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our digital assets at favorable prices or at all. As a result, digital asset holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Further, digital assets we plan to hold with custodians and transact with our trade execution partners will not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered digital assets or otherwise generate funds using our digital asset holdings, including in particular during times of market instability or when the price of digital assets has declined significantly. If we are unable to sell our digital assets, enter into additional capital raising transactions, including capital raising transactions using Solana as collateral, or otherwise generate funds using our planned Solana holdings, or if we are forced to sell our digital assets at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

Digital asset lending arrangements may expose us to risks of borrower default, operational failures and cybersecurity threats.

Although we are not initially planning to lend Solana, from time to time, we may generate income through lending of digital assets, which carries significant risks. The volatility of such digital assets increases the likelihood that borrowers may default due to market downturns, liquidity crises, fraud or other financial distress. These lending transactions may be unsecured, and so may be subordinated to secured debt of the borrower. If a borrower becomes insolvent, we may be unable to recover the loaned Solana, leading to substantial financial losses.

Additionally, digital asset lending platforms are vulnerable to operational and cybersecurity risks. Technical failures, software bugs or system outages could disrupt lending activities, delay transactions or result in inaccurate record-keeping. Cybersecurity threats, including hacking, phishing and other malicious attacks, pose further risks, potentially leading to the loss, theft or misappropriation of our loaned Solana. A successful cyberattack or security breach could materially and adversely impact our financial position, reputation and ability to conduct future lending activities.

Our Solana treasury strategy exposes us to various risks associated with Solana.

Our Solana treasury strategy exposes us to various risks associated with Solana, including the following:

(a)	Solana is a highly volatile asset. The trading price of Solana significantly decreased during prior periods, and such declines may occur again in the future. Notwithstanding this volatility, we do not currently intend to hedge our future Solana holdings and have not adopted a hedging strategy with respect to Solana. However, we may from time to time engage in hedging strategies as part of our treasury management operations if deemed appropriate.

(b)	Solana does not pay interest or dividends. Solana does not pay interest or other returns and we can only generate cash from our future Solana holdings if we sell our Solana or implement strategies to create income streams or otherwise generate cash by using our future Solana holdings. Even if we pursue any such strategies, we may be unable to create income streams or otherwise generate cash from our future Solana holdings, and any such strategies may subject us to additional risks.

Our future Solana holdings may significantly impact our financial results and the market price of our common stock. Our future Solana holdings may significantly affect our financial results and if we continue to increase our overall future holdings of Solana in the future, they will have an even greater impact on our financial results and the market price of our common stock.

(c)	Our Solana treasury strategy has not been tested over an extended period of time or under different market conditions. We only recently adopted our Solana treasury strategy and will need to continually examine the risks and rewards of this new strategy. This new strategy has not been tested over an extended period of time or under different market conditions. For example, although we believe Solana, due to its limited supply, has the potential to serve as a hedge against inflation in the long term, the short-term price of Solana declined in recent periods during which the inflation rate increased. Some investors and other market participants may disagree with our Solana treasury strategy or actions we undertake to implement it. If Solana prices were to decrease or our Solana treasury strategy otherwise proves unsuccessful, our financial condition, results of operations, and the market price of our common stock could be materially adversely affected.

(d)	We are subject to counterparty risks, including in particular risks relating to our custodians. Although we have implemented various measures that are designed to mitigate our counterparty risks, applicable insolvency law is not fully developed with respect to the holding of digital assets in custodial accounts. If custodially-held Solana were nevertheless considered to be the property of our custodians’ estates in the event that any such custodians were to enter bankruptcy, receivership or similar insolvency proceedings, we could be treated as a general unsecured creditor of such custodians, inhibiting our ability to exercise ownership rights with respect to such Solana and this may ultimately result in the loss of the value related to some or all of such future Solana we hold. Even if we are able to prevent our Solana from being considered the property of a custodian’s bankruptcy estate as part of an insolvency proceeding, it is possible that we would still be delayed or may otherwise experience difficulty in accessing our Solana held by the affected custodian during the pendency of the insolvency proceedings. Any such outcome could have a material adverse effect on our financial condition and the market price of our common stock.

(e)	The broader digital assets industry is subject to counterparty risks, which could adversely impact the adoption rate, price, and use of Solana. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, including the filings for bankruptcy protection by Three Arrows Capital, Celsius Network, Voyager Digital, FTX Trading and Genesis Global Capital, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, including Signature Bank and Silvergate Bank, SEC enforcement actions against Coinbase, Inc. and Binance Holdings Ltd., the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by Nevada’s Department of Business and Industry, and the filing and subsequent settlement of a civil fraud lawsuit by the New York Attorney General against Genesis Global Capital, its parent company Digital Currency Group, Inc., and former partner Gemini Trust Company, have highlighted the counterparty risks applicable to owning and transacting in digital assets. Additional bankruptcies, closures, liquidations, regulatory enforcement actions or other events involving participants in the digital assets industry in the future may further negatively impact the adoption rate, price, and use of Solana, limit the availability to us of financing collateralized by Solana, or create or expose additional counterparty risks.

(f)	Changes in our ownership of Solana could have accounting, regulatory and other impacts. While we plan to own Solana directly, we may investigate other potential approaches to owning Solana, including indirect ownership (for example, through ownership interests in a fund that owns Solana). If we were to own all or a portion of our future Solana in a different manner, the accounting treatment for our Solana, our ability to use our Solana as collateral for additional borrowings, and the regulatory requirements to which we are subject, may correspondingly change. For example, the volatile nature of Solana may force us to liquidate our future holdings to use it as collateral, which could be negatively effected by any disruptions in the crypto market, and if liquidated, the value of the collateral would not reflect potential gains in market value of Solana, all of which could negatively affect our business and implementation of our Solana strategy.

(g)	Changes in the accounting treatment of Solana could have significant accounting impacts, including increasing the volatility of our results. In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-08, which requires us to measure in-scope crypto assets (including future Solana holdings) at fair value in our statement of financial position, and recognize gains and losses from changes in the fair value of future Solana in net income each reporting period. ASU 2023-08 also requires us to provide certain interim and annual disclosures with respect to any Solana holdings. Due in particular to the volatility in the price of Solana, in the event that we hold material amounts of Solana in the future, we expect ASU 2023-08 to have a material impact on our financial results in future periods, increase the volatility of our financial results, and affect the carrying value of future Solana we may hold on our balance sheet, and could have adverse tax consequences, which in turn could have a material adverse effect on our financial results and the market price of our common stock.

The broader digital assets industry, including the technology associated with digital assets, the rate of adoption and development of, and use cases for, digital assets, market perception of digital assets, and the legal, regulatory, and accounting treatment of digital assets are constantly developing and changing, and there may be additional risks in the future that are not possible to predict.

Absent federal regulations, there is a possibility that SOL may be classified as a “security.” Any classification of SOL as a “security” would subject us to additional regulation and could materially impact the operation of our business.

Neither the SEC nor any other U.S. federal or state regulator has publicly stated whether they agree that SOL is a “security.” Despite the Executive Order titled “Strengthening American Leadership in Digital Financial Technology” which includes as an objective, “protecting and promoting the ability of individual citizens and private sector entities alike to access and … to maintain self-custody of digital assets,” SOL has not yet been classified with respect to U.S. federal securities laws. Therefore, while (for the reasons discussed below) we believe that SOL is not a “security” within the meaning of the U.S. federal securities laws, and registration of the Company under The Investment Company Act of 1940, as amended (the “Investment Company Act”), is therefore not required under the applicable securities laws, we acknowledge that a regulatory body or federal court may determine otherwise. Our belief, even if reasonable under the circumstances, would not preclude legal or regulatory action based on such a finding that SOL is a “security” which would require us to register as an investment company under the Investment Company Act.

We also plan to adapt our process for analyzing the U.S. federal securities law status of SOL and other cryptocurrencies over time, as guidance and case law have evolved. As part of such U.S. federal securities law analytical process, we plan to take into account a number of factors, including the various definitions of “security” under U.S. federal securities laws and federal court decisions interpreting the elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as court rulings, reports, orders, press releases, public statements, and speeches by the SEC Commissioners and SEC Staff providing guidance on when a digital asset or a transaction to which a digital asset may relate may be a security for purposes of U.S. federal securities laws. Our position that SOL is not a “security” is premised, among other reasons, on our conclusion SOL does not meet the elements of the Howey test. Among the reasons for our conclusion that SOL is not a security is that holders of SOL do not have a reasonable expectation of profits from efforts in respect of their holding of SOL. Also, SOL ownership does not convey the right to receive any interest, rewards, or other returns.

We acknowledge, however, that the SEC, a federal court or another relevant entity could take a different view. The regulatory treatment of SOL is such that it has drawn significant attention from legislative and regulatory bodies. Application of securities laws to the specific facts and circumstances of digital assets is complex and subject to change. Our conclusion, even if reasonable under the circumstances, would not preclude legal or regulatory action based on a finding that SOL, or any other digital asset we might hold is a “security.” As such, we are at risk of enforcement proceedings against us, which could result in potential injunctions, cease-and-desist orders, fines, and penalties if SOL was determined to be a security by a regulatory body or a court. Such developments could subject us to fines, penalties, and other damages, and adversely affect our business, results of operations, financial condition and prospects.

If we were deemed to be an investment company under the Investment Company Act, applicable restrictions likely would make it impractical for us to continue our business as currently conducted.

Under Sections 3(a)(1)(A) and (C) of the Investment Company Act, a company generally will be deemed to be an “investment company” if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding, or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act, and cash items) on an unconsolidated basis. Rule 3a-1 under the Investment Company Act generally provides that notwithstanding the Section 3(a)(1)(C) test described in clause (ii) above, an entity will not be deemed to be an “investment company” for purposes of the Investment Company Act if no more than 45% of the value of its assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act, and cash items) consists of, and no more than 45% of its net income after taxes (for the past four fiscal quarters combined) is derived from, securities other than U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act, securities issued by employees’ securities companies, securities issued by qualifying majority owned subsidiaries of such entity, and securities issued by qualifying companies that are controlled primarily by such entity. We do not believe that we are an “investment company” as such term is defined in either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act.

Recently, we have begun focusing on pursuing opportunities to expand our portfolio into digital assets and such efforts may result in the value of our future SOL holdings being in excess of 40% of our total assets. Since we believe SOL is not an investment security, we do not hold ourselves out as being engaged primarily, or propose to engage primarily, in the business of investing, reinvesting, or trading in securities within the meaning of Section 3(a)(1)(A) of the Investment Company Act.

With respect to Section 3(a)(1)(C), we believe we satisfy the elements of Rule 3a-1 and therefore are deemed not to be an investment company under, and we intend to conduct our operations such that we will not be deemed an investment company under, Section 3(a)(1)(C). We believe that we are not, and will not be, an investment company pursuant to Rule 3a-1 under the Investment Company Act because, on a consolidated basis with respect to wholly-owned subsidiaries but otherwise on an unconsolidated basis, no more than 45% of the value of the Company’s total assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act, and cash items) consists of, and will consist of, and no more than 45% of the Company’s net income after taxes (for the last four fiscal quarters combined) is derived from, or will be derived from, securities other than U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act, securities issued by employees’ securities companies, securities issued by qualifying majority owned subsidiaries of the Company, and securities issued by qualifying companies that are controlled primarily by the Company.

SOL and other digital assets, as well as new business models and transactions enabled by blockchain technologies, present novel interpretive questions under the Investment Company Act. There is a risk that assets or arrangements that we have concluded are not securities could be deemed to be securities by the SEC or another authority for purposes of the Investment Company Act, which would increase the percentage of securities held by us for Investment Company Act purposes. The SEC has requested information from a number of participants in the digital assets ecosystem, regarding the potential application of the Investment Company Act to their businesses. For example, in an action unrelated to the Company, in February 2022, the SEC issued a cease-and-desist order under the Investment Company Act to BlockFi Lending LLC, in which the SEC alleged that BlockFi was operating as an unregistered investment company because it issued securities and also held more than 40% of its total assets, excluding cash, in investment securities, including the loans of digital assets made by BlockFi to institutional borrowers.

If we were deemed to be an investment company, Rule 3a-2 under the Investment Company Act is a safe harbor that provides a one-year grace period for transient investment companies that have a bona fide intent to be engaged primarily, as soon as is reasonably possible (in any event by the termination of such one-year period), in a business other than that of investing, reinvesting, owning, holding, or trading in securities, with such intent evidenced by the Company’s business activities and an appropriate resolution of its board of directors. The grace period is available not more than once every three years and runs from the earlier of (i) the date on which the issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis or (ii) the date on which the issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Accordingly, the grace period may not be available at the time that we seek to rely on Rule 3a-2; however, Rule 3a-2 is a safe harbor and we may rely on any exemption or exclusion from investment company status available to us under the Investment Company Act at any given time. Furthermore, reliance on Rule 3a-2, Section 3(a)(1)(C), or Rule 3a-1 could require us to take actions to dispose of securities, limit our ability to make certain investments or enter into joint ventures, or otherwise limit or change our service offerings and operations. If we were to be deemed an investment company in the future, restrictions imposed by the Investment Company Act — including limitations on our ability to issue different classes of stock and equity compensation to directors, officers, and employees and restrictions on management, operations, and transactions with affiliated persons — likely would make it impractical for us to continue our business as contemplated, and could have a material adverse effect on our business, results of operations, financial condition, and prospects.

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

Risks Related to Our Preferred Stock

Our Series B Convertible Preferred Stock and 6% Series C Convertible Cumulative Preferred Stock include a liquidation preference.

Our Series B Preferred Stock includes a liquidation preference of $1,100 per share, which may be increased from time to time pursuant to the terms of such Series B Preferred Stock (currently totaling an aggregate of $55,000 for all 50 outstanding shares of Series B Preferred Stock) which is payable upon liquidation, before any distribution to our common stock shareholders. Our Series C Preferred Stock includes a liquidation preference of $20 per share, which may be increased from time to time pursuant to the terms of such Series C Preferred Stock (currently totaling an aggregate of $19,600,000 for all outstanding shares of Series C Preferred Stock) which is payable upon liquidation, before any distribution to our common stock shareholders, but after distributions to our Series B Preferred Stock holders. As a result, if we were to dissolve, liquidate or sell our assets, the holders of our Series B Preferred Stock would have the right to receive up to the first approximately $55,000in proceeds from any such transaction and holders of our Series C Preferred Stock would have the right to receive up to approximately $19.6 million of the remaining proceeds from any such transaction. The payment of the liquidation preferences could result in common stock shareholders not receiving any consideration if we were to liquidate, dissolve or wind up, either voluntarily or involuntarily. Additionally, the existence of the liquidation preferences may reduce the value of our common stock, make it harder for us to sell shares of common stock in offerings in the future, or prevent or delay a change of control. Because our Board of Directors is entitled to designate the powers and preferences of the preferred stock without a vote of our shareholders, subject to Nasdaq rules and regulations, our shareholders will have no control over what designations and preferences our future preferred stock, if any, will have.

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

Our outstanding Series C Preferred Stock accrues a dividend.

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

The market price of our common stock could be subject to wide fluctuations in response to, among other things, the risk factors described in this Report, and other factors beyond our control, such as fluctuations in the valuation of companies perceived by investors to be comparable to us For example, since our common stock began trading on the Nasdaq Capital Market in connection with our IPO on March 20, 2023, the trading price of our common stock has traded as high as $65.55 and as low as [$0.3401] per share. Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political, and market conditions, such as recessions, interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock. In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

We are not currently in compliance with Nasdaq’s continued listing requirements and there is no guarantee that our common stock will continue to trade on the Nasdaq Capital Market.

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

On February 4, 2026, the Company received written notice (the “Notification Letter”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it is not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of thirty (30) consecutive business days (the “Minimum Bid Price Requirement”). The Notification Letter did not impact the Company’s listing of its common stock on the Nasdaq Capital Market at that time. The Notification Letter stated that the Company had 180 calendar days or until August 3, 2026. To regain compliance, the bid price of the Company’s common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days.

Nasdaq Listing Rule 5810(c)(3)(A)(iv) provides that if a listed company’s security fails to meet the Minimum Bid Price Requirement and (a) the Company has effected a reverse stock split over the prior one-year period; or (b) has effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one, then the Company is not eligible for a compliance period to address the Minimum Bid Price Requirement and will be automatically suspended from Nasdaq, subject to rights to appeal the delisting to a hearings panel. This restriction applies even if the listed company was in compliance with the Minimum Bid Price Requirement at the time of its prior reverse stock split. As a result of the above, if a listed company effects a reverse stock split but its security subsequently falls out of compliance with the Minimum Bid Price Requirement within a one-year period or has affected reverse stock splits with a cumulative ratio of 1-to-250 or more over the prior two year period, it will be issued a delisting determination rather than being granted a compliance period.

As discussed above under “Reverse Stock Split”, effective on October 8, 2024 at 12:01 a.m. Eastern Time, we affected a 1-for 15 reverse stock split of our then outstanding common stock (the “October 2024 Reverse Stock Split”), to cure our non-compliance with the Minimum Bid Price Requirement. As a result, if we fail to meet the Minimum Bid Price Requirement more than one year, but before two years after the effective date of the October 2024 Reverse Stock Split (i.e., before October 8, 2026), and the cumulative ratio of the October 2024 Reverse Stock Split and any future reverse stock split is greater than 1-to-250, Nasdaq will issue a delisting notification and our common stock will be automatically suspended from trading on Nasdaq, subject to our right to appeal the delisting determination to a hearings panel, provided that our common stock will trade in the over-the-counter (OTC) market while the appeal is pending.

Separately, prior to October 8, 2026, we will be limited to a reverse stock split ratio of no more than 1-for-16 2/3rds (which together with the October 2024 Reverse Stock Split ratio of 1-for-15, would not exceed 1-for-250, which may limit our ability to remedy our failure to regain compliance with the Minimum Bid Price Requirement as discussed above.

Separately, Nasdaq Listing Rule 5810(c)(3)(A) provides that if a listed company takes a corporate action, such as a reverse stock split, to regain compliance with the Minimum Bid Price Requirement, and that action results in the listed company falling below the threshold for another Nasdaq listing requirement (e.g., the Nasdaq Capital Market continued listing requirement that a listed company have at least 500,000 publicly held shares), the listed company will not be granted a compliance period for the new deficiency. In that case, the listed company must cure both deficiencies within the compliance period(s) applicable to the Minimum Bid Price Requirement deficiency.

Finally, pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iii), if our common stock has a closing bid price of $0.10 or less for 10 consecutive business days during any compliance period imposed as a result of noncompliance with the Minimum Bid Price Requirement, Nasdaq will issue a delisting determination; however, unlike the process as discussed above for the determination of excessive reverse stock splits, suspension of trading of our common stock will generally be stayed while any appeal is pending.

As discussed above, we are not currently in compliance with the Minimum Bid Price Requirement and our stockholders’ equity has in the past not been above Nasdaq’s $2.5 million minimum, we may not generate over $500,000 of yearly net income moving forward, we may not maintain $35 million in market value of listed securities, we may not be able to maintain independent directors (to the extent required), and as discussed above, we have in the past not maintained a stock price over $1.00 per share. Nasdaq’s determination that we fail to meet the continued listing standards of Nasdaq or our failure to comply with the Minimum Bid Price Requirement in the future may result in our securities being delisted from Nasdaq.

The absence of such a listing on Nasdaq may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB Market or the OTCID Market, where an investor may find it more difficult to sell our securities or obtain accurate quotations as to the market value of our securities. In the event our common stock is delisted from Nasdaq in the future, we may not be able to list our common stock on another national securities exchange or obtain quotation on an over-the counter quotation system.

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

We currently have outstanding warrants to purchase 2,928,401 shares of common stock with a weighted average exercise price of $1.98 per share. The exercise price of a total of 544,857 of those warrants, with an exercise price of $1.50 per share have anti-dilutive rights, such that if the Company or any subsidiary at any time while the warrants are outstanding, shall sell, enter into an agreement to sell or grant any option to purchase, or sell or grant any right to reprice, or otherwise dispose of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any common stock or common stock equivalents, at an effective price per share less than the exercise price of the warrants then in effect (such lower price, the “Base Share Price” and such issuances collectively, a “Dilutive Issuance”) then simultaneously with the consummation (or, if earlier, the announcement) of each Dilutive Issuance the exercise price shall be reduced and only reduced to equal the Base Share Price. No adjustment however is to be made for certain customary exempt issuances.

The warrants also include customary buy-in rights in the event the Company fails to timely deliver the shares of common stock issuable upon exercise thereof.

Anti-dilutive rights of the warrants may cause the exercise price of the warrants to decrease significantly, may result in significant dilution to existing stockholders, and may prevent us from completing otherwise accretive transactions.

The sale of shares of common stock under an Equity Purchase Agreement may cause significant dilution to existing shareholders.

The issuance of shares of common stock pursuant to the terms of an April 5, 2024, Equity Purchase Agreement (the “ELOC”), discussed in greater below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Funding Arrangements”, will have a dilutive effect on the Company’s existing stockholders, including, over time, the voting power of the existing stockholders. The issuance of shares of common stock pursuant to the terms of the ELOC (pursuant to which we are able to sell up to $25 million shares of common stock, subject to certain requirements, of which $1,787,580 of gross proceeds or 666,667 total shares of common stock have been sold to date) will also dilute the ownership interests of our existing stockholders. The availability of these shares for public resale, as well as any actual resales of these shares, could adversely affect the trading price of our common stock. We cannot predict the size of future issuances of our common stock pursuant to the terms of the ELOC, or the effect, if any, that future issuances and sales of shares of our common stock may have on the market price of our common stock. Sales or distributions of substantial amounts of our common stock pursuant to the terms of the ELOC, or the perception that such sales could occur, may cause the market price of our common stock to decline.

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

As of the date of this Report, we had a total of 2,928,401 warrants outstanding with a weighted average exercise price of $1.98 per share and term ranging from August 16, 2027 through May 26, 2030. If the holders of the warrants choose to exercise the warrants, it may cause significant dilution to the then holders of our common stock. If exercises of the warrants and sales of such shares issuable upon exercise thereof take place, the price of our common stock may decline. In addition, the common stock issuable upon exercise of the warrants may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of our stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. If the share volume of our common stock cannot absorb shares sold by the warrant holders, then the value of our common stock will likely decrease.

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

We face risks in connection with the governmental shutdowns.

The Company’s operations, clinical trials, and commercialization efforts are subject to extensive regulation by U.S. federal and state agencies, including the FDA. Any interruption in government operations as a result of the current government shutdown, or otherwise, could adversely affect the Company in a number of ways. For example, a government shutdown could delay or suspend the review, approval, or inspection of our pharmaceutical and compounded products, including our ongoing or planned clinical trials for our patented respiratory illness prevention technology. Delays in FDA review or inspection could also prevent the timely commercialization of our Pharmaceutical Products or our compounded products, and could materially impact anticipated revenues.

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

Separately, the Company may, from time to time, seek to raise additional capital through public offerings of its securities or file registration statements with the SEC in connection with such offerings. Any closure of the SEC, whether due to a government shutdown, operational disruption, or other events, could delay the review and effectiveness of such registration statements. As a result, the Company may be unable to offer or sell securities in the public markets when needed, which could limit our ability to raise capital to fund operations, clinical trials, commercialization efforts, or other strategic initiatives. Delays in SEC review or effectiveness of registration statements could also increase costs, create uncertainty in our financing plans, and negatively affect investor confidence, potentially adversely impacting the Company’s financial condition, liquidity, and ability to execute its business strategy.

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

We cannot predict whether future issuances or sales of our common stock or the availability of shares for resale in the open market will decrease the per share trading price of our common stock. The issuance of a substantial number of shares of our common stock in the public market or the perception that such issuances might occur, could adversely affect the per share trading price of our common stock.

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

Item 1C. Cybersecurity.

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

As of and for the year ended December 31, 2025, there have been no cybersecurity incidents that have materially affected the Company’s business strategy, results of operations, or financial condition.

Item 2. Properties.

On October 27, 2025, the Company entered into a Lease Agreement (the “Lease”) with SVHQ, LLC (the “Landlord”) to lease and occupy approximately 2,467 square feet of office space located at 17130 Dallas Parkway, Suite 245, Dallas, Texas 75248 (the “Premises”). The Lease also includes the non-exclusive right, in common with the Landlord, to use and occupy an adjacent shared space consisting of approximately 1,253 square feet (the “Shared Space”). The Lease has a term of sixty (60) months, commencing on November 1, 2025 and expiring on October 31, 2030, and has a monthly base rent of $4,852, including $3,803 for the Premises and $966 for the Shared Space (the “Base Rent”). In addition to the Base Rent, the Company is required to reimburse the Landlord for its pro-rata share of all real estate taxes and assessments, insurance, and common area maintenance costs for the building at the rate of 14.81%, consisting of 11.81% for the Premises and 3.00% for the Shared Space (the “Additional Rent”). Upon the execution of the Lease, the Company agreed to prepay the first full month’s Base Rent and Additional Rent, consisting of $6,141, along with a security deposit equal to $14,557. The Lease includes a right of first refusal to purchase the Premises, but not the Shared Space, on the same terms and conditions as those offered by the Landlord to any bona fide third-party purchaser during the term. The Lease includes customary representations of the Company and the Landlord.

We believe our facilities are sufficient to meet our current needs and that suitable space will be available as and when needed. We do not own any real property.

Item 3. Legal Proceedings.

For a description of our material pending legal proceedings, see “Note 11, Commitments and Contingencies”, to the consolidated financial statements included in “Item 8. Financial Statements and Supplemental Data” of this Report.

The impact and outcome of litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The claims and others, even if lacking merit, could result in the expenditure by us of significant financial and managerial resources. We may become involved in additional material legal proceedings in the future.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is presently traded on The Nasdaq Capital Market under the symbol “MGRX”. As of the date of this filing, we have 16,967,420 shares of common stock issued and outstanding.

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

Recent sales of unregistered securities

There have been no sales of unregistered securities during the quarter ended December 31, 2025. From January 1, 2026 to the filing date of this Report, there have been 40,000 shares of common stock that have not previously been disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

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

Introduction

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Key Performance Indicators. Indicators describing our performance for the periods presented.

●	Plan of Operations. A description of our plan of operations for the next 12 months including required funding.

●	Results of Operations. An analysis of our financial results comparing the years ended December 31, 2025 and 2024.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

●	Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

See also “Glossary of Industry Terms” above for information on certain of the terms used below.

Plan of Operations

We had working capital of $0.6 million as of December 31, 2025, and a working capital deficit of $1.3 million as of December 31, 2024. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we currently anticipate the need for additional funding in order to continue our operations at their current levels and to pay the costs associated with being a public company for the next 12 months. We may also require additional funding in the future to expand or complete acquisitions.

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

Comparison of the Year ended December 31, 2025 and 2024

We had revenues of $456,021 for the year ended December 31, 2025, compared to revenues of $615,873 for the year ended December 31, 2024, which decrease was mainly due to issues involving the transition and migration from our original telemedicine and software platform to our new telehealth platform.

Cost of revenues was $54,422 and $93,296 for the year ended December 31, 2025 and 2024, respectively, which decrease was due to fluctuations in service usage and delivery costs during the current period.

Cost of revenues – related party, representing amounts paid to Epiq Scripts, our related party pharmacy (as discussed above) for pharmacy services, totaled $151,213 and $142,613 for the year ended December 31, 2025 and 2024, respectively, which increase in the current year was due to increases in cost of goods from our related party pharmacy.

During the year ended December 31, 2025, travel expenses were not separately disclosed for the twelve-month periods but are generally associated with costs related to vendor meetings, promotional events, and other travel-related activities.

General and administrative expenses were $3,756,373 and $3,000,571 for the year ended December 31, 2025 and 2024, respectively, which increase was mainly due to consulting and accounting offset by reductions in software, legal and travel.

Salaries and benefits were $1,348,051 and $1,063,781 for the year ended December 31, 2025 and 2024, respectively, which increase was due to the engagement of new management and staff employees.

Advertising and marketing expenses in the amount of $822,860 and $1,478,663 for the year ended December 31, 2025 and 2024, respectively. The decrease was related to a reduction in advertising and marketing while we focused on our website re-launch.

Investor relations expenses were $1,561,206 and $453,749 for the year ended December 31, 2025 and 2024, respectively, which increase was related to expanded efforts to raise public awareness of our stock during the current period.

Stock-based compensation totaled $10,794,245 and $2,355,193 (inclusive of stock issued for services and issuances of options and warrants) for the year ended December 31, 2025 and 2024, respectively, which increase was due to greater use of equity-based incentives and higher stock prices in the current period.

We had $103,513 and $13,700 of interest expense for the year ended December 31, 2025 and 2024, respectively, which increase was due to accrued interest on notes payable.

We had $1,723,191 of interest expense relating to amortization on discount in connection with the amortization of intangible assets, for the year ended December 31, 2025, compared to $721,533 for the year ended December 31, 2024.

We had a $125,625 loss from settlement in the year ended December 31, 2025, compared to $0 for the year ended December 31, 2024, which loss from settlement was due to legal settlements reached (as further described under “Part I – Item 1. Financial Statements” in the Notes to Consolidated Financial Statements in “Note 11 – Commitments and Contingences”, under the heading Legal Matters).

We had a net loss of $20,643,455 for the year ended December 31, 2025, compared to a net loss of $8,707,226 for the year ended December 31, 2024, an increase in net loss of $11,823,899 due to a decrease in revenue and increase in our general and administrative expenses as discussed above. Additionally, we had significant increases in stock-based compensation and investor relations.

Liquidity and Capital Resources

As of December 31, 2025, we had $1,486,338 of cash on-hand, compared to $58,653 of cash on-hand of December 31, 2024. We also had $7,021 of prepaid expenses, representing payroll taxes, and $33,899 of deposits, representing an amount for the deposit on our leases, as well as $1,794 of property and equipment, net, consisting of computers, $307,861 of right of use-asset in connection with our lease, and $14,232,484 of patents and license agreements, net of amortization and impairment, which license agreement we acquired pursuant to certain Patent Purchase and Master License Agreement, after accounting for an impairment on the license agreement for of $1,239,942.

Cash increased mainly due to financing activities, whereby we were able to sell stock for cash and through notes payable to third parties and related parties.

As of December 31, 2025, the Company had total current liabilities of $890,568, consisting of $416,682 of accounts payable and accrued liabilities, $9,421 of payroll tax liabilities, relating to payroll taxes that are due after December 31, 2025, $307,861 of right-of-use liability, operating lease, and $156,642 of other liabilities including amounts owed to Intramont in connection with the purchase of intellectual property.

As of December 31, 2025, we had $16,089,573 in total assets, $890,568 in total liabilities, working capital of $0.7 million and a total accumulated deficit of $39.4 million.

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

We have experienced recurring net losses since inception. We believe that we will continue to incur substantial operating expenses in the foreseeable future as we continue to invest to market and sell our Pharmaceutical Products and to attract customers, expand the product offerings and enhance technology and infrastructure. These efforts may prove more expensive than we anticipate, and we may not succeed in generating commercial revenues or net income to offset these expenses. Accordingly, we may not be able to achieve profitability, and we may incur significant losses for the foreseeable future. Our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of December 31, 2025. As of December 31, 2025, our current capital resources, combined with the net proceeds from the offering, are not expected to be sufficient for us to fund operations for the next 12 months. We need to raise funding to support our operations in the future. We may also seek to acquire additional businesses or assets in the future, which may require us to raise funding. We currently anticipate such funding being raised through the offering of debt or equity. Such additional financing, if required, may not be available on favorable terms, if at all. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our shareholders experiencing significant dilution. If such financing is unavailable, we may be forced to curtail our business plan, which may cause the value of our securities to decline in value. Additionally, we may receive funding upon the exercise of outstanding warrants from time to time, which exercises may cause dilution to existing shareholders.

To support our existing operations or any future expansion of business, including the ability to execute our growth strategy, we must have sufficient capital to continue to make investments and fund operations. We have plans to pursue an aggressive growth strategy for the expansion of operations through marketing to attract new customers for our Pharmaceutical Products.

Cash Flows

	Year ended December 31, 2025	Year ended December 31, 2024
Cash (used in)provided by:
Operating activities	$(5,850,255)	$(4,863,776)
Investing activities	—	65,000
Financing activities	7,270,855	4,128,268
Net increase (decrease) in cash equivalents	$1,420,600	$(670,508)

Net cash used in operating activities was $5,850,255 for the year ended December 31, 2025, which was mainly due to $20,643,455 of net loss, offset by $10,716,692 of common stock issued for services, $1,168,280 of options vested for stock-based compensation, $600,552 of amortization of licensing agreement, $1,122,639 of amortization of intangible assets and impairment of license agreement of $1,239,942.

Net cash used in operating activities was $4,863,776 for the year ended December 31, 2024, which was mainly due to $8,707,226 of net loss, offset by $2,106,265 of common stock issued for services, and $696,736 of accounts payable and accrued liabilities related parties.

There was no net cash used in investing activities for the year ended December 31, 2025. For the year ended December 31, 2024, net cash provided by investing activities of $65,000 was solely due to the sale of assets.

Net cash provided by financing activities was $7,270,855 for the year ended December 31, 2025, which was mainly due to $4,625,355 of proceeds from sales of common stock, $927,000 of proceeds from exercise of warrants, $1,150,000 of proceeds from collection of subscriptions receivable, $100,000 from the sale of Series B Convertible preferred stock for cash, $175,000 borrowed from our Chief Executive Officer and Chairman, Jacob Cohen, and a note payable with a third party for $500,000.

Net cash provided by financing activities of $4,128,268 for the year ended December 31, 2024, was due to $2,650,000 of proceeds from the sale of Series B Convertible Preferred Stock, $1,328,268 of proceeds from the sale of common stock and $150,000 from proceeds from borrowings on notes payable.

Related Party Loans and Advances

During the year ended December 31, 2025, Mr. Cohen used his personal credit card for payments to a third-party vendor for services rendered to the Company. The total amount outstanding as of December 31, 2025 was $0.

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

On December 4, 2025, the Company borrowed $75,000 from The Tiger Cub Trust, which trust is controlled by the Company’s Chief Executive Officer and Chairman, Jacob D. Cohen, and entered into a Promissory Note with Tiger Cub to evidence such loan.

The Promissory Note has a principal balance of $75,000. The Promissory Note bears interest at a rate of 18% per annum, compounded monthly, and matures on the earliest of (i) December 4, 2026, (ii) acceleration upon an event of default at the option of the holder, or (iii) five business days following the closing of a Qualified Financing, as discussed below.

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

As of December 31, 2025, the Company has sold 666,667 shares of common stock under the ELOC for $1,787,580 in gross proceeds, and there are no more shares remains available under the ELOC.

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

April 2025 Securities Purchase Agreement

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

December 2025 Securities Purchase Agreement

On December 18, 2025, the Company entered into a securities purchase agreement (the “December 2025 SPA”) with an institutional investor (the “December 2025 Investor”), pursuant to which the Company agreed to issue and sell to such investor (a) in a registered direct offering, (A) 1,430,502 shares of common stock of the Company, at an offering price of $1.295 per share, and (B) 500,000 pre-funded warrants (the “Pre-Funded Warrants”) in lieu of shares of common stock, at an offering price of $1.29499 per Pre-Funded Warrant (such registered direct offering, the “December 2025 Offering”), and (b) in a concurrent private placement, common stock purchase warrants (the “Private Placement Warrants”), exercisable for an aggregate of up to 1,930,502 shares of common stock, at an exercise price of $1.4245 per warrant share for aggregate gross proceeds of approximately $2.5 million.

The Pre-Funded Warrants were immediately exercisable and may be exercised at an exercise price of $0.00001 per warrant share at any time until all of the Pre-Funded Warrants are exercised in full.

The Private Placement Warrants are exercisable upon issuance and expire on the fifth anniversary of the issuance date of the Private Placement Warrants. Once issued, the Private Placement Warrants may be exercised, in certain circumstances, on a cashless basis pursuant to the formula contained in the Private Placement Warrants. The Private Placement Warrants and the Pre-Funded Warrants contain ownership limitations pursuant to which a holder does not have the right to exercise any portion of their warrants if it would result in the holder (together with its affiliates) beneficially owning more than 4.99% (or, upon election by the holder prior to the issuance of any warrants, 9.99%) of the Company’s outstanding common stock.

In connection with the December 2025 Offering, the Company also entered into a placement agency agreement (the “Placement Agency Agreement”) with Aegis Capital Corp. (the “Placement Agent”), pursuant to which the Company paid the Placement Agent a cash fee equal to 7% of the aggregate gross proceeds of the December 2025 Offering and reimbursed the Placement Agent for certain expenses and legal fees.

On December 18, 2025, the Company and the December 2025 Investor entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement (the “Resale Registration Statement”), providing for the resale of the shares of common stock issued and issuable upon exercise of the Private Placement Warrants within 30 days of the closing of the December 2025 Offering, to have such registration statement declared effective within 15 days of the filing date (or 45 days, if the Securities and Exchange Commission conducts a full review), and to maintain the effectiveness of such registration statement.

The common stock shares and the Pre-Funded Warrants were offered pursuant to a “shelf” registration statement on Form S-3 (File No. 333-288039) that was declared effective by the Commission on June 24, 2025.

The Resale Registration Statement was timely filed and was timely declared effective on January 28, 2025.

The Company received gross proceeds of approximately $2.5 million from the December 2025 Offering, before deducting December 2025 Offering expenses payable by the Company, including the Placement Agent’s commissions and fees. The Company intends to use the net proceeds from the Offering for working capital and general corporate purposes.

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

In November 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. This ASU will likely result in us including the additional required disclosures when adopted. There was no material effect on the consolidated financial statements for the year ended December 31, 2025.

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

Item 8. Financial Statements and Supplementary Data.

MANGOCEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Mangoceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mangoceuticals, Inc. and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for the years then ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered significant losses from operations, has an accumulated deficit and negative cash flows from operations, and requires additional capital to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Turner, Stone & Company, L.L.P.

Turner, Stone & Company, L.L.P.

We have served as the Company’s auditor since 2023.

Dallas, Texas

March 31, 2026

Turner, Stone & Company, L.L.P.
Accountants and Consultants 12700 Park Central Drive, Suite 1400 Dallas, Texas 75251 Telephone: 972-239-1660 ⁄ Facsimile: 972-239-1665 Toll Free: 877-853-4195
Web site: turnerstone.com	INTERNATIONAL ASSOCIATION OF ACCOUNTANTS AND AUDIT

Mangoceuticals, Inc. and Subsidiaries

Consolidated Balance Sheets

(Audited)

	December 31, 2025	December 31, 2024

CURRENT ASSETS
Cash and cash equivalents	$1,486,338	$58,653
Prepaid expenses	7,021	-
Prepaid expenses - related party	120
Deposits	33,899	16,942
Due from related party	20,056	-
TOTAL CURRENT ASSETS	1,547,434	75,595

NON-CURRENT ASSETS
Property and equipment, net of accumulated depreciation of $1,012 and $2,256	1,794	2,806
Right of use - asset	307,861	59,493
Intangible assets - acquired patents and license, net of amortization and impairment	14,232,484	15,232,617
TOTAL NON-CURRENT ASSETS	14,542,139	15,294,916

TOTAL ASSETS	$16,089,573	$15,370,511

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	416,682	837,501
Payroll tax liabilities	9,421	-
Notes payable	-	150,000
Right-of-use liability - operating lease	307,823	64,962
Other liabilities - patent purchase payable	156,642	373,000
TOTAL CURRENT LIABILITIES	890,568	1,425,463

TOTAL LIABILITIES	890,568	1,425,463

COMMITMENTS AND CONTINGENCIES (SEE NOTE 11)

STOCKHOLDERS’ EQUITY
Series B Convertible Preferred stock, (par value $0.0001), 6,000 shares authorized, 50 and 2,770 shares were issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	-	-
Series C Convertible Preferred stock, (par value $0.0001), 6,250,000 shares authorized, 980,000 and 980,000 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	98	98
Common stock (par value $0.0001), 200,000,000 shares authorized, of which 15,888,795 and 3,245,641 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	1,589	325
Stock warrants	324,288	324,288
Subscription receivable	-	(1,150,000)
Additional paid in capital	55,524,812	34,785,749
Accumulated deficit	(40,647,480)	(20,004,486)
Accumulated other comprehensive loss	(2,760)	(9,845)
TOTAL STOCKHOLDERS’ EQUITY	15,200,547	13,946,129
Non-controlling interest	(1,542)	(1,081)
TOTAL STOCKHOLDERS’ EQUITY	15,199,005	13,945,048

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,089,573	$15,370,511

The accompanying notes are an integral part of these consolidated financial statements.

Mangoceuticals, Inc. and Subsidiaries

Consolidated Statements of Operations

(Audited)

	For The Year	For The Year
	Ended	Ended
	December 31, 2025	December 31, 2024

Revenues
Revenues	$456,021	$615,873
Cost of revenues	54,422	93,296
Cost of revenues - related party	151,213	142,613
Gross profit	250,386	379,964

Operating expenses
General and administrative expenses	3,756,373	3,000,571
Salary and benefits	1,348,051	1,063,781
Advertising and marketing	822,860	1,478,663
Investor relations	1,561,206	453,749
Stock based compensation	10,794,245	2,355,193
Total operating expenses	18,282,735	8,351,957

Loss from operations	(18,032,349)	(7,971,993)

Other (income) expense
Interest expense	103,513	13,700
Amortization of intangible assets	1,122,639	721,533
Impairment of license agreement	1,239,942
Loss from settlement	125,624	-
Loss from debt extinguishment - related parties	19,388	-
Total other (income) expense	2,611,106	735,233

Loss before income taxes	(20,643,455)	(8,707,226)

Income taxes	-	-

Net loss	(20,643,455)	(8,707,226)

Net loss attributed to non-controlling interest	(461)	(1,081)

Net loss attributed to Mangoceuticals, Inc.	(20,642,994)	(8,706,145)

Basic and diluted loss per share
Basic and diluted loss per share	$(2.17)	$(4.80)

Weighted average number of shares outstanding
Basic and diluted	10,071,609	1,978,966
Basic and diluted loss per share calculation
Preferred stock dividend requirements	1,176,000	802,109
Net loss attributed to Mangoceuticals, Inc. common stockholders	$(21,818,994)	$(9,508,254)

The accompanying notes are an integral part of these consolidated financial statements.

Mangoceuticals, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(Audited)

	For The Year	For The Year
	Ended	Ended
	December 31, 2025	December 31, 2024

Net loss	$(20,643,455)	$(8,707,226)

Other comprehensive income (loss)
Foreign currency translation adjustments	(2,760)	(9,845)

Comprehensive loss	(20,646,215)	(8,717,071)

Less comprehensive loss attributed to non-controlling interest	(1,542)	(1,081)

Comprehensive loss attributable to Mangoceuticals, Inc. stockholders	$(20,644,673)	$(8,715,990)

The accompanying notes are an integral part of these consolidated financial statements.

Mangoceuticals, Inc. and Subsidiaries

 Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2025 and 2024

(Audited)

	Preferred B Stock		Preferred Stock C		Common Stock		Stock	Subscriptions	Additional Paid-in	Accumulated	Accumulated Comprehensive	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Warrants	Receivable	Capital	Deficit	Loss	Interest	Equity

Balance, December 31, 2023	-	$-	-	$-	1,427,967	148	$-	$-	$12,002,779	$(11,228,173)	$-	$-	$774,754

Issuance of preferred stock B for cash	3,800	-	-	-	-	-	324,288	(1,150,000)	3,475,712	-	-	-	2,650,000

Issuance of preferred stock C for patent acquisition	-	-	980,000	98	-	-	-	-	14,209,902	-	-	-	14,210,000

Issuance of common stock for services	-	-	-	-	554,154	57	-	-	2,106,208	-	-	-	2,106,265

Issuance of common stock for cash	-	-	-	-	345,000	34	-	-	1,327,989	-	-	-	1,328,023

Issuance of common stock for IP purchase	-	-	-	-	515,000	52	-	-	1,344,098				1,344,150

Conversion of preferred stock B for common stock	(1,030)	-	-	-	-	-	-	-	(1,133,000)	-	-	-	(1,133,000)

Issuance of common stock for conversion of preferred stock B	-	-	-	-	374,393	38	-	-	1,132,962	-	-	-	1,133,000

Options vested for services	-	-	-	-	-	-	-	-	248,682	-	-	-	248,682

Preferred stock B dividend in common stock	-	-	-	-	28,067	3	-	-	70,165	(70,168)	-	-	-

Reverse stock split rounding adjustment	-	-	-	-	1,060	(7)	-	-	252	-	-	-	245

Translation adjustment	-	-	-	-	-	-	-	-	-	-	(9,845)	-	(9,845)

Net loss	-	-	-	-	-	-	-	-	-	(8,706,145)	-	(1,081)	(8,707,226)

Balance December 31, 2024	2,770	$-	980,000	$98	3,245,641	$325	$324,288	$(1,150,000)	$34,785,749	$(20,004,486)	$(9,845)	$(1,081)	$13,945,048

Collection of subscriptions receivable	-	-	-	-	-	-	-	1,150,000	-	-	-	-	1,150,000

Issuance of common stock for services	-	-	-	-	4,930,454	493			10,716,199	-	-	-	10,716,692

Issuance of common stock for cash	-	-	-	-	2,877,854	288	-	-	4,625,062	-	-	-	4,625,350

Exercise of pre-funded warrants for cash	-	-	-	-	500,000	50	-	-	(45)	-	-	-	5

Warrants exercised cash	-	-	-	-	618,000	62	-	-	926,938	-	-	-	927,000

Cashless warrants exercised	-	-	-	-	224,981	23	-	-	(23)	-	-	-	-

Issuance of common stock for master service agreement	-	-	-	-	1,650,000	165	-	-	6,712,835	-	-	-	6,713,000

Cancellation of common stock for rescinded master distributor agreement					(1,000,000)	(100)	-	-	(4,749,900)	-	-	-	(4,750,000)

Issuance of preferred stock B for cash	100	-	-	-	-	-	-	-	100,000	-	-	-	100,000

Issuance of common stock for debt settlement	-	-	-	-	333,333	33	-	-	499,967	-	-	-	500,000

Issuance of common stock for debt	-	-	-	-	493,333	49	-	-	739,951	-	-	-	740,000

Conversion of preferred stock B for common stock	(2,820)	-	-	-	-	-	-	-	(3,102,012)	-	-	-	(3,102,012)

Issuance of common stock for conversion of preferred stock B	-	-	-	-	2,015,199	201	-	-	3,101,811	-	-	-	3,102,012

Options vested for services	-	-	-	-	-	-	-	-	1,168,280	-	-	-	1,168,280

Translation adjustment	-	-	-	-	-	-	-	-	-	-	7,085	-	7,085

Net loss	-	-	-	-	-	-	-	-	-	(20,642,994)	-	(461)	(20,643,455)

Balance, December 31, 2025	50	$-	980,000	$98	15,888,795	$1,589	$324,288	$-	$55,524,812	$(40,647,480)	$(2,760)	$(1,542)	$15,199,005

The accompanying notes are an integral part of these consolidated financial statements.

Mangoceuticals, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Audited)

	For The Year Ended	For The Year Ended
	December 31, 2025	December 31, 2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,643,455)	$(8,707,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,012	9,936
Issuance of common stock for services	10,716,692	2,106,265
Options vested for stock-based compensation	1,168,280	248,682
Loss on sale of assets	-	18,387
Amortization of intangible assets	1,122,639	721,533
Amortization of license agreement	600,552	-
Operating lease right of use asset	68,539	59,769
Inventory obsolescence	-	18,501
Loss from settlement	125,624	-
Loss from debt extinguishment – related parties	19,388	-
(Increase) decrease in operating assets:
Due from related party	(20,056)	-
Impairment of license agreement	1,239,942	-
Prepaid expenses - related party	(120)	60,953
Prepaid expenses	(7,021)	-
Deposits	(16,957)	-
(Decrease) increase in operating liabilities:
Accounts payable and accrued liabilities	55,669	696,736
Accrued liabilities - related parties	-	(63,717)
Operating lease right-of-use liabilities	(74,046)	(6,595)
Payroll tax liabilities	9,421	-
Other liabilities	(216,358)	(27,000.00)
NET CASH USED IN OPERATING ACTIVITIES	(5,850,255)	(4,863,776)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of assets	-	65,000
NET CASH PROVIDED BY(USED IN) INVESTING ACTIVITIES	-	65,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on notes payable	500,000	150,000
Proceeds from borrowings on notes payable - related parties	175,000	-
Proceeds from sales of common stock	4,625,355	1,328,268
Proceeds from sales of series B convertible preferred stock	100,000	2,650,000
Proceeds from exercise of warrants	927,000	-
Collection of subscriptions receivable	1,150,000	-
Repayment of borrowings on notes payable - related parties	(206,500)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,270,855	4,128,268

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
End of period	1,420,600	(670,508)

CASH AND CASH EQUIVALENTS:
Beginning of period	58,653	739,006
Effects of currency translation on cash and cash equivalents	7,085	(9,845)
End of period	$1,486,338	$58,653

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Right of use assets acquired under new operating leases	$316,907	$-
Issuance of common stock for license agreement	$1,963,000	$-
Issuance of common stock for patent acquisition	$-	$1,344,150
Issuance of Series C Convertible Preferred for patent acquisition	$-	$14,210,000
Issuance of common stock for payment of Preferred B dividend	$-	$70,168
Issuance of common stock for settlement of debt settlement	$590,000	$-
Issuance of common stock for settlement of note payable	$500,000	$-
Issuance of common stock for settlement of note payable - related parties	$150,000	$-
Issuance of common stock for conversion of Series B Convertible Preferred	$201	$1,133,000
Issuance of common stock for cashless warrant exercise	$23	$-

The accompanying notes are an integral part of these consolidated financial statements.

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

As a result of the Amendment Letter, as of December 31, 2025, a total of $156,642 remains due to Intramont in connection with the Cash Payments, which the Company expects to pay over time, by way of expenses associated with the development of the Patents.

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

On October 16, 2025, 32 shares of Series B Convertible Preferred Stock (with an aggregate stated value of $35,200) were converted by the holder into 23,467 shares of common stock at a conversion price of $1.50 per share.

On December 18, 2025, the Company completed an offering of 1,430,502 shares of common stock at $1.295 per share and 500,000 pre-funded warrants at $1.29499 per warrant, with an exercise price of $0.000001, generating gross proceeds of $2,499,995. Offering costs totaled $285,000 for net funds to the Company of $2,224,995. On December 24, 2025, the 500,000 pre-funded warrants were fully exercised for $5 net of any expenses. The offering included a concurrent private placement for common stock purchase warrants (the “Private Placement Warrants”), exercisable for an aggregate of up to 1,930,502 shares of common stock, at an exercise price of $1.4245 per warrant share for aggregate gross proceeds of approximately $2.5 million, when exercised.

MangoRx Mexico S.A. de C.V., a Mexican Stock Company, is 98% owned by Mango & Peaches Corp. (“MangoRx Mexico”) The entity was formed in September 2023 and had limited operations as of December 31, 2025.

MangoRx UK Limited, a company incorporated under the laws of the United Kingdom, is 100% owned by Mango & Peaches Corp. The entity was formed in October 2023 and has had limited operations as of December 31, 2025.

Mango & Peaches Corp., a company incorporated under the laws of Texas, is 100% owned by Mangoceuticals, Inc. The entity was formed in December 2024.

MangoRx IP Holdings, LLC, a Texas limited liability company which is 100% owned by Mangoceuticals, Inc. (“MangoRx IP”). The entity was formed April 15, 2024 and has had limited operations as of December 31, 2025.

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

Cash Equivalents

Highly liquid investments with original maturities of three months or less are considered cash equivalents. The Company maintains the majority of its cash accounts at a commercial bank. The Federal Deposit Insurance Corporation (“FDIC”) insures the total cash balance up to $250,000 per commercial bank. From time to time, cash in deposit accounts may exceed the FDIC limits, the excess would be at risk of loss for purposes of the statement of cash flows. There are no cash equivalents at December 31, 2025 and December 31, 2024.

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

Non-Controlling Interest

The Company consolidates MangoRx Mexico S.A. de C.V., in which it holds a 98% ownership interest. The remaining 2% ownership interest held by third parties is presented as non-controlling interest, a separate component of stockholders’ equity in the accompanying consolidated balance sheets. The operations of MangoRx Mexico S.A. de C.V. are minimal, and the non-controlling interest balance and net income (loss) attributable to non-controlling interest for the periods presented are not material to the consolidated financial statements.

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

All revenues, expenses, assets, and liabilities are evaluated collectively, and no discrete financial information is prepared or reviewed at a lower level. Accordingly, no additional segment information is presented

Income Taxes

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

The carrying amount of patents as of December 31, 2025 is as follows:

●	Gross carrying amount:	$15,954,150
●	Accumulated amortization:	$1,844,172
●	Net carrying amount:	$14,109,978

Amortization expense for the year ended December 31, 2025 was $1,122,639. The estimated amortization expense for the next five years is as follows:

●	Year 1: $1,122,639
●	Year 2: $1,122,639
●	Year 3: $1,122,639
●	Year 4: $1,122,639
●	Year 5: $1,122,639

In the years thereafter, the amount to be amortized will be $8,496,783.

The Company performs annual impairment testing for its intangible assets to ensure that the carrying amount does not exceed the recoverable amount. For the year ended December 31, 2025, no impairment losses were recognized.

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

The agreement is accounted for as an intangible asset under ASC 350-30, given the exclusive licensing rights and identifiable future economic benefits. The asset is capitalized on a straight-line over three years, subject to annual impairment review in accordance with US GAAP.

The carrying amount of master distribution agreements as of December 31, 2025 is as follows:

●	Gross carrying amount:	$1,963,000
●	Accumulated amortization:	(600,553)
●	Impairment	(1,239,942)
●	Net carrying amount:	$122,505

Amortization (recorded as an operating expense) for the year ended December 31, 2025 was $600,553. Renewal beyond the initial 3-year term cannot be guaranteed. Fair value of distribution rights based on discounted cash flows over the initial term is less than the $1,362,447 carrying value. An impairment charge of $1,239,942 was recorded at year-end December 31, 2025.

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

In consideration for the rights under the PrevenTech MDA, PrevenTech agreed to pay us 10% of the net sales revenue (as described in greater detail in the PrevenTech MDA) generated during the term of the PrevenTech MDA through the sale of products associated with our patents. The term of the PrevenTech MDA is perpetual, subject to certain termination rights that either party can exercise upon a breach of the agreement by the other party, subject to certain cure rights. Additionally, if PrevenTech does not generate at least $5 million of gross sales from the sale of products within eighteen months from June 1, 2025, subject to a sixty-day cure period, PrevenTech’s rights under the PrevenTech MDA become non-exclusive.

The PrevenTech MDA contains customary confidentiality provisions, representations and warranties of the parties, indemnification obligations, disclaimers and covenants, for an agreement of type and size of the PrevenTech MDA.

As of December 31, 2025, there have been no reported sales in conjunction with the license agreement.

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

The following table outlines the currency exchange rates that were used in preparing the consolidated financial statements:

	December 31,	December 31,
	2025	2024
Period-end spot rate	US$1=MX$0.06	US$1=MX$0.05
Average rate	US$1=MX$0.05	US$1=MX$0.05

Net Loss Per Common Share

We compute net loss per share in accordance with ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were 2,156,666 options, 2,928,401 warrants, and no derivative securities outstanding as of December 31, 2025. There were 156,667 options, 940,333 warrants, and no derivative securities outstanding as of December 31, 2024.

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

The following tables summarize our financial instruments measured at fair value as of December 31, 2025 and December 31, 2024.

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3
Assets
Cash	$1,486,338	$-	$-
Total assets	1,486,338	-	-
Liabilities
Total liabilities	-	-	-
	$1,486,338	$-	$-

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3
Assets
Cash	$58,653	$-	$-
Total assets	58,653	-	-
Liabilities
Total liabilities	-	-	-
	$58,653	$-	$-

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

Concentration and Risks

The Company’s operations are subject to risks including financial, operational, regulatory and other risks including the potential risk of business failure. For the years ended December 31, 2025 and 2024, the Company had no significant revenue from continuing operations which were derived from a single or a few major customers.

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

In November 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. The Company has evaluated the guidance and determined that it does not have a material impact on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU has not yet been adopted by the Company. Upon adoption, the Company will apply it prospectively. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

In January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income (Subtopic 220-40). This ASU clarifies effective dates for expense disaggregation disclosures. It is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. This ASU has not yet been adopted by the Company. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

In February 2025, the FASB issued ASU No. 2025-02, Liabilities (Topic 405). This ASU updates SEC paragraphs pursuant to Staff Accounting Bulletin No. 122. The Company adopted this ASU upon issuance. The adoption did not have a material impact on its consolidated financial statements.

In March 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810). This ASU provides guidance on determining the accounting acquirer in acquisitions involving variable interest entities (VIEs). It is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. This ASU has not yet been adopted by the Company. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

In April 2025, the FASB issued ASU No. 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606). This ASU clarifies accounting for share-based consideration payable to a customer. It is effective for fiscal years beginning after December 15, 2026. This ASU has not yet been adopted by the Company. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

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

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement. Material related party transactions have been identified in Notes 3, 6, 7, and 9 in the notes to consolidated financial statements.

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

Marketing and Advertising

The Company follows the policy of charging the costs of marketing and advertising to expense as incurred. The Company charged $822,860 and $1,478,663 towards marketing and advertising for the years ended December 31, 2025 and 2024, respectively.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of FASB ASC 855, Subsequent Events, for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the consolidated financial statements were issued (see Note 13).

Reclassification

During the year ended December 31, 2025, the Company reclassified certain prior-period equity balances to conform to the current-period presentation. Specifically:

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

NOTE 3 – DIGITAL ASSET TREASURY ACTIVITY

During the year ended December 31, 2025, the Company facilitated the receipt and conversion of approximately $500,000 in digital assets through a third-party exchange platform (Cube Exchange). These transactions were conducted solely for the purpose of converting cryptocurrency into U.S. dollars to support operating liquidity.

The Company does not hold digital assets for investment or treasury purposes and had no crypto asset holdings or balances in transfer accounts as of December 31, 2025.

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

NOTE 4 – DEPOSITS

The Company signed a lease agreement for office space, effective October 1, 2022, which included an initial security deposit of $16,942. The lease expired on November 30, 2025. As of December 31, 2025, the deposit was not returned. As of December 31, 2025 and December 31, 2024, the balance was $16,942 and $16,942 for each period, respectively.

The Company signed a lease agreement for office space, effective November 1, 2025, which included an initial security deposit of $14,557. As of December 31, 2025 and December 31, 2024, the balance was $14,557 and $-0- for each period, respectively.

The Company signed a short-term lease agreement for office space, effective September 1, 2025, which included an initial security deposit of $2,400. As of December 31, 2025 and December 31, 2024, the balance was $2,400 and $-0- for each period, respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

During the years ended December 31, 2025 and 2024, the Company acquired computers and office equipment totaling $-0- and $-0-, respectively. Depreciation for the years ended December 31, 2025 and 2024 was $1,012 and $9,936, respectively. On May 15, 2024, the Company disposed of $119,819 of equipment to Epiq Scripts, LLC, a related party. The equipment was sold for $65,000, realizing a loss on sale of assets of $18,387. The below schedule shows property, plant and equipment as of:

	December 31, 2025	December 31, 2024

Computers	5,062	5,062
Equipment	-	119,819
Less accumulated depreciation:	(3,268)	(2,256)
Disposed equipment	-	(119,819)
Property and equipment, net	1,794	2,806

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

On May 2, 2025, the Company borrowed $100,000 from The Tiger Cub Trust, which trust is controlled by the Company’s Chief Executive Officer and Chairman, Jacob D. Cohen (“Tiger Cub”), and entered into a Promissory Note with Tiger Cub to evidence such loan. The Promissory Note has a principal balance of $100,000. The Promissory Note is unsecured and bears interest at a rate of 18% per annum, compounded monthly, and matures on the earliest of (i) May 2, 2026, (ii) acceleration upon an event of default at the option of the holder, or (iii) five business days following the closing of a Qualified Financing. On December 19, 2025, the note was paid in full $100,000 principal amount of their note, and accrued interest due through maturity of $18,000. As of December 31, 2025, the principal balance is $-0-. The Company recorded a loss on debt extinguishment of $6,450.

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

On December 4, 2025, the Company borrowed $75,000 from The Tiger Cub Trust, which trust is controlled by the Company’s Chief Executive Officer and Chairman, Jacob D. Cohen (“Tiger Cub”), and entered into a Promissory Note with Tiger Cub to evidence such loan. The Promissory Note has a principal balance of $75,000. The Promissory Note is unsecured and bears interest at a rate of 18% per annum, compounded monthly, and matures on the earliest of (i) December 4, 2026, (ii) acceleration upon an event of default at the option of the holder, or (iii) five business days following the closing of a Qualified Financing. On December 19, 2025, the note was paid in full $100,000 principal amount of their note, and accrued interest due through maturity of $13,500. As of December 31, 2025, the principal balance is $-0-. The Company recorded a loss on debt extinguishment of $12,938.

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

Series B Convertible Preferred Stock

On March 28, 2024 and amended on June 27, 2024, the Company designated 6,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”). Each Series B Preferred Stock share has a stated value equal to $1,100, subject to increase under the terms of the designation (the “Stated Value”). As of December 31, 2025 and December 31, 2024, there were 50 and 1,620 shares of Series B Preferred Stock issued and outstanding, respectively.

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

On October 16, 2025, 32 shares of Series B Convertible Preferred Stock (with an aggregate stated value of $35,200) were converted by the holder into 23,467 shares of common stock at a conversion price of $1.50 per share.

6% Series C Convertible Cumulative Preferred Stock

On April 18, 2024, the Company designated 6,250,000 shares of a then new series of preferred stock, par value $0.0001 per share, the Company’s “6% Series C Convertible Cumulative Preferred Stock” (the “Series C Preferred Stock”). As of December 31, 2025 and December 31, 2024, there were 980,000 and 980,000 shares of Series C Preferred Stock issued and outstanding, respectively. The Series C Preferred Stock has a stated value equal to $20 per share, subject to increase under the terms of the designation (the “Stated Value”).

As of December 31, 2025 and 2024, the aggregate and per-share amounts of arrearages in cumulative preferred dividends were $1,978,109 and $802,109, respectively. Per the terms of the Series C Preferred Stock designation, undeclared dividends increase the stated value of the instruments.

On April 24, 2024, the Company entered into a Patent Purchase Agreement, with Intramont Technologies, Inc. (“Intramont” and the “Intramont Purchase Agreement”). Pursuant to the Intramont Purchase Agreement, the Company purchased certain patents and patent applications owned by Intramont, related to the prevention of infections, including the common cold, respiratory diseases, and orally transmitted diseases such as human papillomavirus (HPV), in consideration for $20,000,000, which was payable to Intramont by (a) the issuance of 980,000 shares of Series C Preferred Stock, with a face value of $20.00 per share, for a total value of $19,600,000; and (b) $400,000 in cash, (i) with $200,000 payable on or before June 30, 2024, (ii) $100,000 payable on or before August 31, 2024, and (iii) $100,000 payable on or before November 30, 2024. The Company and Intramont had agreed to payment in full by December 31, 2024, of which $27,000 was paid as of December 31, 2024.

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

As a result of the Amendment Letter, a total of $156,642 remains due to Intramont in connection with the Cash Payments as of December 31, 2025, which the Company expects to pay over time, by way of expenses associated with the development of the Patents.

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

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.0001 per share, of which 15,888,795 shares were issued and outstanding at December 31, 2025, and 3,245,641 shares were issued and outstanding at December 31, 2024.

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

On February 19, 2025, the Company entered into a Consulting Agreement with 6330 Investment & Consulting Gmbh (“6330 Consulting”), to provide certain strategic business advisory services related to making certain introductions of strategic partners and potential acquisition opportunities to the Company, and as reasonably requested by the Company during the term of the Agreement, which is for 12 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company agreed to issue 6330 Consulting 200,000 shares of common stock of the Company’s restricted common stock upon the parties’ entry into the agreement. The agreement contains customary confidentiality and non-solicitation provisions. The shares were exempt from registration pursuant to Section 4(a)(2) and/or Rule 506 of the Securities Act. The price of the shares on the date of issuance was $4.72 with a total value of $944,000 included in the $1,561,206 investor relations expenses on the statements of operations for the year ended, December 31, 2025. This amount is also included in the stock-based compensation on the statement of changes in stockholders’ equity and the statements of cash flows for the year ended, December 31, 2025.

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

On April 2, 2025, MAAB Global Ltd. (“MAAB”), the holder of $500,000 of debt owed to MAAB from the Company, which amount was previously owed to Barstool Sports Inc., and subsequently purchased by MAAB in January 2025, was converted into 333,333 shares of the Company’s common stock, at a conversion price of $1.50 per share, pursuant to the terms of such debt, as amended on January 27, 2025. The principal balance of the note as of December 31, 2025 is $-0-.

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

On October 16, 2025, 32 shares of Series B Convertible Preferred Stock (with an aggregate stated value of $35,200) were converted by the holder into 23,467 shares of common stock at a conversion price of $1.50 per share.

On December 2, 2025, we entered into a Consulting Agreement with Aleksander Kocot whereby Mr. Kocot agreed to provide general consulting services as reasonably requested by the Company during the term of the agreement, which was for 12 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued 51,774 shares common stock and which were issued under the Company’s 2022 Plan. The shares were valued at $1.16 per share for a total of $60,000.

On December 19, 2025, the Company completed an offering of 1,430,502 shares of common stock at $1.295 per share and 500,000 pre-funded warrants at $1.29499 per warrant, with an exercise price of $0.000001, generating gross proceeds of $2,499,995. Offering costs totaled $285,000 for net funds to the Company of $2,224,995. On December 24, 2025, the 500,000 pre-funded warrants were fully exercised for $5 net of any expenses.

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

For the year ended December 31, 2025 and 2024, $1,168,280 and $248,682, respectively, have been recorded and included as stock-based compensation expense on the consolidated statement of operations. Mr. Cohen, Mr. Arango (former President and Director) and Ms. Hammer (former COO) are related parties.

The following table summarizes common stock option activity:

	Options	Weighted Average Exercise Price
Outstanding, December 31, 2023	176,666	$10.98

Granted	13,333	$5.55
Exercised	-	-
Expired / Forfeited	(33,333)	16.50
Outstanding, December 31, 2024	156,666	$9.34

Granted	2,000,000	$2.30
Exercised	-	-
Expired / Forfeited	-	-
Outstanding, December 31, 2025	2,156,666	$2.81
Exercisable, December 31, 2025	655,277	$3.95

The weighted average exercise prices, remaining lives for options granted, and exercisable as of December 31, 2025 were as follows:

	Outstanding Options			Exercisable Options
Options Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$16.50	60,000	2.61	$16.50	58,611	$16.50
$4.80	83,333	2.99	$4.80	83,333	$4.80
$5.55	13,333	1.53	$5.55	13,333	$5.55
$2.30	2,000,000	.97	$2.30	500,000	$2.30

As of December 31, 2025, the aggregate initial fair value of the options measured on the grant dates of August 31, 2022, May 1, 2023, December 28, 2023, July 12, 2024, and September 9, 2025 was calculated using the Black-Scholes option pricing model based on the following assumption:

Fair Value of common stock on measurement date	$30.47 – 4.31
Risk free interest rate	4.13% - 4.10%
Volatility	136.49% - 125.78%
Dividend Yield	0%
Expected Term	5.75 - 3.0

(1)	The risk-free interest rate was determined by management using the market yield on U.S. Treasury securities with comparable terms as of the measurement date.
(2)	The trading volatility was determined by calculating the volatility of the Company’s peer group.
(3)	The Company does not expect to pay a dividend in the foreseeable future.
(4)	The Company, in accordance with staff accounting bulletin (“SAB”)14-D.2, used the simplified method (plain vanilla) to determine the overall expected term.

Warrants:

In August 2022, the Company initiated a private placement of up to $2 million of units to accredited investors, with each unit consisting of one-fifteenth of a share of common stock and a warrant to purchase one-fifteenth of one share of common stock, at a price of $1.00 per unit (the “Private Placement Warrants”). The warrants have a five-year term (from each closing date that units were sold) and an exercise price of $15.00 per share. In total, we sold an aggregate of 2,000,000 units for $2,000,000 to 23 accredited investors between August 16, 2022 and December 22, 2022. There were Private Placement Warrants to purchase 65,033 and 65,033 shares of common stock outstanding as of December 31, 2025 and December 31, 2024, respectively.

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

On December 19, 2025, the Company completed an offering of 1,430,502 shares of common stock at $1.295 per share and 500,000 pre-funded warrants at $1.29499 per warrant, with an exercise price of $0.000001, generating gross proceeds of $2,499,995. Offering costs totaled $285,000 for net funds to the Company of $2,224,995. On December 24, 2025, the 500,000 pre-funded warrants were fully exercised for $5 net of any expenses. As part of the offering, the Company also issued 1,930,502 warrants with an exercise price of $1.4245 that expire on December 18, 2030. In accordance with ASC 718, we have calculated the fair value to be $967,845 on the grant date, using the Black-Scholes Valuation Model.

As of December 31, 2025 and December 31, 2024, the fair value of warrants outstanding was $3,579,121 and $2,611,413, respectively. The warrant’s fair value was assessed on the grant date. During the year ended December 31, 2025, there were 3,413,211 warrants to purchase common stock issued at a fair value of $4,407,618 on the grant date.

The following table summarizes common stock warrants activity:

	Warrants	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2023	89,533	$16.95

Granted	850,800	$5.75
Exercised	-	-
Expired	-	-
Cancelled	-	-
Outstanding, December 31, 2024	940,333	$5.08

Granted	3,413,211	$1.47
Exercised	1,425,143	$1.26
Expired	-	-
Cancelled	-	-
Outstanding, December 31, 2025	2,928,401	$1.98
Exercisable, December 31, 2025	2,928,401	$1.98

The weighted average exercise prices, remaining lives for warrants granted, and exercisable as of December 31, 2025, were as follows:

	Outstanding and Vested Warrants
Weighted Average Warrant Exercise Price Per Share	Shares	Life (Years)
$1.98	2,928,401	5.22

As of December 31, 2025, warrants to purchase 2,298,401 shares of common stock are outstanding and vested, and the vested stock warrants have a weighted average remaining life of 5.22 years.

The aggregate initial fair value of the warrants granted in 2024 and 2025 was calculated using the Black-Scholes option pricing model based on the following assumptions:

Fair Value of common stock on measurement date	$10.90 - $0.50
Risk free interest rate	From 4.59% to 3.42%
Volatility	From 238.00% to 106.62%
Dividend Yield	0%
Expected Term	3 - 5 years

(1)	The risk-free interest rate was determined by management using the market yield on U.S. Treasury securities with comparable terms as of the measurement date.
(2)	The trading volatility was determined by calculating the volatility of the Company’s peer group.
(3)	The Company does not expect to pay a dividend in the foreseeable future.

Note 9 – Debt Extinguishment

On December 19, 2025, the Company prepaid in full its outstanding promissory notes with The Tiger Cub Trust. The notes had original principal balances of $100,000 and $75,000, bore interest at 18% per annum, and was scheduled to mature on May 2, 2026 and December 4, 2026, respectively. In connection with the early repayment, the Company paid $118,000 and $88,500, which included the principal amount of $100,000 and $75,000 and a make-whole premium of $18,000 $13,500, respectively, as required under the terms of the agreement. Accrued interest of $11,550 and $563, respectively, was also settled as part of the payoff.

Under ASC 470-50, Debt – Modifications and Extinguishments, the prepayment is accounted for as a debt extinguishment because the Company settled the liability prior to its contractual maturity. The Company derecognized the carrying amount of the note and related accrued interest and recorded the difference between the cash paid and the carrying amount as a loss on extinguishment of debt in the consolidated statement of operations. The loss recognized was $19,388, calculated as follows:

Description	Amount
Cash paid	$206,500
Less: Carrying amount	$187,113
Loss on extinguishment	$19,388

The loss on extinguishment is presented within Other (income) expense, net for the year ended December 31, 2025. This amount is excluded from operating income and EBITDA. The cash outflow related to this transaction is reflected in financing activities in the consolidated statement of cash flows.

NOTE 10 – GOING CONCERN

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the next twelve months. As reflected in the accompanying consolidated financials, the Company had a net loss of $20,643,455 for the year ended December 31, 2025 and an accumulated deficit of $40,647,480 as of December 31, 2025. The Company will need to raise additional capital to successfully execute its business plan of which there can be no assurance. The sources of this capital are expected to be the sale of equity and debt, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing shareholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues, our financial position, and liquidity, or force us to abandon our business plan. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Unless management is able to obtain additional financing, it is unlikely that the Company will be able to meet its funding requirements during the 12 months from date of issuance of this filing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On February 18, 2025, Boustead brought an arbitration action against the Company with the Financial Industry Regulatory Authority (“FINRA”) claiming fees for services owed to Boustead pursuant to its original Engagement Agreement and Advisory Services Agreement entered into with Boustead on June 21, 2022 (the “Boustead Agreement”). Specifically, Boustead is claiming the Company owes Boustead in excess of $1,000,000 in cash and warrants for various financial advisory related services for transactions in which the Company did not engage or retain any financial advisor and in which the Company entered into on its own accord. Furthermore, all transactions in which they are claiming fees transpired after the Right of First Refusal provision of the Boustead Agreement terminated on or around March 20, 2024. The Company believes this is an ill-willed attempt for Boustead to receive fees in which they are not entitled and that this claim has no basis or merit. The Company intends to vigorously defend itself against this claim with FINRA through arbitration.

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

On January 27, 2025, the Company entered into a First Amendment to Payment Plan Letter Agreement (the “1st Amendment”) with MAAB Global Ltd. (“MAAB”). MAAB had previously purchased rights to $500,000 owed by the Company to Barstool Sports, Inc. (“Barstool” and the “Debt”) on January 10, 2025, which amount was non-interest bearing, and due pursuant to the terms of a Payment Plan Letter Agreement entered into between Barstool and the Company on August 27, 2024. Pursuant to the 1st Amendment, the Company and MAAB agreed to amend the terms of the Debt to allow MAAB the right, exercisable at any time, to convert the $500,000 of Debt into shares of the Company’s common stock at a conversion price of $1.50 per share. See Note 7 for further details regarding the request to convert the Note to shares of common stock.

On August 6, 2025, the Company filed a lawsuit in the 191st Judicial District Court of Dallas, County in Dallas, Texas against its former technology consulting and software development firm, Clarity Ventures, Inc. (“Clarity”). The Company alleges that Clarity failed to deliver a fully functional, HIPAA-compliant enterprise resource planning (“ERP”) and eCommerce platform that Clarity had been engaged to design and implement in support of the Company’s operations. The lawsuit seeks damages exceeding $73 million, exclusive of interest, costs, and attorneys’ fees.

Clarity has denied the Company’s allegations and has asserted counterclaims related to alleged unpaid invoices. The Company believes these counterclaims are unwarranted, as all binding and required payments under the applicable agreements were made in full prior to disengaging from Clarity’s services. The Company intends to vigorously pursue its claims and defend against the counterclaims through the litigation process. As of the date of this report, the Company has filed with the courts its first set of interrogatories, requests for production, and requests for admissions.

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

On April 24, 2025, we entered into a First Amendment to Amended and Restated Executive Employment Agreement with Jacob D. Cohen, our Chief Executive Officer (the “Amendment”). The Amendment, which has an effective date of April 1, 2025, amended that prior Amended and Restated Executive Employment Agreement dated December 13, 2024, by and between the Company and Mr. Cohen, as amended to date (the “A&R Agreement”) to: (a) provide for Mr. Cohen to be paid a bonus of an additional 4,892,906 shares of Mango & Peaches, a subsidiary of the Company, common stock (the “M&P Stock”); (b) increase Mr. Cohen’s base yearly compensation to $420,000 per year (from $360,000 per year); (c) increase the monthly office allowance payable to Mr. Cohen to $10,000 (from $7,500); and (d) increase the monthly car allowance payable to Mr. Cohen to $5,000 per month (from $2,500). At year end December 31, 2025, the Company had overpaid the car allowance by $20,056, reflected as due from related party on the financial statements.

Operating Leases

The Company has a lease for an office in Dallas, Texas classified as operating leases under ASC 842.

On September 28, 2022, and with an effective date of October 1, 2022, the Company entered into a Lease Agreement with Rox Trep Tollway, L.P. (the “Landlord”) to lease and occupy approximately 2,201 square feet of office space located at 15110 Dallas Parkway, Suite 600, Dallas, Texas 75248 to serve as the Company’s main headquarters (the “Lease Agreement”). The Lease Agreement has a term of thirty-eight (38) months and has a monthly base rent of $5,777.63, or $31.50 per square foot, from months 3-18 and increases at the rate of $1 per square foot per annum until the end of the lease term (the “Base Rent”). In addition to the Base Rent, the Company is required to reimburse the landlord for its pro-rata share of all real estate taxes and assessments, hazard and liability insurance and common area maintenance costs for the building at the rate of 2.45% (the “Proportionate Rent”). Upon the execution of the Lease Agreement, the Company agreed to prepay the first full month’s Base Rent along with a security deposit equal to $16,942. The lease expired on November 30, 2025 and was not renewed. As of December 31, 2025, the deposit was not returned.

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company used an estimated incremental borrowing rate of 6% to estimate the present value of the right-of-use liability.

The Company has right-of-use assets of $-0- and operating lease liabilities of $-0- as of December 31, 2025. Operating lease expense for the year ended December 31, 2025 was $62,120. The Company has recorded $0 in impairment charges related to right-of-use assets during the year ended December 31, 2025.

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

The Company has right-of-use assets of $307,861 and operating lease liabilities of $307,823 as of December 31, 2025. Operating lease expense for the year ended December 31, 2025 was $6,141. The Company has recorded $0 in impairment charges related to right-of-use assets during the year ended December 31, 2025.

Maturity of Lease Liabilities at December 31, 2025	Amount
2026	$73,697
2027	73,697
2028	73,697
Later years	141,253
Total lease payments	362,344
Less: Imputed interest	(54,522)
Present value of lease liabilities	$307,822

NOTE 12 - INCOME TAXES

The U.S. statutory federal corporate income tax rate is 21% for the years ended December 31, 2025 and 2024.

The Company records tax positions as liabilities in accordance with ASC 740 and adjusts these liabilities when judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the recognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2025 and 2024, the Company has not recorded any uncertain tax positions in its financial statements.

The following table presents the components of income tax expense for the years ended December 31, 2025 and 2024:

	For the years ended
	December 31,
	2025	2024
Profit (loss) before income taxes	$(20,643,455)	$(8,707,226)
US Fed Income Tax rate	21.00%	21.00%
Income taxes computed at Fed Income Tax rate	(4,335,125)	(1,828,517)
Reconciling items:
Tax effect of income that is not taxable	—	—
Tax effect of expenses that are not deductible*	—	—
Change in valuation allowance	4,335,125	1,828,517

Income tax expense	$—	$—

For the years ended December 31,
	2025	2024
Current	$-	-
Deferred	$-	-
Provision for income taxes, net of valuation allowance	$-	-

The following table presents the significant components of the Company’s deferred tax assets as of December 31, 2025 and 2024:

	As of December 31, 2025	As of December 31, 2024
Deferred tax assets:
Net operating loss carryforwards	$5,085,064	$3,076,580
Stock-based compensation	2,761,382	947,164
Depreciation	2,087	6,692
Amortization of intangible assets	3,854	3,854
Total deferred tax assets	7,852,386	4,034,291
Less: valuation allowance	(7,852,386)	(4,034,291)
Deferred tax assets, net	$-	$-

The Company has established a full valuation allowance against its net deferred tax assets as it is more likely than not that such assets will not be realized based on the Company’s history of operating losses. The valuation allowance increased by approximately $4,335,125 during the year ended December 31, 2025.

The Company has net operating loss carryforwards of approximately $24,214,592 as of December 31, 2025. These carryforwards were generated after December 31, 2017 and therefore do not expire under current U.S. tax law; however, their annual utilization is limited to 80% of taxable income in any given year. The utilization of these net operating loss carryforwards may be further limited pursuant to Section 382 of the Internal Revenue Code as a result of cumulative changes in ownership. No formal Section 382 study has been completed, and accordingly, the extent of any such limitation has not been quantified. If a limitation exists, the Company’s ability to utilize its net operating loss carryforwards in any given year could be reduced or eliminated.

As of December 31, 2025 and 2024, the Company had no income tax payable.

NOTE 13 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the consolidated balance sheet date but before the consolidated financial statements are issued. Based on the evaluation, the Company identified the following subsequent events:

On January 1, 2026, we entered into a Third Amendment to Consulting Agreement with LSTM whereby LSTM agreed to provide additional general consulting services as reasonably requested by the Company during the term of the agreement, which was for 12 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the additional services under the agreement, the Company issued LSTM an additional 400,000 shares (for a total of 1,100,000 shares of common stock) and which were issued under the Company’s 2022 Plan. The shares were valued at $0.74 per share for a total of $296,000.

On January 12, 2026, we entered into another service agreement with Greentree. The Company and Greentree were previously party to a service agreement which expired pursuant to its terms on September 30, 2025. Since February 2015, Mr. Eugene M. Johnston, our Chief Financial Officer (who was appointed October 1, 2022), has served as Audit Manager for Greentree.

Pursuant to the Service Agreement, Greentree agreed to perform the following services: (a) assistance to the Company with compliance filings for the quarters ended March 31, 2026, June 30, 2026, September 30, 2026, and the year ended December 31, 2025, including the consolidation structure and entries as well as assistance with United States Generally Accepted Accounting Principles (“US GAAP”) footnotes; (b) reviewing, and providing advice to the Company on, all documents and accounting systems relating to its finances and transactions, with the purpose of bringing such documents and systems into compliance with US GAAP or disclosures required by the Securities and Exchange Commission (the “SEC”); (c) providing necessary consulting services and support as a liaison for the Company to third party service providers, including coordination amongst the Company and its attorneys, certified public accountants and transfer agent; and (d) preparing and filing the Company’s tax returns with the Internal Revenue Service for the 2025 tax year.

The Company agreed to issue Greentree 40,000 shares of the Company’s restricted common stock upon the parties’ entry into the agreement (fully-earned upon issuance), and to pay Greentree $40,000 in cash, payable as follows: (a) $20,000 on or before January 15, 2026; and (b) $20,000 on or before March 31, 2026. We also agreed to reimburse Greentree for its reasonable out-of-pocket expenses incurred in connection with Greentree’s activities under the agreement, including the reasonable fees and travel expenses for the meetings on behalf of the Company. The 40,000 shares were issued to Greentree at a price of $0.785 per share for a total of $31,400.

The Service Agreement continued in effect through November 14, 2026, but may be terminated earlier with 45 days’ notice from the Company to Greentree, provided that in the event the Company terminates the agreement prior to the end of the Term, the entire cash fee due during the term of the Service Agreement is immediately due and payable. The Service Agreement includes customary indemnification obligations requiring the Company to indemnify Greentree and its affiliates with regard to certain matters.

Concurrent with the Greentree service agreements described above, Mr. Johnston also maintains a separate personal consulting agreement with the Company pursuant to which he serves as the Company’s Chief Financial Officer. Under his personal consulting agreement. Mr. Johnston does not receive any compensatory benefit from the agreement with Greentree. Mr. Johnston’s personal compensation is separately disclosed in Item 11 — Executive Compensation. The Company’s Audit Committee has reviewed and approved both the Greentree service agreements and Mr. Johnston’s personal consulting arrangement on arms-length terms.

On January 22, 2026, we entered into a Consulting Agreement with Muhammad Azfar (“Azfar”) whereby Azfar agreed to provide general consulting services as reasonably requested by the Company during the term of the agreement, which was for 6 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the consulting services under the agreement, the Company issued Azfar 75,000 shares which were issued under the Company’s 2022 Plan. The shares were valued at $0.537 per share for a total of $40,275.

On March 13, 2026, the Company issued at total of 313,625 shares of the Company’s common stock to and among eight (8) employees and contractors as a bonus and for services rendered for its subsidiary, Mango & Peaches Corp. The shares were not subject to any vesting requirements and were issued under the Company’s 2022 Plan. The shares were issued at a price of $0.384 per share for a total of $120,463.

On March 16, 2026, we entered into a Consulting Agreement with Gatorland Holdings, LLC (“Gatorland”) whereby Gatorland agreed to provide general business advisory and consulting services for specifically related to its subsidiary, Mango & Peaches Corp and as reasonably requested by the Company during the term of the agreement, which was for 12 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the consulting services under the agreement, the Company issued Gatorland 250,000 shares which were issued under the Company’s 2022 Plan. The shares were issued at a price of $.404 per share for a total of $101,000.

On March 16, 2026, upon the recommendation of the compensation committee of the Board of Directors of the Company, and pursuant to the authority provided to the Board pursuant to the terms of the Company’s 2022 Equity Incentive Plan, as amended and restated, which has previously been approved by the stockholders of the Company, the Board approved an option repricing (the “Repricing”) of the outstanding stock options held by the Company’s Chief Executive Officer and Chairman, Jacob Cohen, as of March 16, 2026. As permitted under the terms of the Company’s equity plans, the exercise price of each outstanding stock option with an exercise price held by Mr. Cohen was reduced to an amount which exceeded the closing price of the Company’s common stock on the Effective Date, which was $0.45 per share (the “New Exercise Price”).

In total the following options held by Mr. Cohen were re-priced to have an exercise price equal to the New Exercise Price: (a) options to purchase 50,000 shares of the Company’s common stock with an original exercise price of $16.50 per share, granted to Mr. Jacob Cohen on August 31, 2022; (b) options to purchase 83,333 shares of the Company’s common stock with an original exercise price of $4.80 per share, granted to Mr. Cohen on December 28, 2023; and (c) options to purchase 2,000,000 shares of the Company’s common stock with an original exercise price of $2.30 per share, granted to Mr. Cohen on September 9, 2025.

On March 20, 2026 and effective on October 1, 2025, the Company entered into a Consulting agreement with Mr. Johnston, the Company’s Chief Financial Officer, pursuant to which Mr. Johnston agreed to serve as the Chief Financial Officer of the Company and to provide services to the Company as reasonably requested during the term of the Consulting Agreement, which is 12 months. As consideration for the services to be provided by Mr. Johnston under the Consulting Agreement, the Company agreed to pay him (a) $4,000 per month and increasing to $6,000 per month effective March 1, 2026; Pursuant to the Consulting Agreement, we agreed to reimburse Mr. Johnston’s expenses, subject to pre-approval for any expense greater than $500. The Consulting Agreement may be terminated prior to the end of the term (i) with the mutual approval of the parties; (ii) with written notice by the non-breaching party, upon the breach of the agreement by the other party, and the failure to cure such breach within 30 days; or (iii) by Mr. Johnston, at any time, for any reason.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure controls and procedures

The Company’s Chief Executive Officer (the principal executive officer) and Chief Financial Officer (principal financial/accounting officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based upon such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

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

With the participation of the Chief Executive Officer (the principal executive officer) and the Company’s Chief Financial Officer (the principal financial/accounting officer), our management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, the end of the period covered by this Report, based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025, with exceptions for segregation of duties over journal entries and our lack of appropriate pre and post migration set-up/assessment. As of the three months ending March 31, 2025, we have added procedures to review journal entries prior to posting to the general ledger. Additionally, we are implementing procedures to address our future potential migration to new systems, by documenting order details and status that will be maintained internally and reviewed regularly by staff to ensure data is secured and available.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

(b) Rule 10b5-1 Trading Plans. Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth information with respect to persons who are serving as directors and executive officers of the Company as of February 28, 2026.

Name	Position	Age	Director Since
Jacob D. Cohen	Chairman and Chief Executive Officer	47	October 2021
Eugene M. Johnston	Chief Financial Officer	62	—
Lorraine D’Alessio	Director	46	October 2022
Alex P. Hamilton	Director	53	October 2022
Dr. Kenny Myers	Director	59	October 2022

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

Mr. Cohen has served as Chief Executive Officer of the Company since October 2021, as a director from October 2021 to present, and as Chairman from September 2022 to present. Mr. Cohen also currently serves as the Chief Executive Officer and Director of 1776 Acquisition Corp where he has held this position since October 2025. Mr. Cohen also served as a director of American International, a publicly-traded company which was the majority owner and parent to Epiq Scripts, LLC prior to February 15, 2023, and which is the former sole owner of the Company, having fully divested its ownership in June 2022. Mr. Cohen served as Chief Executive Officer and President of American International from April 2019 to March 2023. Cohen also serves as Chief Executive Officer of Ronin Equity Partners, Inc., a private investment company, which role he has held since August 2016. Mr. Cohen also serves as the Chief Executive Officer of Cohen Enterprises, Inc., a private investment company, which position he has held since November 2013. Since February 15, 2023, Mr. Cohen has owned 51% of and controlled, Epiq Scripts. Mr. Cohen has served as the co-Manager of Epiq Scripts since January 2022.

We believe that Mr. Cohen’s extensive background in investment banking, public company management and corporate finance makes him well qualified to serve on the Board of Directors.

Eugene M. Johnston – Chief Financial Officer

Mr. Johnston has served as Chief Financial Officer of the Company since October 2022. Mr. Johnston also currently serves as the Chief Financial Officer and Director of 1776 Acquisition Corp, alongside our where he has held this position since October 2025. Since February 2015, Mr. Johnston has served as Audit Manager for Greentree Financial Group, Inc., an accounting and auditing firm. From August 1999 to September 2014, Mr. Johnston served as Chief Executive Officer of Peoplesway.com, Inc., a skincare and nutritional products company, and from August 1999 to September 2014, Mr. Johnston served as a member of the Board of Directors of Peoplesway.com, Inc. From January 1989 to July 1999, Mr. Johnston served as Chief Executive Officer of RMC Group, Inc., a skincare and nutritional products company. Prior to that, from April 1987 to January 1989, Mr. Johnston served as Vice President of Sales Administration at WeCare Distributors, Inc., a skincare and nutritional products company. Mr. Johnston received a Bachelor’s in Science in Business Administration from the University of North Carolina Charlotte.

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

The Board of Directors believes that its programs for overseeing risk, as described below, would be effective under a variety of leadership frameworks and therefore do not materially affect its choice of structure.

The Board evaluates its structure periodically, as well as when warranted by specific circumstances, in order to assess which structure is in the best interests of the Company and its stockholders based on the evolving needs of the Company. This approach provides the Board appropriate flexibility to determine the leadership structure best suited to support the dynamic demands of our business.

Risk Oversight

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors discusses risk throughout the year generally or in connection with specific proposed actions. The Board of Directors’ approach to risk oversight includes understanding the critical risks in our business and strategy, evaluating our risk management processes, allocating responsibilities for risk oversight among the full Board of Directors, and fostering an appropriate culture of integrity and compliance with legal responsibilities.

The Board exercises direct oversight of strategic risks to us. Our Audit Committee reviews and assesses our processes to manage business and financial risk and financial reporting risk. It also reviews our policies for risk assessment and assesses steps management has taken to control significant risks. Our Compensation Committee oversees risks relating to compensation programs and policies. In each case management periodically reports to our Board or the relevant committee, which provides the relevant oversight on risk assessment and mitigation. The Nominating and Corporate Governance Committee recommends the slate of director nominees for election to the Company’s Board, identifies and recommends candidates to fill vacancies occurring between annual stockholder meetings, reviews, evaluates and recommends changes to the Company’s corporate governance guidelines, and establishes the process for conducting the review of the Chief Executive Officer’s performance.

While the Board and its committees oversee the Company’s strategy, management is charged with its day-to-day execution. To monitor performance against the Company’s strategy, the Board receives regular updates and actively engages in dialogue with management.

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

Insider Trading Policy

The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. A copy of our insider trading policy is filed as Exhibit 19.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.

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

We have adopted an Audit Committee Charter, which details the principal functions of the Audit Committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues, and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

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

Website Availability of Documents

The charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and our Code of Business Conducts and Ethics can be found on our website at https://www.mangoceuticals.com/corporate-governance. Unless specifically stated herein, documents and information on our website are not incorporated by reference in this Report.

Meetings of the Board of Directors and Annual Meeting

During the fiscal year that ended on December 31, 2025, the Board held 35 meetings and took various other actions via the unanimous written consent of the Board of Directors and the various committees described above. All directors attended all of the Board of Directors’ meetings and committee meetings relating to the committees on which each director served during fiscal year 2025. The Company held an annual shareholders meeting on June 17, 2024, at which meetings all directors were present in person, via teleconference or via virtual attendance. Each director of the Company is expected to be present at annual meetings of shareholders, absent exigent circumstances that prevent their attendance. Where a director is unable to attend an annual meeting in person but is able to do so by electronic conferencing, the Company will arrange for the director’s participation by means where the director can hear, and be heard, by those present at the meeting.

Executive Sessions of the Board of Directors

The independent members of our Board of Directors meet in executive session (with no management directors or management present) from time to time. The executive sessions include whatever topics the independent directors deem appropriate.

Shareholder Communications with the Board

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our Secretary, 17130 Dallas Parkway, Suite 245, Dallas, Texas 75248, who, upon receipt of any communication other than one that is clearly marked “Confidential,” will note the date the communication was received, open the communication, make a copy of it for our files and promptly forward the communication to the director(s) to whom it is addressed. Upon receipt of any communication that is clearly marked “Confidential,” our Secretary will not open the communication, but will note the date the communication was received and promptly forward the communication to the director(s) to whom it is addressed.

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

Based solely on our review of copies of Section 16(a) of the Exchange Act reports filed by such persons, we believe that all filings required to be made under Section 16(a) during the twelve months ending December 31, 2025 were timely made, except that Lorraine D’Alessio and Dr. Kenny Myers, our independent directors, Eugene Johnston, our Chief Financial Officer, and Jacob Cohen, our Chief Executive Officer, each inadvertently failed to timely disclose one transaction on Form 4 and as a result, each filed one Form 4 untimely and Alex P. Hamilton, our independent director, inadvertently failed to timely disclose two transactions on Form 4 and as a result two Form 4s were untimely filed.

Item 11. Executive Compensation.

Summary Executive Compensation Table

The following table sets forth information concerning the compensation of (i) all individuals serving as our principal executive officer or acting in a similar capacity for the years ended December 31, 2025 and 2024 (“PEO”), regardless of compensation level; (ii) our two most highly compensated executive officers other than the PEO who were serving as executive officers for the years ended December 31, 2025 and 2024, if any (subject to the limitations below); and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to (ii) but for the fact that the individual was not serving as an executive officer at December 31, 2025 or 2024 (collectively, the “Named Executive Officers”).

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)		Option Awards ($)(1)		All Other Compensation ($)(2)		Total ($)
Jacob D. Cohen	2025	400,000	-	1,464,000	(3)	4,063,120	(11)	136,250	(8)	6,246,872
CEO and Chairman	2024	320,000	-	280,000	(4)	-		30,000	(8)	630,000

Jonathan Arango	2025	-	-	-		-		-		-
Former President, Secretary and Director(9)	2024	41,000	-	-		-		-		41,000

Eugene M. Johnston	2025	46,000	-	230,000	(5)	-		-		276,000
CFO	2024	46,000	10,000	61,750	(6)	-		-		117,750

Amanda Hammer	2025	177,500	15,000	-		-		-		192,500
Former COO(10)	2024	150,000	-	35,000	(7)	-		-		185,000

(1)	In accordance with SEC rules, the amounts included in this column are the grant date fair value for awards granted in the fiscal years shown, computed in accordance with the stock-based compensation accounting rules that are a part of generally accepted accounting principles in effect in the United States (as set forth in Financial Accounting Standards Board’s Accounting Standards Codification Topic 718), but excluding the effect of any estimated forfeitures of such awards. The values in this column reflect the full grant date fair value of all equity awards granted during the year, although the awards are subject to vesting periods based on continued employment.

(2)	Does not include perquisites and other personal benefits or property, unless the aggregate amount of such compensation is more than $10,000. No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above. No executive officer serving as a director received any compensation for services on the Board of Directors separate from the compensation paid as an executive for the periods above.

(3)	In consideration for services rendered for the Company, Mr. Cohen was issued 200,000 shares of common stock as one time stock grant at a price of $1.57 per share on April 10, 2025. On September 9, 2025, Mr. Cohen was issued an additional 500,000 shares of common stock as a one-time stock grant at a price of $2.30 per share.

(4)	On June 4, 2024, Mr. Cohen was issued 53,333 shares of common stock as one time stock grant at a price of $5.25 per share.

(5)	On September 9, 2025, Mr. Johnston was issued 100,000 shares of common stock as one time stock grant at a price of $2.30 per share.

(6)	On November 12, 2024, Mr. Johnston was issued 25,000 shares of common stock as one time stock grant at a price of $2.47 per share.

(7)	On June 4, 2024, Ms. Hammer was issued 6,667 shares of common stock as one time stock grant at a price of $5.25 per share.

(8)	Pursuant to Mr. Cohen’s employment agreement, Mr. Cohen is provided a car allowance of $2,500 per month for a total of $30,000 and office rental allowance of $7,500 per month and increased to $10,000 per month, for a total of $106,250 in 2025. At year end December 31, 2025, the Company had overpaid the car allowance by $20,056, reflected as due from related party on the financial statements.

(9)	Resigned as an officer and director of the Company on March 28, 2024.

(10)	Resigned as the Chief Operating Officer of the Company on October 22, 2025.

(11)	On September 9, 2025, the Company granted options to purchase 2,000,000 shares of common stock of the Company, under the 2022 Plan to Jacob Cohen, in consideration for services rendered and to be rendered to the Company as Chief Executive Officer of the Company. The options have a term of ten years, an exercise price of $2.30 per share, which was the closing sales price of the Company’s common stock on September 9, 2025, the grant date; vest over 18 months with 500,000 of the options vesting upon grant and 500,000 of the options vesting on the 6th, 12th, and 18th month anniversaries of the grant date, subject to Mr. Cohen’s continued service with the Company on such vesting date.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information as of December 31, 2025 concerning outstanding equity awards for the executive officers named in the Summary Compensation Table.

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option Exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Jacob D. Cohen	50,000	-		$16.50	9/1/2027	-	$-
	83,333	-		4.80	12/28/2028	-	$-
	500,000	1,500,000	(1)	2.30	9/9/2035	-	$-

Eugene M. Johnston	-	-		$-	-	-	$-

(1)	On September 9, 2025, the Company granted options to purchase 2,000,000 shares of common stock of the Company, under the 2022 Plan to Jacob Cohen, in consideration for services rendered and to be rendered to the Company as Chief Executive Officer of the Company. The options have a term of ten years, an exercise price of $2.30 per share, which was the closing sales price of the Company’s common stock on September 9, 2025, the grant date; vest over 18 months with 500,000 of the options vesting upon grant and 500,000 of the options vesting on the 6th, 12th, and 18th month anniversaries of the grant date, subject to Mr. Cohen’s continued service with the Company on such vesting date.

Employment and Consulting Agreements

Jacob D. Cohen, Chief Executive Officer

On August 31, 2022, we entered into an Executive Employment Agreement with Jacob D. Cohen. The agreement, which provides for Mr. Cohen to serve as our Chief Executive Officer, was effective September 1, 2022, and had a term extending through September 1, 2025, provided that the agreement automatically renews for additional one-year terms thereafter in the event neither party provides the other at least 60 days prior notice of their intention not to renew the terms of the agreement.

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

On August 22, 2024, the Board of Directors of the Company, with the recommendation of the Compensation Committee of the Board of Directors of the Company, approved an increase in the monthly car allowance payable to Mr. Jacob Cohen, the Chief Executive Officer, pursuant to the terms of that certain Executive Employment Agreement entered into between the Company and Mr. Cohen on August 31, 2022, from $1,500 to $2,500 per month. At year end December 31, 2025, the Company had overpaid the car allowance by $20,056, reflected as due from related party on the financial statements.

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

On May 13, 2025, Mango & Peaches issued 4,892,906 shares of its common stock and 100 shares of its Series A Super Majority Voting Preferred Stock (collectively, the “M&P Stock”) to Jacob Cohen, the Chief Executive Officer and Chairman of the Company and the Chief Executive Officer of Mango & Peaches, which was due pursuant to the terms of Mr. Cohen’s employment agreement with the Company, as amended.

Following the issuance of the M&P Stock, Mr. Cohen owns 49% of the outstanding common stock of Mango & Peaches and separately has the right to vote fifty-one percent (51%) of the total vote on all Mango & Peaches shareholder matters, voting separately as a class, pursuant to his ownership of the Series A Super Majority Voting Preferred Stock, giving him 75.2% voting control over Mango & Peaches, which provide him the right to approve any merger or consolidation of Mango & Peaches and/or any amendment to the Certificate of Formation of Mango & Peaches.

Additionally, Mr. Cohen, pursuant to the terms of his Employment Agreement, as amended, discussed in greater detail under “Item 11. Executive Compensation”—“Employment and Consulting Agreements”— “Jacob D. Cohen, Chief Executive Officer”, has the right to earn up to $10 million bonus (the “Mango & Peaches Bonus”), which is convertible at his option, at a conversion price of $0.50 per share, into up to 20,000,000 shares of common stock of Mango & Peaches. In the event the full amount of the Mango & Peaches Bonus, vests to Mr. Cohen and he converts such entire Mango & Peaches Bonus into 20,000,000 Mango & Peaches Bonus Shares pursuant to the conversion terms thereof, he will own 81.3% of Mango & Peaches outstanding common stock (not factoring in any other issuances), and 92.8% of Mango & Peaches’ outstanding voting stock (as a result of the ownership of the Mango & Peaches Series A Shares and not factoring in any future issuances). There is no assurance that any of the milestones will be reached by Mango & Peaches and/or that any portion of the Mango & Peaches Bonus will vest to Mr. Cohen or that any Mango & Peaches Bonus Shares will be issued to Mr. Cohen.

Eugene M. Johnston, Chief Financial Officer

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

Amanda Hammer, Former Chief Operating Officer

On and effective on May 1, 2023, we entered into an Employment Agreement with Mrs. Amanda Hammer. The Employment Agreement provided for Mrs. Hammer to serve as Chief Operating Officer of the Company for an initial three-year term extending through May 1, 2026, provided that the agreement was automatically renewable for additional one-year terms thereafter in the event neither party provided the other at least 60 days prior notice of their intention not to renew the terms of the agreement.

The agreement provided for Mrs. Hammer to receive an annual salary of $150,000 per year (the “Base Salary”). The Employment Agreement also required the Company to grant Mrs. Hammer a sign-on bonus of (a) 5,000 shares of common stock of the Company, vested in full upon issuance, and (b) options to purchase an additional 10,000 shares of common stock of the Company, with an exercise price of the greater of (i) $16.50 per share; and (ii) the closing sales price of the Company’s common stock on the Nasdaq Capital Market on the date the Employment Agreement and the grant is approved by the Board (which date was May 1, 2023), and which exercise price was $16.50 per share, with options to purchase 3,333 shares vesting every 12 months that the Employment Agreement is in effect, subject to the terms of the Company’s 2022 Equity Incentive Plan. The options were exercisable for a period of ten years and are documented by a separate option agreement entered into by the Company and Mrs. Hammer (the “Option Agreement”).

Pursuant to the terms of the Employment Agreement, Mrs. Hammer’s annual compensation package included (1) a Base Salary (described above), subject to increases from time to time in the determination of the Compensation Committee of the Board (or the Board with the recommendation of the Compensation Committee), and (2) a discretionary bonus payment to be determined in the sole discretion of the Compensation Committee or the Board of Directors in the targeted amount of 100% of her Base Salary (the “Cash Bonus”). Mrs. Hammer is also eligible for discretionary equity bonuses and/or cash awards, from time to time in the discretion of the Compensation Committee and/or Board of Directors.

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

On October 27, 2025, the Company entered into a Separation Agreement with Ms. Hammer pursuant to which (i) Hammer’s employment with the Company was terminated, effective October 22, 2025, and (ii) the Company agreed to pay Ms. Hammer a separation payment consisting of nine (9) months of pay at Ms. Hammer’s regular compensation rate (the “Separation Payment”). The Separation Payment was paid in equal monthly installments pursuant to the Company’s regular payroll schedule, commencing November 1, 2025 and continuing for eight (8) months thereafter until paid in full (the “Separation Agreement”). Pursuant to the Separation Agreement, the Company may, at its discretion, request that Hammer provide consulting or project-based services related to her former role or areas of expertise at an hourly rate of $86, but any such engagement will be voluntary and subject to a mutually agreed written statement of work specifying the scope, duration, and services to be rendered. The Separation Agreement includes a customary release by Ms. Hammer, and additional customary confidentiality, non-interference, and mutual non-disparagement provisions.

As a result of the Separation Agreement, Ms. Hammer’s Employment Agreement with the Company, dated effective May 1, 2023 and amended as of February 6, 2025, has been terminated, effective October 22, 2025.

Compensation of Directors

The following table sets forth compensation information with respect to our non-executive directors during our fiscal year ended December 31, 2025. The compensation of our executive directors is included above under “Executive Compensation Table.”

Name	Fees Earned or Paid in Cash ($)*	Stock Awards ($) (1) (2)(3)(4)	All Other Compensation ($)	Total ($)
Lorraine D’Alessio	$-	$269,250	$-	$269,250
Alex P. Hamilton	$-	$269,250	$-	$269,250
Dr. Kenny Myers	$-	$269,250	$-	$269,250

* The table above does not include the amount of any expense reimbursements paid to the above directors. No directors received any Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation. Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

(1)	In accordance with SEC rules, the amounts included in this column are the grant date fair value for awards granted in the fiscal years shown, computed in accordance with the stock-based compensation accounting rules that are a part of generally accepted accounting principles in effect in the United States (as set forth in Financial Accounting Standards Board’s Accounting Standards Codification Topic 718), but excluding the effect of any estimated forfeitures of such awards. The values in this column reflect the full grant date fair value of all equity awards granted during the year, although the awards are subject to vesting periods based on continued employment.

(2)	No specific board compensation policy has been adopted to date; however, on October 14, 2022, we entered into offer letters with each of our three independent non-executive directors, Ms. D’Alessio, Mr. Hamilton and Dr. Meyers. Pursuant to the Offer Letters, each non-executive director agreed to serve as a member of our Board of Directors, and we agreed to grant each non-executive director 5,000 shares of restricted common stock (the “Director Shares”). The Director Shares were issued under the Company’s 2022 Equity Incentive Plan (the “2022 Plan”), with the following vesting schedule: 1/3 of the Director Shares vested on October 14, 2022, and the remaining Director Shares vest annually in two increments on each of October 14, 2023 (vested) and 2024 (vested), subject to such directors continuing to provide services to the Company on such dates, and subject to the Restricted Stock Award agreements entered into in order to evidence such grants. The shares were valued at $15.00 per share for a total of $75,000 per director, or $225,000 in aggregate.

(3)	On April 10, 2025, the Company issued, after recommendation by the Compensation Committee of the Company’s Board of Directors and approval by the Board of Directors, an aggregate of 75,000 fully vested and earned shares of Company common stock under the Company’s Amended and Restated Mangoceuticals, Inc. 2022 Equity Plan, in consideration as a bonus to the Company’s independent directors. The Plan has been registered on Form S-8 Registration Statements previously filed by the Company. Specifically, each of Ms. D’Alessio, Dr. Myers and Mr. Hamilton received 25,000 shares of the Company’s common stock valued at $1.57 per share.

(4)	On September 9, 2025, the Company issued, after recommendation by the Compensation Committee of the Company’s Board of Directors and approval by the Board of Directors, an aggregate of 300,000 fully vested and earned shares of Company common stock under the Company’s Amended and Restated Mangoceuticals, Inc. 2022 Equity Plan, in consideration as a bonus to the Company’s independent directors. The Plan has been registered on Form S-8 Registration Statements previously filed by the Company. Specifically, each of Ms. D’Alessio, Dr. Myers and Mr. Hamilton received 100,000 shares of the Company’s common stock valued at $2.30 per share.

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

Current Available Shares

As of the date of this Report, an aggregate of 2,977,417 shares are available for awards under the 2022 Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership Table

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 15, 2026 (the “Date of Determination”) by (i) each Named Executive Officer, as such term is defined above under “Item 11. Executive Compensation,” (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of our common stock, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person.

The column titled “Beneficial Ownership” is based on a total of 16,288,797 shares of our common stock outstanding as of the Date of Determination.

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

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, as of the Date of Determination, (a) the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws; and (b) no person owns more than 5% of our common stock. Unless otherwise indicated, the address for each of the officers or directors listed in the table below is 17130 Dallas Parkway, Suite 245, Dallas, Texas 75248.

Title of Class	Name of Beneficial Owner	Number of Common Stock Shares Beneficially Owned		Percent Beneficial Ownership
Directors, Named Executive Officers and Executive Officers
Common Stock	Jacob D. Cohen	2,554,356	(1)	14.5%
Common Stock	Eugene M. Johnston	120,000		*
Common Stock	Lorraine D’Alessio	136,667		*
Common Stock	Alex P. Hamilton	3,334		*
Common Stock	Dr. Kenny Myers	136,667		*
Common Stock	Amanda Hammer**	11,667		*
All executive officers and directors as a group (5 persons)		2,962,691	(1)	16.9%

*	Less than 1%.

**	Former Named Executive Officer. Based solely on the Company’s record stockholders list as of the date of this Report and without independent investigation.

(1)	A total of 1,305,000 of the outstanding shares of common stock beneficially owned by Mr. Cohen are held in the name of The Tiger Cub Trust, which is beneficially owned by Jacob D. Cohen, its Trustee, and which shares Mr. Cohen is deemed to beneficially own. Also includes (i) 50,000 shares of common stock issuable upon exercise of options to purchase shares of common stock of the Company held by Mr. Cohen, with an exercise price of $16.50 per share, which expire on August 31, 2027, (ii) options to purchase 83,333 shares of common stock with an exercise price of $4.80 per share and an expiration date of December 28, 2028, and (iii) includes options to purchase 1,000,000 shares of common stock with an exercise price of $2.30 per share and an expiration date of September 9, 2035, and does not include options to purchase 1,000,000 shares of common stock which vest in 500,000 option increments on March 9, 2026, September 9, 2026 and March 9, 2027. Also includes 50,000 shares of common stock issuable upon exercise of warrants to purchase shares of common stock which have an exercise price of $1.815 per share and a term through July 21, 2028. Also includes 56,023 shares of common stock issuable upon conversion of the principal amount of a $100,000 convertible promissory note held by The Tiger Cub Trust.

Change of Control

The Company is not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Equity Compensation Plan Information

The following table provides information as of December 31, 2025 regarding the Company’s 2022 Equity Incentive Plan, as amended, under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding those in first column)
Equity compensation plans approved by the security holders (1)	2,156,667	$2.81	2,413,792
Equity compensation plans not approved by the security holders	-	-	-
Total	2,156,667	$2.81	2,413,792

(1)	Represents options issuable upon grants previously made under the Company’s 2022 Equity Incentive Plan, as amended, which is discussed under “Executive Compensation-2022 Equity Incentive Plan.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as discussed below or otherwise disclosed above under “Item 11. Executive Compensation”, which information is incorporated by reference where applicable in this “Item 13. Certain Relationships and Related Transactions, and Director Independence” section, the following sets forth a summary of all transactions since January 1, 2024, or any currently proposed transaction, in which the Company was to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at December 31, 2025 or 2024, and in which any officer, director, or any stockholder owning greater than five percent (5%) of our outstanding voting shares, nor any member of the above referenced individual’s immediate family, had or will have a direct or indirect material interest (other than compensation and related agreements described above under “Item 11. Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

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

Recipient	Position With Company	Shares
Jacob D. Cohen	Chief Executive Officer and Chairman	53,333
Amanda Hammer	Former Chief Operating Officer	6,667
Kenny Myers	Director	6,667
Alex Hamilton	Director	6,667
Lorraine D’Alessio	Director	6,667

On November 11, 2024, we issued Eugene M. Johnston, our Chief Financial Officer, 25,000 shares of common stock under the Company’s Amended and Restated Mangoceuticals, Inc. 2022 Equity Plan as additional consideration to Mr. Johnston for services provided as Chief Financial Officer.

Effective on April 10, 2025, the Company issued, after recommendation by the Compensation Committee of the Company’s Board of Directors and approval by the Board of Directors, an aggregate of 200,000 fully-vested and earned shares of Company common stock under the Company’s Second Amended and Restated Mangoceuticals, Inc. 2022 Equity Plan, as a discretionary bonus for consideration for services rendered during 2025 to Mr. Jacob Cohen, the Chief Executive Officer of the Company.

Effective September 9, 2025, the Board of Directors of Mangoceuticals, Inc. (the “Company”), with the recommendation of the Compensation Committee of the Board of Directors, approved the grant of:

(a)	500,000 shares of common stock of the Company to Jacob D. Cohen, the Chief Executive Officer of the Company, as a bonus in consideration for services rendered to the Company as Chief Executive Officer of the Company during 2025, under and pursuant to the Second Amended and Restated Mangoceuticals, Inc. 2022 Equity Plan (the “Plan”);
(b)	options to purchase 2,000,000 shares of common stock of the Company to Mr. Cohen (the “Options”), in consideration for services rendered and to be rendered to the Company as Chief Executive Officer of the Company, under the Plan ;
(c)	100,000 shares of common stock of the Company to Eugene M. Johnston, the Chief Financial Officer of the Company, as a bonus in consideration for services rendered to the Company as Chief Financial Officer during 2025, under and pursuant to the Plan;
(d)	100,000 shares of common stock of the Company to Kenny Myers, a member of the Board of Directors of the Company, in consideration for services rendered to the Company as a non-executive member of the Board of Directors during 2025, under and pursuant to the Plan;
(e)	100,000 shares of common stock of the Company to Alex Hamilton, a member of the Board of Directors of the Company, in consideration for services rendered to the Company as a non-executive member of the Board of Directors during 2025, under and pursuant to the Plan; and
(f)	100,000 shares of common stock of the Company to Lorraine D’Alessio, a member of the Board of Directors of the Company, in consideration for services rendered to the Company as a non-executive member of the Board of Directors during 2025, under and pursuant to the Plan.

The shares described above vested to each recipient immediately upon issuance. The Options have a term of ten years, an exercise price of $2.30 per share, which was the closing sales price of the Company’s common stock on September 9, 2025, the grant date; vest over 18 months with 500,000 of the Options vesting upon grant and 500,000 of the Options vesting on the 6th, 12th, and 18th month anniversaries of the grant date, subject to Mr. Cohen’s continued service with the Company on such vesting date; and vest in full upon any termination of Mr. Cohen by the Company without cause, or by Mr. Cohen for good reason, or upon a change of control of the Company.

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

On January 24, 2023, we entered into Consulting Agreements with four consultants to the Company: (1) Sultan Haroon; (2) John Helfrich; (3) Justin Baker; and (4) Maja Matthews, each of whom is also an employee of Epiq Scripts. Pursuant to the Consulting Agreements, the Consultants agreed to provide us services related to the research, development, packaging and marketing for additional pharmaceutical and other over-the-counter related products during the term of the agreement, which each have a term of 18 months unless otherwise earlier terminated due to breach of the agreement by either party and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the services under the agreement, the Company issued an aggregate of 23,332 shares of common stock to the consultants as follows: (1) Sultan Haroon 10,000 shares of restricted common stock; (2) John Helfrich 1,667 shares of restricted common stock; (3) Justin Baker 1,667 shares of restricted common stock; and (4) Maja Matthews 10,000 shares of restricted common stock. The shares issued to Haroon and Matthews vest at the rate of 3,333 shares upon entry into the agreement, 3,333 shares upon the Company’s successful launch of a new product category, and 3,334 shares upon the Company’s successful launch of a second and additional new product category, in each case prior to the 18-month anniversary of the applicable agreement, all of which shares have vested to date. The shares issued to Helfrich and Baker vest at the rate of 667 shares upon entry into the agreement, 500 shares upon the Company’s successful launch of a new product category, and 500 shares upon the Company’s successful launch of a second and additional new product category, in each case prior to the 18-month anniversary of the applicable agreement. The agreements contain customary confidentiality and non-solicitation provisions. The shares were valued at $15.00 per share for a total of $350,000.

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

On January 30, 2025, the Company, with the approval of the disinterested members of the Board of Directors and the Company’s Audit Committee, made up of independent members of the Board of Directors, entered into two Assignment, Assumption and Novation Agreements with Epiq Scripts, LLC, which is 51% owned by Jacob Cohen, the Company’s Chief Executive Officer and Chairman, and the Chief Executive Officer and sole director of Mango & Peaches Corp., the Company’s current subsidiary.

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

Settlement Agreement

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

Eugene Johnston CFO Agreement

On March 20, 2026 and effective on October 1, 2025, the Company entered into a Consulting agreement with Mr. Johnston, the Company’s Chief Financial Officer, pursuant to which Mr. Johnston agreed to serve as the Chief Financial Officer of the Company and to provide services to the Company as reasonably requested during the term of the Consulting Agreement, which is 12 months. As consideration for the services to be provided by Mr. Johnston under the Consulting Agreement, the Company agreed to pay him (a) $4,000 per month and increasing to $6,000 per month effective March 1, 2026; Pursuant to the Consulting Agreement, we agreed to reimburse Mr. Johnston’s expenses, subject to pre-approval for any expense greater than $500. The Consulting Agreement may be terminated prior to the end of the term (i) with the mutual approval of the parties; (ii) with written notice by the non-breaching party, upon the breach of the agreement by the other party, and the failure to cure such breach within 30 days; or (iii) by Mr. Johnston, at any time, for any reason.

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

The Service Agreement continued in effect through October 15, 2025, but may be terminated earlier with 45 days’ notice from the Company to Greentree, provided that in the event the Company terminates the agreement prior to the end of the Term, the entire cash fee due during the term of the Service Agreement is immediately due and payable.

The Service Agreement includes customary indemnification obligations requiring the Company to indemnify Greentree and its affiliates with regard to certain matters.

Under his personal consulting agreement. Mr. Johnston does not receive any compensatory benefit from the agreement with Greentree. Mr. Johnston’s personal compensation is separately disclosed above and in Item 11 — Executive Compensation. The Company’s Audit Committee has reviewed and approved both the Greentree service agreements and Mr. Johnston’s personal consulting arrangement on arms-length terms.

Mango & Peaches Agreements

On December 13, 2024, the Company, entered into a Parent Subsidiary Contribution Agreement with Mango & Peaches, a then recently formed wholly-owned subsidiary of the Company. Pursuant to the Contribution Agreement, the Company contributed substantially all of its assets, including ownership of: (a) its 98% ownership of MangoRx Mexico S.A. de C.V., a Mexican Stock Company; and (b) its 100% ownership of MangoRx UK Limited, a company incorporated under the laws of the United Kingdom, to Mango & Peaches, in order to restructure the ownership and operations of the Company, better segregate such operations and liabilities and provided for the issuance of a portion of the capital of Mango & Peaches to Mr. Jacob Cohen, the Chief Executive Officer of the Company, as additional consideration to Mr. Cohen, as discussed in greater detail under “Item 11. Executive Compensation”—“Employment and Consulting Agreements”—“Jacob D. Cohen, Chief Executive Officer”, pursuant to which the Company agreed to issue Mr. Cohen certain shares of common stock and Series A Preferred Stock of Mango & Peaches (the issuance of which is discussed in greater detail below).

In consideration for the transfer of the assets, the Company received 4,999,999 shares of Mango & Peaches’ common stock, bringing its ownership to 5,000,000 shares of common stock of Mango & Peaches upon the closing of the Contribution Agreement.

Pursuant to the Contribution Agreement, Mango & Peaches assumed all of the liabilities of the Company relating to the Contributed Assets contributed, but none of the other liabilities of the Company and the Company agreed to indemnify Mango & Peaches against any damages relating to a breach of any representation or warranty of the Company in the Contribution Agreement, or any claim relating to the Contributed Assets, before the Contribution Effective Date (defined below); and Mango & Peaches agreed to indemnify the Company against any damages relating to a breach of any representation or warranty of Mango & Peaches in the Contribution Agreement, or any claim relating to the Contributed Assets, after the Contribution Effective Date. The Contribution Agreement and the contribution and assumption provided for therein was effective December 15, 2024.

On January 9, 2025, Mango & Peaches filed a Certificate of Designations of Mango & Peaches Corp., establishing the designations, preferences, limitations, and relative rights of its Series A Super Majority Voting Preferred Stock, with the Secretary of State of Texas, which was filed by the Texas Secretary of State on January 15, 2025, effective January 9, 2025. The Series A Designation designated 100 shares of Series A Super Majority Voting Preferred Stock, the rights of which are discussed in greater detail below:

The Series A Designation provides for the Series A Super Majority Voting Preferred Stock to have the following rights: No dividend, liquidation, redemption or conversion rights; voting rights providing that for so long as any shares of Series A Super Majority Voting Preferred Stock remain issued and outstanding, the holders thereof, voting separately as a class, have the right to vote on all shareholder matters (including, but not limited to at every meeting of the stockholders of Mango & Peaches and upon any action taken by stockholders of Mango & Peaches with or without a meeting) equal to fifty-one percent (51%) of the total vote, and that so long as Series A Super Majority Voting Preferred Stock is outstanding, Mango & Peaches shall not, without the affirmative vote of the holders of at least 66-2/3% of all outstanding shares of Series A Super Majority Voting Preferred Stock, voting separately as a class (i) amend, alter or repeal any provision of the Certificate of Formation or the Bylaws of Mango & Peaches so as to adversely affect the designations, preferences, limitations and relative rights of the Series A Super Majority Voting Preferred Stock, (ii) effect any reclassification of the Series A Super Majority Voting Preferred Stock, (iii) designate any additional series of preferred stock, the designation of which adversely effects the rights, privileges, preferences or limitations of the Series A Super Majority Voting Preferred Stock; or (iv) amend, alter or repeal any provision of the Series A Designation (except in connection with certain non-material technical amendments). Additionally, subject to the rights of series of preferred stock which may from time to time come into existence, so long as any shares of Series A Super Majority Voting Preferred Stock are outstanding, Mango & Peaches cannot without first obtaining the approval (by written consent, as provided by law) of the holders of a majority of the then outstanding shares of Series A Super Majority Voting Preferred Stock, voting together as a class: (a) issue any additional shares of Series A Super Majority Voting Preferred Stock after the original issuance of shares of Series A Super Majority Voting Preferred Stock; (b) increase or decrease the total number of authorized or designated shares of Series A Super Majority Voting Preferred Stock; (c) effect an exchange, reclassification, or cancellation of all or a part of the Series A Super Majority Voting Preferred Stock; (d) effect an exchange, or create a right of exchange, of all or part of the shares of another class of shares into shares of Series A Super Majority Voting Preferred Stock; or (e) alter or change the rights, preferences or privileges of the shares of Series A Super Majority Voting Preferred Stock so as to affect adversely the shares of such series, including the rights set forth in the Series A Designation.

On May 13, 2025, Mango & Peaches issued 4,892,906 shares of its common stock and 100 shares of its Series A Super Majority Voting Preferred Stock to Jacob Cohen, the Chief Executive Officer and Chairman of the Company and the Chief Executive Officer of Mango & Peaches, which was due pursuant to the terms of Mr. Cohen’s employment agreement with the Company, as amended.

Following the issuance of the M&P Stock, Mr. Cohen owns 49% of the outstanding common stock of Mango & Peaches and separately has the right to vote fifty-one percent (51%) of the total vote on all Mango & Peaches shareholder matters, voting separately as a class, pursuant to his ownership of the Series A Super Majority Voting Preferred Stock, giving him 75.2% voting control over Mango & Peaches, which provide him the right to approve any merger or consolidation of Mango & Peaches and/or any amendment to the Certificate of Formation of Mango & Peaches.

Additionally, Mr. Cohen, pursuant to the terms of his Employment Agreement, as amended, discussed in greater detail under “Item 11. Executive Compensation”—“Employment and Consulting Agreements”— “Jacob D. Cohen, Chief Executive Officer”, has the right to earn up to $10 million bonus (the “Mango & Peaches Bonus”), which is convertible at his option, at a conversion price of $0.50 per share, into up to 20,000,000 shares of common stock of Mango & Peaches. In the event the full amount of the Mango & Peaches Bonus, vests to Mr. Cohen and he converts such entire Mango & Peaches Bonus into 20,000,000 Mango & Peaches Bonus Shares pursuant to the conversion terms thereof, he will own 81.3% of Mango & Peaches outstanding common stock (not factoring in any other issuances), and 92.8% of Mango & Peaches’ outstanding voting stock (as a result of the ownership of the Mango & Peaches Series A Shares and not factoring in any future issuances). There is no assurance that any of the milestones will be reached by Mango & Peaches and/or that any portion of the Mango & Peaches Bonus will vest to Mr. Cohen or that any Mango & Peaches Bonus Shares will be issued to Mr. Cohen.

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

On May 2, 2025, the Company borrowed $100,000 from The Tiger Cub Trust, which trust is controlled by the Company’s Chief Executive Officer and Chairman, Jacob D. Cohen, and entered into a Promissory Note with Tiger Cub to evidence such loan, as discussed in greater detail above.

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

On December 4, 2025, the Company borrowed $75,000 from The Tiger Cub Trust, which trust is controlled by the Company’s Chief Executive Officer and Chairman, Jacob D. Cohen, and entered into a Promissory Note with Tiger Cub to evidence such loan.

The Promissory Note has a principal balance of $75,000. The Promissory Note bears interest at a rate of 18% per annum, compounded monthly, and matures on the earliest of (i) December 4, 2026, (ii) acceleration upon an event of default at the option of the holder, or (iii) five business days following the closing of a Qualified Financing, as discussed below.

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

Item 14. Principal Accountant Fees and Services.

Our independent public accounting firm is Turner, Stone & Company, L.L.P., Dallas, Texas, PCAOB Auditor ID 76.

The following table sets forth the fees billed by our principal independent accountant, Turner, Stone & Company, L.L.P., for the year ended December 31, 2025, and 2024, for the categories of services indicated.

	Year Ended December 31, 2025	Year Ended December 31, 2024
Audit Fees	$163,400	$87,200
Audit Related Fees		$-
Tax Fees		$-
All Other Fees		-
Total	$163,400	$87,200

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

Pre-Approval Policies

It is the policy of our board of directors that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our board of directors. Our board of directors pre-approved all services, audit and non-audit, provided to us by Turner, Stone & Company, L.L.P., for the years ended December 31, 2025, and 2024.

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

(3) Exhibits required by Item 601 of Regulation S-K

		Filed/	Incorporated by Refernece
Exhibit	Description of	Furnished			Filing	File
Number	Exhibit	Herewith	Form	Exhibit	Date	Number
3.1	Certificate of Formation of Mangoceuticals, Inc., filed with the Secretary of State of Texas on October 7, 2021		S-1	3.1	1/13/2023	333-269240
3.2	Certificate of Amendment to Certificate of Formation of Mangoceuticals, Inc., filed with the Secretary of State of Texas on April 15, 2022		S-1	3.2	1/13/2023	333-269240
3.3	Certificate of Amendment to Certificate of Formation, as amended and restated of Mangoceuticals, Inc., filed with the Secretary of State of Texas on October 8, 2024		8-K	3.1	10/11/2024	001-41615
3.4	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Mangoceuticals, Inc., submitted to the Secretary of State of Texas on March 28, 2024		10-K	3.3	4/1/2024	001-41615
3.5	Certificate of Designations, Preferences and Rights of 6% Series C Convertible Preferred Stock of Mangoceuticals, Inc., filed with the Secretary of State of Texas on April 19, 2024		8-K	3.1	4/25/2024	001-41615
3.6	Certificate of Correction to Certificate of Designations, Preferences and Rights of 6% Series C Convertible Preferred Stock of Mangoceuticals, Inc., filed with the Secretary of State of Texas on April 29, 2024		8-K	3.1	5/2/2024	001-41615
3.7	Amendment to Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Mangoceuticals, Inc., filed with the Secretary of State of Texas on June 27, 2024		8-K	3.2	7/2/2024	001-41615
3.8	Amendment to Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Mangoceuticals, Inc., submitted to the Secretary of State of Texas on March 17, 2025		8-K	3.3	3/19/2025	001-41615

3.9	Bylaws of Mangoceuticals, Inc.	S-1	3.3	1/13/2023	333-269240
3.19	Certificate of Formation of Mango & Peaches, Inc., as filed with the Secretary of State of Texas on December 10, 2024	8-K	3.1	12/19/2024	001-41615
3.11	Certificate of Designations of Mango & Peaches Corp., Establishing the Designations, Preferences, Limitations, and Relative Rights of Its Series A Super Majority Voting Preferred Stock, filed with the Secretary of State of Texas on January 9, 2025	8-K	3.1	1/15/2025	001-41615
3.12	Certificate of Designations, Preferences and Rights of 6% Series B Convertible Preferred Stock of Mango & Peaches Corp., filed with the Secretary of State of Texas on July 3, 2025	8-K	3.1	7/9/2025	001-41615
3.13	Amendment to Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Mangoceuticals, Inc., submitted to the Secretary of State of Texas on March 17, 2025	8-K	3.3	3/19/2025	001-41615
3.14	Bylaws of Mango & Peaches, Inc.	8-K	3.2	12/19/2024	001-41615
4.1	Common Stock Purchase Warrant granted to Boustead Securities, LLC evidencing the right to acquire 87,500 shares of common stock (dated March 23, 2023)	10-Q	4.1	5/10/2023	001-41615
4.2	Form of Common Stock Purchase Warrant (Investors – 2022 Private Placement)	S-1	4.2	1/13/2023	333-269240
4.3	Common Stock Purchase Warrant issued by Mangoceuticals, Inc. to Boustead Securities, LLC on December 19, 2023	8-K	4.1	12/19/2023	001-41615
4.4	Common Stock Purchase Warrant issued by Mangoceuticals, Inc. to Boustead Securities, LLC on January 22, 2024	8-K	4.1	1/22/2024	001-41615
4.5	Common Share Purchase Warrant dated April 4, 2024, granted to Platinum Point Capital LLC	8-K	4.1	4/11/2024	001-41615
4.6	Common Share Purchase Warrant dated June 28, 2024, granted to Platinum Point Capital LLC	8-K	4.1	7/2/2024	001-41615
4.7	Common Share Purchase Warrant dated June 28, 2024, granted to Platinum Point Capital LLC	8-K	4.2	7/2/2024	001-41615
4.8	Form of Common Share Purchase Warrant between Mangoceuticals, Inc. and the holders thereof (December 2024 Offering)	8-K	4.1	12/26/2024	001-41615
4.9	Form of Common Stock Purchase Warrant – Unit Offering (May 2025)	8-K	4.1	5/29/2025	001-41615
4.10	Common Stock Purchase Warrant to purchase 275,482 shares of common stock, issued to Indigo Capital LP dated May 27, 2025	8-K	4.2	5/29/2025	001-41615
4.11	Common Stock Purchase Warrant to purchase 50,000 shares of common stock, issued to Tiger Cub Trust dated July 21, 2025	8-K	4.1	7/22/2025	001-41615
4.12	Form of Pre-Funded Common Stock Purchase Warrant dated December 18, 2025	8-K	4.1	12/19/2025	001-41615
4.13	Form of Common Stock Purchase Warrant dated December 18, 2025	8-K	4.2	12/19/2025	001-41615
4.14	Description of the Registrant’s Securities	10-K	4.5	4/1/2024	001-41615
10.1	Stock Purchase Agreement between American International Holdings Corp. and Cohen Enterprises, Inc., dated June 16, 2022	S-1	10.1	1/13/2023	333-269240
10.2	Physician Services Agreement dated August 1, 2022, between Mangoceuticals, Inc. and BrighterMD, LLC dba Doctegrity	S-1	10.3	1/13/2023	333-269240

10.3	£	Master Services Agreement and Statement of Work dated September 1, 2022, and effective August 31, 2022, between Epiq Scripts, LLC and Mangoceuticals, Inc.	S-1	10.4	1/13/2023	333-269240
10.4	#	Executive Employment Agreement dated August 31, 2022, between Mangoceuticals, Inc. and Jacob D. Cohen	S-1	10.5	1/13/2023	333-269240
10.5	#	Mangoceuticals, Inc. 2022 Equity Incentive Plan	S-1	10.7	1/13/2023	333-269240
10.6	#	Stock Option Agreement dated August 31, 2022 between Mangoceuticals, Inc. and Jacob D. Cohen (750,000 option shares)	S-1	10.8	1/13/2023	333-269240
10.7	#	Notice of Restricted Stock Grant and Restricted Stock Grant Agreement dated October 14, 2022 between Mangoceuticals, Inc. and Dr. Kenny Myers	S-1	10.17	1/13/2023	333-269240
10.8	#	October 14, 2022 Offer Letter entered into between Mangoceuticals, Inc. and Dr. Kenny Myers	S-1	10.18	1/13/2023	333-269240
10.9	#	Notice of Restricted Stock Grant and Restricted Stock Grant Agreement dated October 14, 2022 between Mangoceuticals, Inc. and Alex P. Hamilton	S-1	10.19	1/13/2023	333-269240
10.10	#	October 14, 2022 Offer Letter entered into between Mangoceuticals, Inc. and Alex P. Hamilton	S-1	10.20	1/13/2023	333-269240
10.11	#	Notice of Restricted Stock Grant and Restricted Stock Grant Agreement dated October 14, 2022 between Mangoceuticals, Inc. and Lorraine D’Alessio	S-1	10.21	1/13/2023	333-269240
10.12	#	October 14, 2022 Offer Letter entered into between Mangoceuticals, Inc. and Dr. Lorraine D’Alessio	S-1	10.22#	1/13/2023	333-269240
10.13	#	Master Services Agreement dated December 1, 2022, between Mangoceuticals, Inc. and Global Career Networks, Inc.	S-1	10.24	1/13/2023	333-269240
10.14		Waiver Agreement dated December 30, 2022, between Mangoceuticals, Inc. and Boustead Securities, LLC	S-1	10.26	1/13/2023	333-269240
10.15	#	Consulting Agreement dated January 24, 2023, between Mangoceuticals, Inc. and Sultan Haroon	S-1/A	10.31	1/26/2023	333-269240
10.16	#	Consulting Agreement dated January 24, 2023, between Mangoceuticals, Inc. and John Helfrich	S-1/A	10.32	1/26/2023	333-269240
10.17	#	Consulting Agreement dated January 24, 2023, between Mangoceuticals, Inc. and Justin Baker	S-1/A	10.33	1/26/2023	333-269240
10.18	#	Consulting Agreement dated January 24, 2023, between Mangoceuticals, Inc. and Maja Matthews	S-1/A	10.34	1/26/2023	333-269240
10.19	#	Employment Agreement dated and effective May 1, 2023, by and between Mangoceuticals, Inc. and Amanda Hammer	8-K	10.1	5/4/2023	001-41615
10.20	#	Stock Option Agreement dated May 1, 2023 between Mangoceuticals, Inc. and Amanda Hammer	8-K	10.2	5/4/2023	001-41615
10.21		Service Agreement dated September 1, 2023, by and between Mangoceuticals, Inc. and Greentree Financial Group, Inc.	8-K	10.1	9/8/2023	001-41615
10.22	£	Master Services Agreement and Statement of Work dated September 1, 2022, and effective August 31, 2022, between Epiq Scripts, LLC and Mangoceuticals, Inc.	8-K	10.2	9/21/2023	001-41615
10.23		First Addendum to Master Services Agreement dated September 15, 2023, by and between Mangoceuticals, Inc. and Epiq Scripts, LLC	8-K	10.3	9/21/2023	001-41615
10.24	#	Consulting Agreement dated and effective October 3, 2023, by and between Mangoceuticals, Inc. and Eugene M. Johnston	8-K	10.1	10/4/2023	001-41615
10.25	#	Notice of Restricted Stock Grant and Restricted Stock Grant Agreement dated November 1, 2023 between Mangoceuticals, Inc. and Dr. Douglas Christianson	S-1	10.44	12/11/2023	333-275993
10.26		Marketing Agreement dated December 10, 2023, by and between Mangoceuticals, Inc. and Marius Pharmaceuticals	8-K	10.1	12/11/2023	001-41615

10.27	#	Mangoceuticals, Inc. 2022 Equity Incentive Plan Stock Option Agreement dated December 28, 2023 – Jacob Cohen – 1,250,000 shares	8-K	10.2	12/29/2023	001-41615
10.28	#	Mangoceuticals, Inc. 2022 Equity Incentive Plan Stock Option Agreement dated December 28, 2023 - Jacob Cohen - 1,250,000 shares	8-K	10.2	1/2/2024	001-41615
10.29	#	First Amendment to the Mangoceuticals, Inc. 2022 Equity Incentive Plan	8-K	10.1	3/26/2024	001-41615
10.30	#	Amended and Restated Mangoceuticals, Inc. 2022 Equity Incentive Plan	8-K	10.2	3/26/2024	001-41615
10.31	+	Securities Purchase Agreement dated April 4, 2024, entered into between Mangoceuticals, Inc. and Platinum Point Capital LLC	8-K	10.1	4/11/2024	001-41615
10.32	+	Equity Purchase Agreement dated April 4, 2024, entered into between Mangoceuticals, Inc. and Platinum Point Capital LLC	8-K	10.2	4/11/2024	001-41615
10.33		Registration Rights Agreement (SPA), dated April 4, 2024, entered into between Mangoceuticals, Inc. and Platinum Point Capital LLC	8-K	10.3	4/11/2024	001-41615
10.34		Registration Rights Agreement (ELOC), dated April 4, 2024, entered into between Mangoceuticals, Inc. and Platinum Point Capital LLC	8-K	10.4	4/11/2024	001-41615
10.35		Patent Purchase Agreement dated April 24, 2024, by and between Mangoceuticals, Inc., as purchaser and Intramont Technologies, Inc., as seller	8-K	10.1	4/25/2024	001-41615
10.36		Omnibus Amendment Agreement No. 1 dated June 27, 2024, entered into between Mangoceuticals, Inc. and Platinum Point Capital LLC	8-K	10.2	7/2/2024	001-41615
10.37		Master Distribution Agreement dated July 2, 2024 and entered into on July 9, 2024, by and between Mangoceuticals, Inc. and ISFLST, Inc. (ISFLST)	8-K	10.1	7/11/2024	001-41615
10.38	#	$150,000 Promissory Note issued by Mangoceuticals, Inc. in favor of Cohen Enterprises, Inc.	8-K	10.1	10/22/2024	001-41615
10.39	#	Consulting Agreement dated November 11, 2024, and effective October 1, 2024, by and between Mangoceuticals, Inc. and Eugene M. Johnston	8-K	10.1	11/12/2024	001-41615
10.40		Service Agreement dated December 2, 2024, by and between Mangoceuticals, Inc. and Greentree Financial Group, Inc.	8-K	10.1	12/6/2024	001-41615
10.41	+	Patent Purchase Agreement dated December 13, 2024, by and between Mangoceuticals, Inc., as purchaser and Greenfield Investments, Ltd, as seller	8-K	10.1	12/19/2024	001-41615
10.42		Parent Subsidiary Contribution Agreement dated December 13, 2024, by and between Mangoceuticals, Inc. and Mango & Peaches Corp.	8-K	10.2	12/19/2024	001-41615
10.43	£	Amended and Restated Executive Employment Agreement dated December 13, 2024 and effective December 1, 2024, by and between Mangoceuticals, Inc. and Jacob Cohen	8-K	10.3	12/19/2024	001-41615
10.44		Note Purchase Agreement dated December 13, 2024, by and between Cohen Enterprises, Inc., and Mill End Capital Ltd.	8-K	10.4	12/19/2024	001-41615
10.45	+	Form of Securities Purchase Agreement relating to the sale of 1,650,000 shares of Series B Convertible Preferred Stock and Warrants to Purchase 1,650,000 shares of Common Stock, between Mangoceuticals, Inc. (December 2024 Offering)	8-K	10.1	12/26/2024	001-41615
10.46		Debt Conversion Agreement dated January 15, 2025, between Mangoceuticals, Inc. and Mill End Capital Ltd.	8-K	10.1	1/21/2025	001-41615
10.47	#	Consulting Agreement dated January 15, 2025, between Mangoceuticals, Inc. and Antonios “Tony” Isaac	8-K	10.2	1/21/2025	001-41615

10.48		August 27, 2024, Payment Plan Letter Agreement between Mangoceuticals, Inc. and Barstool Sports, Inc. relating to $516,250 of outstanding debt	8-K	10.1	1/31/2025	001-41615
10.49	€	January 10, 2025, Debt Purchase Agreement, between MAAB Global and Barstool Sports Inc.	8-K	10.2	1/31/2025	001-41615
10.50		First Amendment to Payment Plan Letter Agreement between Mangoceuticals, Inc. and MAAB Global, dated January 27, 2025	8-K	10.3	1/31/2025	001-41615
10.51		Assignment, Assumption and Novation Agreement dated January 30, 2025, by and among Mangoceuticals, Inc., as assignor, Mango & Peaches Corp., as assignee, and Epiq Scripts, LLC (MSA)	8-K	10.4	1/31/2025	001-41615
10.52		Assignment, Assumption and Novation Agreement dated January 30, 2025, by and among Mangoceuticals, Inc., as assignor, Mango & Peaches Corp., as assignee, and Epiq Scripts, LLC (Consulting Agreement)	8-K	10.5	1/31/2025	001-41615
10.53		LT Global Practice Management Service Agreement dated January 28, 2025, between Mangoceuticals, Inc. and LT Global Practice Management	8-K	10.6	1/31/2025	001-41615
10.54		Master Distribution Agreement dated January 30, 2025, between Propre Energie Inc, as supplier, and Mangoceuticals, Inc., as distributor	8-K	10.7	1/31/2025	001-41615
10.55		Form Common Stock Subscription Agreement (February 2025)	8-K	10.1	2/7/2025	001-41615
10.56	#	First Amendment to Employment Agreement dated February 6, 2025, between Mangoceuticals, Inc. and Amanda Hammer	8-K	10.2	2/7/2025	001-41615
10.57		February 11, 2025, Letter Amending April 24, 2024 Patent Purchase Agreement, between Mangoceuticals, Inc. and Intramont Technologies	8-K	10.1	2/12/2025	001-41615
10.58		Form of Common Stock Subscription Agreement (February 2025)	8-K	10.2	2/12/2025	001-41615
10.59		Second Amendment to the Mangoceuticals, Inc. 2022 Equity Incentive Plan	8-K	10.1	3/19/2025	001-41615
10.60		Second Amended and Restated Mangoceuticals, Inc. 2022 Equity Incentive Plan	8-K	10.2	3/19/2025	001-41615
10.61		Master Distribution Agreement dated March 24, 2025, between Navy Wharf, Ltd, as supplier, and Mangoceuticals, Inc., as distributor	8-K	10.1	3/25/2025	001-41615
10.62		Form of Securities Purchase Agreement dated April 11, 2025, relating to the sale of 100 shares of Series B Convertible Preferred Stock	8-K	10.1	4/17/2025	001-41615
10.63		Promissory Note dated April 15, 2025, evidencing $500,000 owed by Mangoceuticals, Inc. to Indigo Capital LP	8-K	10.2	4/17/2025	001-41615
10.64	+	Intellectual Property Purchase Agreement dated April 24, 2025, by and between Mangoceuticals, Inc., as purchaser and Smokeless Technology Corp., as seller	8-K	10.1	4/25/2025	001-41615
10.65	+	Consulting Agreement dated April 24, 2025, between Mangoceuticals, Inc. and Strategem Solutions, Inc.	8-K	10.2	4/25/2025	001-41615
10.66	+	First Amendment to Amended and Restated Executive Employment Agreement dated April 24, 2025 and effective April 1, 2025, by and between Mangoceuticals, Inc. and Jacob Cohen	8-K	10.3	4/25/2025	001-41615
10.67	#	Promissory Note dated May 2, 2025 in the principal amount of $100,000, between Mangoceuticals, Inc., borrower and The Tiger Cub Trust, lender	8-K	10.1	5/6/2025	001-41615
10.68		Master Distribution Agreement dated May 14, 2025, between PrevenTech Solutions, LLC, as distributor, and Mangoceuticals, Inc., as supplier	10-Q	10.23	5/15/2025	001-41615
10.69		Mutual Rescission and Release Agreement dated May 22, 2025 and effective May 22, 2025, by and between Mangoceuticals, Inc. and ArcStone Securities and Investments Corp.	8-K	10.1	5/23/2025	001-41615

10.70		Mutual Rescission and Release Agreement dated May 22, 2025 and effective May 22, 2025, by and between Mangoceuticals, Inc. and Smokeless Technology Corp.		8-K	10.2	5/23/2025	001-41615
10.71		Mutual Rescission and Release Agreement dated May 22 2025 and effective May 22, 2025, by and between Mangoceuticals, Inc. and Strategem Solutions Inc.		8-K	10.3	5/23/2025	001-41615
10.72		Form Common Stock Subscription Agreement – Unit Offering (May 2025)		8-K	10.1	5/29/2025	001-41615
10.73		Agreement to Amend Promissory Note dated May 27, 2025, by and between Mangoceuticals, Inc. and Indigo Capital LP		8-K	10.2	5/29/2025	001-41615
10.74		Amended and Restated Convertible Promissory Note dated May 27, 2025, by and between Mangoceuticals, Inc., as borrower, and Indigo Capital LP, as holder		8-K	10.3	5/29/2025	001-41615
10.75	#	Agreement to Amend Promissory Note dated July 21, 2025, by and between Mangoceuticals, Inc. and to Tiger Cub Trust		8-K	10.2	7/22/2025	001-41615
10.76	#	Amended and Restated Convertible Promissory Note dated July 21, 2025, by and between Mangoceuticals, Inc., as borrower, and to Tiger Cub Trust, as holder		8-K	10.3	7/22/2025	001-41615
10.77		Mutual Rescission and Release Agreement dated and effective July 30, 2025, by and between Mangoceuticals, Inc. and Navy Wharf, Ltd.		8-K	10.1	8/4/2025	001-41615
10.78		Form of Common Stock Subscription Agreement – Common Stock Offering (August 2025 Private Offering)		8-K	10.1	9/2/2025	001-41615
10.79	#	Second Amended and Restated Mangoceuticals, Inc. 2022 Equity Incentive Plan		8-K	10.2	3/19/2025	001-41615
10.80	#	Mangoceuticals, Inc. 2022 Equity Incentive Plan Stock Option Agreement dated September 9, 2025 – Jacob Cohen – 500,000 shares		8-K	10.2	9/12/2025	001-41615
10.81		Lease Agreement dated as of October 27, 2025 by and between SVHQ, LLC, as Landlord, and Mangoceuticals, Inc., as Tenant		8-K	10.1	10/28/2025	001-41615
10.82	#	Separation Agreement dated as of October 27, 2025 by and between Mangoceuticals, Inc. and Amanda Hammer		8-K	10.2	10/28/2025	001-41615
10.83	#	Promissory Note dated December 4, 2025 in the principal amount of $75,000, between Mangoceuticals, Inc., borrower and The Tiger Cub Trust, lender		8-K	10.1	12/10/2025	001-41615
10.84		Master Services Agreement by and between Mango DAT, LLC and Cube Operations LLC, dated as of December 17, 2025		8-K	10.1	12/19/2025	001-41615
10.85		Order Form by and between Mango DAT, LLC and Cube Operations LLC, dated as of December 17, 2025		8-K	10.2	12/19/2025	001-41615
10.86	+	Securities Purchase Agreement dated December 18, 2025, between Mangoceuticals, Inc. and the Purchaser(s) party thereto		8-K	10.1	12/19/2025	001-41615
10.87		Placement Agency Agreement dated December 18, 2025, between Mangoceuticals, Inc. and Aegis Capital Corp.		8-K	10.2	12/19/2025	001-41615
10.88		Registration Rights Agreement dated December 18, 2025, between Mangoceuticals, Inc. and the Purchaser(s) party thereto		8-K	10.3	12/19/2025	001-41615
10.89		Mangoceuticals, Inc. Amendment to Stock Option Agreements (Jacob Cohen), dated March 16, 2026		8-K	10.1	03/17/2026	001-41615
14.1		Code of Business Conduct and Ethics		S-1	14.1	1/13/2023	333-269240
19.1		Mangoceuticals, Inc. Policy on Insider Trading		10-K	19.1	3/20/2025	001-41615
21.1	*	Subsidiaries	X
23.1	*	Consent of Turner, Stone & Company, L.L.P.	X
24.1	*	Power of Attorney (included on the Signatures page of this Report on Form 10-K).	X

31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.1		Audit Committee Charter		S-1	99.1	1/13/2023	333-269240
99.2		Compensation Committee Charter		S-1	99.2	1/13/2023	333-269240
99.3		Nominating and Corporate Governance Committee Charter		S-1	99.3	1/13/2023	333-269240
99.4		Whistleblower Protection Policy		S-1	99.4	1/13/2023	333-269240
99.5		Mangoceuticals, Inc. Advisory Board Charter, adopted January 6, 2023		S-1	99.5	1/13/2023	333-269240
97.1		Mangoceuticals, Inc., Policy for the Recovery of Erroneously Awarded Incentive-Based Compensation		10-Q	10.42	10/27/2023	001-41615
101.INS	*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	*	XBRL Taxonomy Extension Schema Document	X
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	*	Inline XBRL for the cover page of this Transition Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set	X

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

Mangoceuticals, Inc.

Date: March 31, 2026	By:	/s/ Jacob D. Cohen
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

Name	Title	Date

/s/ Jacob D. Cohen	Chief Executive Officer and Chairman	March 31, 2026
Jacob D. Cohen	(Principal Executive Officer)

/s/ Eugene M. Johnston	Chief Financial Officer	March 31, 2026
Eugene M. Johnston	(Principal Financial/Accounting Officer)

/s/ Lorraine D’Alessio	Director	March 31, 2026
Lorraine D’Alessio

/s/ Alex P. Hamilton	Director	March 31, 2026
Alex P. Hamilton

/s/ Dr. Kenny Myers	Director	March 31, 2026
Dr. Kenny Myers

