Form 10-Q
period 2026-03-31
MANGOCEUTICALS, INC.
filed 2026-05-19
CIK 1938046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Number of shares of registrant’s common stock outstanding as of May 19, 2026: 17,167,422

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

Summary Risk Factors

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed in, and incorporated by reference in, Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission on April 1, 2026 (the “2025 Annual Report”). Investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q, including our financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. If any of these risks occur, our business, financial condition, and results of operations could be materially and adversely affected, and the trading price of our common stock could decline or our common stock could become worthless:

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

● Risks associated with our products which have not been, and will not be expected to be, approved by the U.S. Food and Drug Administration (“FDA”) and have not had the benefit of the FDA’s clinical trial protocol which seeks to prevent the possibility of serious patient injury and death;

● Risks that the FDA may determine that the compounding of our planned products does not fall within the exemption from the Federal Food, Drug and Cosmetic Act (“FFD&C Act”) provided by Section 503A thereof;

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

● Risks associated with inflation, changes in interest rates, tariffs and trade wars, and economic downturns, including potential recessions, as well as macroeconomic, geopolitical, health and industry trends, pandemics, acts of war (including the ongoing Ukraine/Russian conflict, the Israel/Hamas conflict and the Iran/U.S. conflict) and other large-scale crises;

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mangoceuticals, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$174,562	$1,486,338
Prepaid expenses	897	7,021
Prepaid expenses - related party	-	120
Deposits	16,957	33,899
Due from related party	20,056	20,056
TOTAL CURRENT ASSETS	212,472	1,547,434

NON-CURRENT ASSETS
Property and equipment, net of accumulated depreciation of $3,518 and $3,268	1,544	1,794
Operating lease right-of-use assets	294,061	307,861
Intangible assets - acquired patents and license, net of amortization	13,941,146	14,232,484
TOTAL NON-CURRENT ASSETS	14,236,751	14,542,139

TOTAL ASSETS	$14,449,223	$16,089,573

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	529,800	416,682
Payroll tax liabilities	3,297	9,421
Operating lease liability, current	57,058	307,823
Other liabilities - patent purchase payable	147,451	156,642
TOTAL CURRENT LIABILITIES	737,606	890,568

LONG-TERM LIABILITIES
Operating lease liability, net of current portion	236,965	-
TOTAL LONG-TERM LIABILITIES	236,965	-

TOTAL LIABILITIES	974,571	890,568

COMMITMENTS AND CONTINGENCIES (SEE NOTE 10)

STOCKHOLDERS’ EQUITY
Series B Convertible Preferred stock, (par value $0.0001), 6,000 shares authorized, 50 and 50 shares were issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	-	-
Series C Convertible Preferred stock, (par value $0.0001), 6,250,000 shares authorized, 980,000 and 980,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	98	98
Common stock (par value $0.0001), 200,000,000 shares authorized, of which 16,967,421 and 15,888,795 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1,698	1,589
Stock warrants	324,288	324,288
Additional paid in capital	57,203,924	55,524,812
Accumulated deficit	(44,050,630)	(40,647,480)
Accumulated other comprehensive loss	(3,193)	(2,760)
TOTAL MANGOCEUTICALS, INC. STOCKHOLDERS’ EQUITY	13,476,185	15,200,547
Non-controlling interest	(1,533)	(1,542)
TOTAL STOCKHOLDERS’ EQUITY	13,474,652	15,199,005

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,449,223	$16,089,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mangoceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	For The Three Months	For The Three
	Ended	Ended
	March 31, 2026	March 31, 2025
	(Unaudited)	(Unaudited)
Revenues
Revenues	$67,864	$109,306
Cost of revenues	8,218	24,737
Cost of revenues - related party	30,645	22,505
Gross profit	29,001	62,064

Operating expenses
General and administrative expenses	1,054,122	1,542,444
Salary and benefits	346,860	349,783
Advertising and marketing	94,073	281,732
Investor relations	12,451	1,419,000
Stock based compensation	1,647,821	1,045,479
Total operating expenses	3,155,327	4,638,438

Loss from operations	(3,126,326)	(4,576,374)

Other (income) expense
Interest expense	-	(13,700)
Interest expense - amortization of intangible assets	276,815	276,815
Total other expense	276,815	263,115

Loss before income taxes	(3,403,141)	(4,839,489)

Income taxes	-	-

Net loss	(3,403,141)	(4,839,489)

Net income (loss) attributed to non-controlling interest	9	(98)

Net loss attributed to Mangoceuticals, Inc.	(3,403,150)	(4,839,391)

Basic and diluted loss per share
Basic and diluted loss per share	$(0.22)	$(1.12)

Weighted average number of shares outstanding
Basic and diluted	16,481,607	4,593,062

Basic and diluted loss per share calculation
Preferred stock dividend requirements	294,000	294,000
Net loss attributed to Mangoceuticals, Inc. common stockholders	$(3,697,150)	$(5,133,391)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mangoceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

	For The Three Months	For The Three Months
	Ended	Ended
	March 31, 2026	March 31, 2025
	(Unaudited)	(Unaudited)
Net loss	$(3,403,141)	$(4,839,489)

Other comprehensive income (loss)
Foreign currency translation adjustments	(3,193)	7,624

Comprehensive loss	(3,406,334)	(4,831,865)

Less comprehensive loss attributed to non-controlling interest	(1,533)	(98)

Comprehensive loss attributable to Mangoceuticals, Inc. stockholders	$(3,404,801)	$(4,831,767)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mangoceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	Preferred B Stock		Preferred Stock C		Common Stock		Stock	Subscriptions	Additional Paid-in	Accumulated	Accumulated Comprehensive	Non- Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Warrants	Receivable	Capital	Deficit	Loss	Interest	Equity

Balance December 31, 2024	2,770	$-	980,000	$98	3,245,641	$325	$324,288	$(1,150,000)	$34,785,749	$(20,004,486)	$(9,845)	$(1,081)	$13,945,048

Issuance of preferred stock B for cash	-	-	-	-	-	-	-	1,150,000	-	-	-	-	1,150,000

Issuance of common stock for services	-	-	-	-	522,000	52	-	-	1,938,448	-	-	-	1,938,500

Issuance of common stock for cash	-	-	-	-	305,555	31	-	-	654,969	-	-	-	655,000

Warrants exercised for cash	-	-	-	-	320,000	32	-	-	479,968	-	-	-	480,000

Issuance of common stock for master service agreement	-	-	-	-	1,650,000	165	-	-	6,712,835	-	-	-	6,713,000

Issuance of common stock for debt	-	-	-	-	100,000	10	-	-	149,990	-	-	-	150,000

Conversion of preferred stock B for common stock	(1,438)	-	-	-	-	-	-	-	(1,581,812)	-	-	-	(1,581,812)

Issuance of common stock for conversion of preferred stock B	-	-	-	-	1,001,734	100	-	-	1,581,712	-	-	-	1,581,812

Options and warrants vested for services	-	-	-	-	-	-	-	-	50,979	-	-	-	50,979

Translation adjustment	-	-	-	-	-	-	-	-	-	-	7,624	-	7,624

Net loss	-	-	-	-	-	-	-	-	-	(4,839,391)	-	(98)	(4,839,489)

Balance, March 31, 2025	1,332	$-	980,000	$98	7,144,930	$715	$324,288	$-	$44,772,837	$(24,843,877)	$(2,221)	$(1,179)	$20,250,661

Balance, December 31, 2025	50	$-	980,000	$98	15,888,796	$1,589	$324,288	$-	$55,524,812	$(40,647,480)	$(2,760)	$(1,542)	$15,199,005

Issuance of common stock for services	-	-	-	-	1,078,625	109	-	-	588,998	-	-	-	589,107

Options vested for services	-	-	-	-	-	-	-	-	1,090,114	-	-	-	1,090,114

Translation adjustment	-	-	-	-	-	-	-	-	-	-	(433)	-	(433)

Net (loss) income	-	-	-	-	-	-	-	-	-	(3,403,150)	-	9	(3,403,141)

Balance, March 31, 2026	50	$-	980,000	$98	16,967,421	$1,698	$324,288	$-	$57,203,924	$(44,050,630)	$(3,193)	$(1,533)	$13,474,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mangoceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	For The Three Months Ended	For The Three Months Ended
	March 31, 2026	March 31, 2025
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,403,141)	$(4,839,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	250	250
Issuance of common stock for services	589,107	1,938,500
Options vested for stock-based compensation	1,090,114	50,979
Amortization of intagible assets	276,815	276,815
Amortization of license agreement	14,523	137,927
Operating lease right of use asset	13,800	15,719
(Increase) decrease in operating assets:
Prepaid expenses - related party	120	-
Prepaid expenses	6,124	(83,214)
Deposits	16,942	-
(Decrease) increase in operating liabilities:
Accounts payable and accrued liabilities	113,118	340,678
Operating lease right of use liabilities	(13,800)	(17,249)
Payroll tax liabilities	(6,124)	-
Other liabilities	(9,191)	(121,576)
Other liabilities -related parties	-	25,879
NET CASH USED IN OPERATING ACTIVITIES	(1,311,343)	(2,274,781)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	-	655,000
Proceeds from sales of series B convertible preferred stock	-	1,150,000
Proceeds from exercise of warrants	-	480,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	2,285,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
End of period	(1,311,343)	10,219

CASH AND CASH EQUIVALENTS:
Beginning of period	1,486,338	58,653
Effects of currency translation on cash and cash equivalents	(433)	7,624
End of period	$174,562	$76,496

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock for master distribution agreement	$-	$6,713,000
Series C Convertible Preferred accrued dividend	$-	$294,000
Issuance of common stock for settlement of note payable	$-	$150,000
Issuance of common stock for conversion of Series B Convertible Preferred	$-	$1,581,812

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

The Company, through the patent portfolio acquired as part of the Intramont IP Purchase Agreement (as further described below), is in the process of conducting Phase II clinical trials and efficacy studies to determine the effectiveness of its patented respiratory illness prevention technology against the likes of the influenza A virus (H1N1) and avian influenza (H5N1). A majority of these studies were completed in 2025 and the Company is currently in the process of determining next steps in its commercialization and monetization efforts.

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

On January 9, 2025, our subsidiary Mango & Peaches Corp. filed a Certificate of Designations of Mango & Peaches Corp. (“Mango & Peaches”), establishing the designations, preferences, limitations, and relative rights of its Series A Super Majority Voting Preferred Stock (the “Series A Preferred Stock”), with the Secretary of State of Texas, which was filed by the Texas Secretary of State on January 15, 2025, effective January 9, 2025 (the “Series A Designation”). The Series A Designation designated 100 shares of Series A Preferred Stock.

The Series A Designation provides for the Series A Preferred Stock to have the following rights: No dividend, liquidation, redemption or conversion rights; voting rights providing that for so long as any shares of Series A Preferred Stock remain issued and outstanding, the holders thereof, voting separately as a class, have the right to vote on all shareholder matters (including, but not limited to at every meeting of the stockholders of Mango & Peaches and upon any action taken by stockholders of Mango & Peaches with or without a meeting) equal to fifty-one percent (51%) of the total vote (the “Total Series A Vote” and the “Voting Rights”), and that so long as Series A Preferred Stock is outstanding, Mango & Peaches shall not, without the affirmative vote of the holders of at least 66-2/3% of all outstanding shares of Series A Preferred Stock, voting separately as a class (i) amend, alter or repeal any provision of the Certificate of Formation or the Bylaws of Mango & Peaches so as to adversely affect the designations, preferences, limitations and relative rights of the Series A Preferred Stock, (ii) effect any reclassification of the Series A Preferred Stock, (iii) designate any additional series of preferred stock, the designation of which adversely affects the rights, privileges, preferences or limitations of the Series A Preferred Stock; or (iv) amend, alter or repeal any provision of the Series A Designation (except in connection with certain non-material technical amendments). Additionally, subject to the rights of series of preferred stock which may from time to time come into existence, so long as any shares of Series A Preferred Stock are outstanding, Mango & Peaches cannot without first obtaining the approval (by written consent, as provided by law) of the holders of a majority of the then outstanding shares of Series A Preferred Stock, voting together as a class: (a) issue any additional shares of Series A Preferred Stock after the original issuance of shares of Series A Preferred Stock; (b) increase or decrease the total number of authorized or designated shares of Series A Preferred Stock; (c) effect an exchange, reclassification, or cancellation of all or a part of the Series A Preferred Stock; (d) effect an exchange, or create a right of exchange, of all or part of the shares of another class of shares into shares of Series A Preferred Stock; or (e) alter or change the rights, preferences or privileges of the shares of Series A Preferred Stock so as to affect adversely the shares of such series, including the rights set forth in the Series A Designation.

On January 30, 2025, the Company, with the approval of the disinterested members of the Board of Directors and the Company’s Audit Committee, made up of independent members of the Board of Directors, entered into two Assignment, Assumption and Novation Agreements (the “Epiq Scripts Assignments”) with Epiq Scripts, LLC, which is 52% owned by Jacob Cohen, the Company’s Chief Executive Officer and Chairman, and the Chief Executive Officer and sole director of Mango & Peaches, the Company’s then wholly-owned subsidiary (provided that the Company has agreed to issue Mr. Cohen (a) 4,892,906 shares of the common stock of Mango & Peaches (representing 49.0% of Mango & Peaches’s outstanding shares of common stock); and (b) 100 shares of Series A Super Majority Voting Preferred Stock of Mango & Peaches, which will have the right to vote fifty-one percent (51%) of the total vote on all Mango & Peaches shareholder matters).

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

As a result of the Amendment Letter, as of March 31, 2026, a total of $147,451 remains due to Intramont in connection with the Cash Payments, which the Company expects to pay over time, by way of expenses associated with the development of the Patents.

On February 12, 2025, a holder of the Company’s Series B Convertible Preferred Stock converted 216 shares of Series B Convertible Preferred Stock (with an aggregate stated value of $237,600) into 105,600 shares of common stock of the Company pursuant to the terms of such Series B Convertible Preferred Stock, including the current conversion price of $2.25 per share.

On March 17, 2025, with the approval of the shareholders of the Company at the special meeting of shareholders held on the same date, the Company submitted to the Secretary of the State of Texas, an amendment to the Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Mangoceuticals, Inc. (the “Series B Designation”), to: (a) reduce the conversion price set forth therein to a fixed price of $1.50 per share (subject to customary adjustments for stock splits) (compared to having a fixed conversion price of $2.25 prior to the amendment)(the “Conversion Price”); (b) reduce the floor price set forth therein from $2.25 to $1.50 per share (subject to customary adjustments for stock splits)(the “Floor Price”); (c) remove the dividend rights set forth therein (except for standard participatory rights for dividends declared on the Company’s common stock); and exclude the Company’s then wholly-owned subsidiary, Mango & Peaches Corp. (“Mango & Peaches”), from the definition of Change of Control Transaction thereunder (as a result, the issuance of securities of Mango & Peaches to Mr. Jacob Cohen, the Company’s Chief Executive Officer and Chairman, will not be a Change of Control Transaction, trigger an event of default under the Series B Preferred Stock or be deemed an Equity Condition (as defined in the designation of the Series B Preferred Stock)(the “Designation Amendment”).

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

Following the issuance of the M&P Stock, Mr. Cohen owned 49% of the outstanding common stock of Mango & Peaches and separately had the right to vote fifty-one percent (51%) of the total vote on all Mango & Peaches shareholder matters, voting separately as a class, pursuant to his ownership of the Series A Super Majority Voting Preferred Stock, giving him 75.2% voting control over Mango & Peaches. Notwithstanding this voting structure, Mr. Cohen serves simultaneously as Chief Executive Officer of Mangoceuticals, Inc., and the Company consolidates M&P on the basis of its 51% majority common stock ownership. See also the Clarification Agreement disclosure below.

The Series A Super Majority Voting Preferred Stock carries no dividend rights, liquidation preference, conversion rights, or redemption rights. Its primary feature is its super majority voting power: while any Series A Super Majority Voting Preferred Stock shares remain outstanding, the holders collectively control 51% of the total shareholder vote of Mango & Peaches, regardless of the number of common shares outstanding (i.e., on a non-dilutive basis). Additionally, major corporate actions—such as amending governing documents, reclassifying the Series A Super Majority Voting Preferred Stock, or creating new classes of preferred stock that could affect the Series A Super Majority Voting Preferred Stock—require the approval of at least two-thirds of the Series A Super Majority Voting Preferred Stock holders. The designation also includes protective provisions preventing certain actions, such as issuing more Series A Super Majority Voting Preferred Stock or altering their rights, without majority consent from the Series A Super Majority Voting Preferred Stock holders.

Clarification Agreement – Economic Rights of M&P Common Shares

On May 18, 2026, M&P and Jacob Cohen, the Company’s Chief Executive Officer and Chairman, entered into a Clarification Agreement (the “Clarification Agreement”), effective as of May 13, 2025 (the date the M&P shares were originally issued to Mr. Cohen), clarifying the economic rights associated with the 4,892,906 shares of M&P common stock held by Mr. Cohen (the “Shares”).

The Clarification Agreement confirms that it was never the intent of the parties that Mr. Cohen would participate in, bear responsibility for, or otherwise be allocated any losses, liabilities, negative capital accounts, deficits, indebtedness, obligations, or other negative economic attributes of M&P by virtue of his ownership of the Shares. The Clarification Agreement further confirms that Mr. Cohen retains the right to participate in positive economic value associated with the Shares, including any appreciation in value, dividends, distributions, sale proceeds, merger consideration, liquidation proceeds, or other economic benefits payable in respect of the Shares, subject to M&P’s organizational documents and applicable law.

As of March 31, 2026, M&P has an accumulated deficit and no current positive equity value. Accordingly, no noncontrolling interest has been recognized in the condensed consolidated financial statements of the Company with respect to Mr. Cohen’s 49% interest in M&P, as any such balance is de minimis and immaterial. This conclusion will be reassessed in future periods. The Clarification Agreement was reviewed and approved by the disinterested members of the Board of Directors and the Audit Committee of the Board of Directors of the Company, comprised entirely of independent directors, in accordance with the Company’s related party transaction policies. See also Note 10 – Subsequent Events.

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

MangoRx Mexico S.A. de C.V., a Mexican Stock Company, is 98% owned by Mango & Peaches Corp. (“MangoRx Mexico”) The entity was formed in September 2023 and has had limited operations since inception.

MangoRx UK Limited, a company incorporated under the laws of the United Kingdom, is 100% owned by Mango & Peaches Corp. The entity was formed in October 2023 and has had limited operations since inception.

Mango & Peaches Corp., a company incorporated under the laws of Texas, is 51% owned by Mangoceuticals, Inc. The entity was formed in December 2024.

MangoRx IP Holdings, LLC, a Texas limited liability company is 100% owned by Mangoceuticals, Inc. (“MangoRx IP”). The entity was formed on April 15, 2024 and has had limited operations since inception.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC. The results for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the full fiscal year. The condensed consolidated financial statements present the financial position, results of operations and cash flows of the Company in accordance with US GAAP. All dollar amounts are rounded to the nearest thousand dollars.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation on the condensed consolidated statements of operations. Prior period salary and benefits in the amount of $276,815, were reclassified to interest expense - amortization of intangible assets on the statement of operations.

Cash and Cash Equivalents

Highly liquid investments with original maturities of three months or less are considered cash equivalents. The Company maintains the majority of its cash accounts at a commercial bank. The Federal Deposit Insurance Corporation (“FDIC”) insures the total cash balance up to $250,000 per commercial bank. From time to time, cash in deposit accounts may exceed the FDIC limits, the excess would be at risk of loss for purposes of the statement of cash flows. There are no cash equivalents at March 31, 2026 and December 31, 2025.

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

Non-Controlling Interest

The Company consolidates MangoRx Mexico S.A. de C.V., in which it holds a 98% ownership interest. The remaining 2% ownership interest held by third parties is presented as non-controlling interest, a separate component of stockholders’ equity in the accompanying consolidated balance sheets. The operations of MangoRx Mexico S.A. de C.V. are minimal, and the non-controlling interest balance and net income (loss) attributable to non-controlling interest for the periods presented are not material to the condensed consolidated financial statements. The Company also consolidates Mango & Peaches Corp. (“M&P”), in which it holds a 51% ownership interest based on majority voting interest. Jacob Cohen, the Company’s Chief Executive Officer and Chairman, holds the remaining 49% of M&P’s common stock. Pursuant to a Clarification Agreement entered into between M&P and Mr. Cohen, effective as of May 13, 2025 (the date the shares of M&P were originally issued to Mr. Cohen), Mr. Cohen’s 49% common stock interest in M&P carries no obligation to absorb losses, liabilities, deficits, or other negative economic attributes of M&P. Due to M&P’s accumulated deficit and the absence of current positive equity value, no noncontrolling interest has been recognized with respect to Mr. Cohen’s interest in M&P, as any such balance is de minimis and immaterial to the condensed consolidated financial statements. This conclusion will be reassessed in future periods.

Segment Reporting

The Company operates as a single operating segment. The Chief Decision-Making Officer (CDOM) reviews financial information on a consolidated basis for purposes of allocating resources and assessing performance. As such, the Company has determined that it operates in one reportable segment in accordance with Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting.

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

The carrying amount of patents as of March 31, 2026 is as follows:

Gross carrying amount:	$15,954,150
Accumulated amortization:	2,120,987
Net carrying amount:	$13,833,163

Amortization expense for the three months ended March 31, 2026 was $276,815. The estimated amortization expense for the next five years is as follows:

Year 1:	$1,122,639
Year 2:	1,122,639
Year 3:	1,122,639
Year 4:	1,122,639
Year 5:	1,122,639
Thereafter:	8,219,968
Total:	$13,833,163

The Company performs periodic impairment testing for its intangible assets to ensure that the carrying amount does not exceed the recoverable amount. For the three months ended March 31, 2026, no impairment losses were recognized.

Master Distribution Agreements

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

The carrying amount of master distribution agreements as of March 31, 2026 is as follows:

Gross carrying amount:	$1,963,000
Accumulated amortization:	(615,075)
Impairment	(1,239,942)
Net carrying amount:	$107,983

Amortization (recorded as an operating expense) for the three months ended March 31, 2026 was $14,523, reflecting the post-impairment carrying value amortized over the remaining initial term on a straight-line basis. During the year ended December 31, 2025, management determined that renewal beyond the initial 3-year term could not be guaranteed. Fair value of the distribution rights, estimated using a discounted cash flow analysis over the initial term, was $122,505, which was less than the $1,362,447 carrying value. Accordingly, an impairment charge of $1,239,942 was recognized during the year ended December 31, 2025. The estimated amortization expense over the remaining term of the agreement is as follows:

Year 1:	$44,375
Year 2:	58,899
Year 3:	4,709
Total:	$107,983

Foreign Currency Translation and transaction

The Company’s principal country of operations is the United States. The financial position and results of its operations are determined using U.S. Dollars (“US$” or “$”), the local currency, as the functional currency. The Company’s condensed consolidated financial statements are reported using the U.S. Dollars. The results of operations and the statements of cash flows denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. The equity denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets. Translation adjustments arising from the use of different exchange rates from period to period are included as a separate component of accumulated other comprehensive income (loss) included in statements of changes in shareholders’ equity. Gains and losses from foreign currency transactions are included in the Company’s statements of operations and comprehensive income (loss). MangoRx Mexico S.A. de C.V. operations are originally recorded in Mexican Pesos (MX$), prior to conversion to US$.

The following table outlines the currency exchange rates that were used in preparing the condensed consolidated financial statements:

	March 31,	December 31,
	2026	2025
Period-end spot rate	US$1=MX$0.06	US$1=MX$0.06
Average rate	US$1=MX$0.06	US$1=MX$0.05

Net Loss Per Common Share

We compute net loss per share in accordance with ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were 2,156,666 options, 2,928,401 warrants, and no derivative securities outstanding as of March 31, 2026. There were 156,667 options, 1,742,333 warrants, and no derivative securities outstanding as of March 31, 2025.

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

Fair Value of Financial Instruments

The Company measures its financial and non-financial assets and liabilities, as well as makes related disclosures, in accordance with Financial Accounting Standards Board (FASB) ASC 820, Fair Value Measurement (“ASC 820”), which provides guidance with respect to valuation techniques to be utilized in the determination of fair value of assets and liabilities. Approaches include (i) the market approach (comparable market prices), (ii) the income approach (present value of future income or cash flow), and (iii) the cost approach (cost to replace the service capacity of an asset or replacement cost). ASC 820 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

The following tables summarize our financial instruments measured at fair value as of March 31, 2026 and December 31, 2025.

	Fair Value Measurements at March 31, 2026
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$174,562	$-	$-
Total assets	174,562	-	-
Liabilities
Total liabilities	-	-	-
	$174,562	$-	$-

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$1,486,338	$-	$-
Total assets	1,486,338	-	-
Liabilities
Total liabilities	-	-	-
	$1,486,338	$-	$-

Property, Plant and Equipment

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

During the three months ended March 31, 2026 and 2025, the Company acquired computers and office equipment totaling $-0- and $-0-, respectively. Depreciation for the three months ended March 31, 2026 and 2025 was $250 and $250, respectively.

	March 31, 2026	December 31, 2025

Computers	$5,062	$5,062
Equipment	-	-
Less accumulated depreciation:	(3,518)	(3,268)
Disposed equipment	-	-
Property and equipment, net	$1,544	$1,794

Concentration and Risks

The Company’s operations are subject to risks including financial, operational, regulatory and other risks including the potential risk of business failure. For the three months ended March 31, 2026 and 2025, the Company had no significant revenue from continuing operations, which were derived from a single or a few major customers. We rely on a limited number of major vendors/suppliers to fulfill clients’ prescriptions. We are currently limiting sales of our testosterone replacement therapy product sales to clients in the state of Florida, with plans to expand nationally as we grow.

Black-Scholes Option Pricing Model

The Company measures all options and warrants at fair value on the grant date. In accordance with ASC 718-20-35, the grant-date fair value of equity-classified awards is not remeasured after the grant date.

If an award is modified, the Company recognizes incremental compensation cost, defined as the excess of the fair value of the modified award over the fair value of the original award immediately before the modification There were no warrants or options granted or issued during the period ended March 31, 2026.

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

In January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income (Subtopic 220-40). This ASU clarifies effective dates for expense disaggregation disclosures. It is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. This ASU has not yet been adopted by the Company. The Company does not expect the adoption to have a material impact on its condensed consolidated financial statements.

In March 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810). This ASU provides guidance on determining the accounting acquirer in acquisitions involving variable interest entities (VIEs). It is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. This ASU has not yet been adopted by the Company. The Company does not expect the adoption to have a material impact on its condensed consolidated financial statements.

In April 2025, the FASB issued ASU No. 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606). This ASU clarifies accounting for share-based consideration payable to a customer. It is effective for fiscal years beginning after December 15, 2026. This ASU has not yet been adopted by the Company. The Company does not expect the adoption to have a material impact on its condensed consolidated financial statements.

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

The condensed consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement. Material related party transactions have been identified in Notes 4, 6, 7, and 8 in the notes to condensed consolidated financial statements.

Stock-Based Compensation

The Company recognizes compensation costs to employees under FASB ASC 718, Compensation - Stock Compensation (“ASC 718”). Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options and warrants. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option and warrant grant.

Revenue Recognition

The Company follows the provisions of FASB ASC 606, Revenue from Contracts with Customers, for recording and recognizing revenue. The Company generates revenue through the sale of products and services purchased by customers directly through its online platform. Online revenue represents the sales of products on the Company’s platform, net of refunds, credits, and chargebacks, and includes revenue recognition adjustments recorded pursuant to U.S. GAAP. Online revenue is generated by selling directly to consumers through the Company’s websites.

The Company recognizes revenue when it transfers promised goods to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods and has satisfied its performance obligation. The Company defines its customer as an individual who purchases products through its websites. The transaction price in the Company’s contracts with customers is the total amount of consideration to which the Company expects to be entitled in exchange for transferring products to the customer.

All of the Company’s contracts with customers contain a single performance obligation: the delivery of products. For prescription product orders, customers undergo a medical evaluation conducted through the Company’s telemedicine platform prior to fulfillment. This evaluation is provided at no charge to the customer, including in instances where the customer does not qualify for a prescription and no product is delivered. As the medical evaluation has no standalone value to the customer independent of the product purchase, it does not represent a separate performance obligation under ASC 606, and the associated costs are recognized in cost of revenue.

The Company satisfies its performance obligation at a point in time, which is upon delivery of the products to a third-party carrier. The customer obtains control of the products upon the Company’s completion of its performance obligation.

The Company has entered into a Physician Services Agreement with BrighterMD, LLC dba Doctegrity (“Doctegrity”) to provide online telemedicine technology services to the Company. The Company accounts for product revenue as a principal in the arrangement with its customers. This conclusion is reached because (i) the Company determines which providers conduct medical evaluations for its customers; (ii) the Company is primarily responsible for the satisfactory fulfillment and acceptability of the products and services provided; (iii) the Company incurs costs for medical evaluations even for visits that do not result in a prescription and the sale of products; and (iv) the Company, at its sole discretion, sets all listed prices charged on its websites for products.

Additionally, the Company has entered into a Master Services Agreement and Statement of Work with Epiq Scripts, LLC (“Contracted Pharmacy”), which is a related party, to provide pharmacy and compounding services to fulfill its promise to customers for contracts that include the sale of prescription products. The Company accounts for prescription product revenue as a principal in the arrangement with its customers. This conclusion is reached because (i) the Company has sole discretion in determining which Contracted Pharmacy fills a customer’s prescription; (ii) Contracted Pharmacy fills prescriptions based on fulfillment instructions provided by the Company, including using the Company’s branded packaging for generic products; (iii) the Company is primarily responsible to the customer for the satisfactory fulfillment and acceptability of the order; and (iv) the Company, at its sole discretion, sets all listed prices charged on its websites for products.

The Company accounts for shipping activities, consisting of direct costs to ship products performed after the control of a product has been transferred to the customer, in cost of revenue.

Variable Consideration. Refunds, credits, and chargebacks represent variable consideration under ASC 606. The Company estimates these amounts using the expected value method based on historical experience and current trends. Such amounts are recorded as a reduction of revenue in the period in which the related sales occur and are not expected to be subject to significant reversal.

Remaining Performance Obligations. The Company applies the practical expedient under ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less. All of the Company’s contracts with customers qualify for this practical expedient.

Disaggregation of Revenue. The Company generates all revenue through a single channel: the direct sale of products to consumers through its online platform. Consultation services are provided as part of the prescription evaluation process at no charge to the customer and do not represent a separate revenue stream. Management believes this single category of online revenue appropriately depicts how economic factors affect the nature, amount, timing, and uncertainty of the Company’s revenue and cash flows, consistent with the disaggregation objective of ASC 606-10-50-5.

Inventories

Inventories are stated at the lower of cost or net realizable value with cost being determined on a first-in, first-out (“FIFO”) basis. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. During the three months ended March 31, 2026 and 2025, there were no inventory write-downs.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of FASB ASC 855, Subsequent Events, for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the condensed consolidated financial statements were issued (see Note 10).

Digital Asset Treasury Activity

The Company does not hold digital assets for investment or treasury purposes and had no crypto asset holdings or balances in transfer accounts as of March 31, 2026.

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

NOTE 3 – DEPOSITS

The Company signed a lease agreement for office space, effective October 1, 2022, which included an initial security deposit of $16,942. The lease expired on November 30, 2025 and the security deposit remained receivable at December 31, 2025. The security deposit was returned during the three months ended March 31, 2026.

The Company signed a five-year lease agreement for office space, effective November 1, 2025 through October 31, 2030, which included an initial security deposit of $14,557. As of March 31, 2026 and December 31, 2025, the balance was $14,557 for each period, respectively.

The Company signed a short-term lease agreement for office space, effective September 1, 2025, which included an initial security deposit of $2,400. As of March 31, 2026 and December 31, 2025, the balance was $2,400 for each period, respectively.

NOTE 4 – LOANS FROM RELATED PARTIES

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

The Cohen Note in the principal amount of $150,000, accrues interest at the rate of 8% per annum (12% upon the occurrence of an event of default), with interest accruing monthly in arrears and payable at maturity or earlier acceleration. The Cohen Note was due upon the earlier of January 2, 2025, and upon acceleration by Cohen Enterprises pursuant to the terms thereof upon default, or automatically upon certain bankruptcy events occurring. The Cohen Note may be prepaid without penalty, is unsecured and contains customary representations and covenants of the Company. The note includes customary events of default, and allows Cohen Enterprises the right to accelerate the amount due under the note upon the occurrence of such event of default, subject to certain cure rights. On December 13, 2024, Mr. Cohen sold his note in the amount of $150,000 to a third-party entity. The terms of the note remain unchanged; however, the note is no longer considered a related party, see Note 5.

On May 2, 2025, the Company borrowed $100,000 from The Tiger Cub Trust, which trust is controlled by the Company’s Chief Executive Officer and Chairman, Jacob D. Cohen (“Tiger Cub”), and entered into a Promissory Note with Tiger Cub to evidence such loan. The Promissory Note has a principal balance of $100,000. The Promissory Note is unsecured and bears interest at a rate of 18% per annum, compounded monthly, and matures on the earliest of (i) May 2, 2026, (ii) acceleration upon an event of default at the option of the holder, or (iii) five business days following the closing of a Qualified Financing. On December 19, 2025, the note was paid in full, including accrued interest of $18,000 resulting in a loss on debt extinguishment of $6,450.

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

On December 4, 2025, the Company borrowed $75,000 from The Tiger Cub Trust, which trust is controlled by the Company’s Chief Executive Officer and Chairman, Jacob D. Cohen (“Tiger Cub”), and entered into a Promissory Note with Tiger Cub to evidence such loan. The Promissory Note has a principal balance of $75,000. The Promissory Note is unsecured and bears interest at a rate of 18% per annum, compounded monthly, and matures on the earliest of (i) December 4, 2026, (ii) acceleration upon an event of default at the option of the holder, or (iii) five business days following the closing of a Qualified Financing. On December 19, 2025, the note was paid in full, including accrued interest due through maturity of $13,500.

NOTE 5 – NOTES PAYABLE

On December 13, 2024, Cohen Enterprises, Inc., which is owned and controlled by Jacob Cohen, our Chief Executive Officer, entered into a Note Purchase Agreement with Mill End Capital Ltd. (“Mill End”), and sold a Promissory Note totaling $150,000 (the Cohen Note) to Mill End. The Promissory Note bears interest of 12% (default rate) and is due on January 2, 2025.

On January 15, 2025, the Company entered into a Debt Conversion Agreement (the “Debt Conversion Agreement”) with Mill End, pursuant to which acquired by Mill End from Cohen Enterprises on December 13, 2024, for $150,000.

Pursuant to the Debt Conversion Agreement, on January 15, 2025, the Company and Mill End agreed to convert the entire $150,000 owed by the Company to Mill End under the Promissory Note, into an aggregate of 100,000 shares of restricted common stock of the Company, based on an agreed conversion price of $1.50 per share.

Pursuant to the Debt Conversion Agreement, which included customary representations and warranties of the parties, Mill End agreed that the shares of common stock issuable in connection therewith were in full and complete satisfaction of amounts owed under the Converted Note.

On April 15, 2025, the Company borrowed $500,000 from Indigo Capital LP (the “Holder”), which loan was evidenced by a Promissory Note dated April 15, 2025 (the “Indigo Note”). The Indigo Note is unsecured and bears interest at 18% per annum, compounded monthly, with accrued interest payable in full on the maturity date, subject to acceleration and prepayment terms as described below. The Inidigo Note matures on the earlier of (i) April 15, 2026 (the “Stated Maturity Date”), (ii) the date on which the Holder provides written notice of acceleration following an event of default or other specified triggering event, and (iii) five (5) business days following the closing of a Qualified Funding (a “Mandatory Prepayment”). “Qualified Financing” means a fundraising by the Company, other than in connection with the sale of notes on substantially similar terms as this note, after the date of the Indigo Note, for the principal purpose of raising capital.

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

On July 16, 2025, Indigo Capital LP converted the full $500,000 principal amount of their note, and accrued interest of $90,000, into an aggregate of 393,333 shares of common stock of the Company at a conversion price of $1.50 per share, as set forth in the convertible promissory note.

NOTE 6 – CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.0001 par value.

Series B Convertible Preferred Stock

On March 28, 2024 and amended on June 27, 2024, the Company designated 6,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”). Each Series B Preferred Stock share has a stated value equal to $1,100, subject to increase under the terms of the designation (the “Stated Value”). as of March 31, 2026 and December 31, 2025, there were 50 and 50 shares of Series B Preferred Stock issued and outstanding, respectively.

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

On March 17, 2025, with the approval of the shareholders of the Company at the special meeting of shareholders held on the same date, the Company submitted to the Secretary of the State of Texas, an amendment to the Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Mangoceuticals, Inc., to: (a) reduce the conversion price set forth therein to a fixed price of $1.50 per share (subject to customary adjustments for stock splits) (compared to having a fixed conversion price of $2.25 prior to the amendment); (b) reduce the floor price set forth therein from $2.25 to $1.50 per share (subject to customary adjustments for stock splits); (c) remove the dividend rights set forth therein (except for standard participatory rights for dividends declared on the Company’s common stock); and exclude the Company’s then wholly-owned subsidiary, Mango & Peaches, from the definition of Change of Control Transaction thereunder (as a result, the issuance of securities of Mango & Peaches to Mr. Jacob Cohen, the Company’s Chief Executive Officer and Chairman, will not be a Change of Control Transaction, trigger an event of default under the Series B Preferred Stock or be deemed an Equity Condition (as defined in the designation of the Series B Preferred Stock)(the “Designation Amendment”).

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

6% Series C Convertible Cumulative Preferred Stock

On April 18, 2024, the Company designated 6,250,000 shares of a then new series of preferred stock, par value $0.0001 per share, the Company’s “6% Series C Convertible Cumulative Preferred Stock” (the “Series C Preferred Stock”). As of March 31, 2026 and December 31, 2025, there were 980,000 shares of Series C Preferred Stock issued and outstanding. The Series C Preferred Stock has a stated value equal to $20 per share, subject to increase under the terms of the designation (the “Stated Value”).

As of March 31, 2026 and December 31, 2025, arrearages in cumulative preferred dividends were $2,272,109 and $1,979,109, respectively. Per the terms of the Series C Preferred Stock designation, undeclared dividends increase the stated value of the instruments.

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

As a result of the Amendment Letter, a total of $147,451 remains due to Intramont in connection with the Cash Payments as of March 31, 2026, which the Company expects to pay over time, by way of expenses associated with the development of the Patents.

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.0001 per share, of which 16,967,421 shares were issued and outstanding at March 31, 2026, and 15,888,795 shares were issued and outstanding at December 31, 2025.

On January 1, 2026, we entered into a Third Amendment to Consulting Agreement with LSTM whereby LSTM agreed to provide additional general consulting services as reasonably requested by the Company during the term of the agreement, which was for 12 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the additional services under the agreement, the Company issued LSTM an additional 400,000 shares (for a total of 1,100,000 shares of common stock) which were issued under the Company’s 2022 Plan. The shares were valued at $0.74 per share for a total of $296,000, which is included in stock-based compensation on the statement of operations.

On January 12, 2026, we entered into another service agreement with Greentree. The Company and Greentree were previously party to a service agreement which expired pursuant to its terms on September 30, 2025. The Company agreed to issue Greentree 40,000 shares of the Company’s restricted common stock upon the parties’ entry into the agreement (fully-earned upon issuance), and to pay Greentree $40,000 in cash, payable as follows: (a) $20,000 on or before January 15, 2026; and (b) $20,000 on or before March 31, 2026, which is still due and outstanding as of the date of this report. We also agreed to reimburse Greentree for its reasonable out-of-pocket expenses incurred in connection with Greentree’s activities under the agreement, including the reasonable fees and travel expenses for the meetings on behalf of the Company. The 40,000 shares were issued to Greentree at a price of $0.785 per share for a total of $31,400, which is included in stock-based compensation on the statement of operations.

On January 22, 2026, we entered into a Consulting Agreement with Muhammad Azfar (“Azfar”) whereby Azfar agreed to provide general consulting services as reasonably requested by the Company during the term of the agreement, which was for 6 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the consulting services under the agreement, the Company issued Azfar 75,000 shares which were issued under the Company’s 2022 Plan. The shares were valued at $0.537 per share for a total of $40,275, which is included in stock-based compensation on the statement of operations.

On March 13, 2026, the Company issued at total of 313,625 shares of the Company’s common stock to and among eight (8) employees and contractors as a bonus and for services rendered for its then subsidiary, Mango & Peaches Corp. The shares were not subject to any vesting requirements and were issued under the Company’s 2022 Plan. The shares were issued at a price of $0.384 per share for a total of $120,463, which is included in stock-based compensation on the statement of operations.

On March 16, 2026, we entered into a Consulting Agreement with Gatorland Holdings, LLC (“Gatorland”) whereby Gatorland agreed to provide general business advisory and consulting services specifically related to its subsidiary, Mango & Peaches Corp and as reasonably requested by the Company during the term of the agreement, which was for 12 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the consulting services under the agreement, the Company issued Gatorland 250,000 shares which were issued under the Company’s 2022 Plan. The shares were issued at a price of $0.404 per share for a total of $101,000, which is included in stock-based compensation on the statement of operations.

Options:

The Company measures all equity-classified share-based payment awards at fair value on the grant date. In accordance with ASC 718-20-35, the grant-date fair value of equity-classified awards is not remeasured after the grant date. Compensation cost for these awards is recognized on a straight-line basis over the requisite service period, adjusted for actual forfeitures.

Liability-classified awards are remeasured at fair value at each reporting date until settlement, with changes in fair value recognized in earnings for the period.

If an award is modified, the Company recognizes incremental compensation cost, defined as the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

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

On March 16, 2026, upon the recommendation of the compensation committee of the Board of Directors of the Company, and pursuant to the authority provided to the Board pursuant to the terms of the Company’s 2022 Equity Incentive Plan, as amended and restated, which was previously been approved by the stockholders of the Company, the Board approved an option repricing (the “Repricing”) of the outstanding stock options held by the Company’s Chief Executive Officer and Chairman, Jacob Cohen, as of March 16, 2026. As permitted under the terms of the Company’s equity plans, the exercise price of each outstanding stock option with an exercise price held by Mr. Cohen was reduced to an amount which exceeded the closing price of the Company’s common stock on the Effective Date, which was $0.45 per share (the “New Exercise Price”).

In total the following options held by Mr. Cohen were re-priced to have an exercise price equal to the New Exercise Price: (a) options to purchase 50,000 shares of the Company’s common stock with an original exercise price of $16.50 per share, granted to Mr. Jacob Cohen on August 31, 2022; (b) options to purchase 83,333 shares of the Company’s common stock with an original exercise price of $4.80 per share, granted to Mr. Cohen on December 28, 2023; and (c) options to purchase 2,000,000 shares of the Company’s common stock with an original exercise price of $2.30 per share, granted to Mr. Cohen on September 9, 2025. In accordance with ASC 718-20-35, we have recorded an additional $37,978 in stock-based compensation related to the price modification. Mr. Cohen is a related party.

For the three months ended March 31, 2026 and 2025, $1,090,114 and $50,979, respectively, have been recorded and included as stock-based compensation expense on the condensed consolidated statement of operations.

The following table summarizes common stock option activity:

	Options	Weighted Average Exercise Price
Outstanding, December 31, 2024	156,666	$9.34

Granted	2,000,000	$0.45
Exercised	-	-
Expired / Forfeited	-	-
Outstanding, December 31, 2025	2,156,666	$0.56

Granted	-	-
Exercised	-	-
Expired / Forfeited	-	-
Outstanding, March 31, 2026	2,156,666	$0.56
Exercisable, March 31, 2026	1,156,110	$0.65

The weighted average exercise prices, remaining lives for options granted, and exercisable as of March 31, 2026 were as follows:

	Outstanding Options			Exercisable Options
Options Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$16.50	10,000	.47	$16.50	9,444	$16.50
$0.45	50,000	.09	$0.45	50,000	$0.45
$0.45	83,333	.18	$0.45	83,333	$0.45
$5.55	13,333	.09	$5.55	13,333	$5.55
$0.45	2,000,000	9.45	$0.45	1,000,000	$0.45

As of March 31, 2026, the aggregate initial fair value of the options measured on the grant dates of August 31, 2022, May 1, 2023, December 28, 2023, July 12, 2024, and September 9, 2025 was calculated using the Black-Scholes option pricing model based on the following assumption:

Fair Value of common stock on measurement date	$30.47 – 0.37
Risk free interest rate	4.13% - 4.10%
Volatility	145.38% - 125.78%
Dividend Yield	0%
Expected Term	5.75 - 3.0

(1)	The risk-free interest rate was determined by management using the market yield on U.S. Treasury securities with comparable terms as of the measurement date.
(2)	The trading volatility was determined by calculating the volatility of the Company’s peer group.
(3)	The Company does not expect to pay a dividend in the foreseeable future.
(4)	The Company, in accordance with staff accounting bulletin (“SAB”)14-D.2, used the simplified method (plain vanilla) to determine the overall expected term.

Warrants:

In August 2022, the Company initiated a private placement of up to $2 million of units to accredited investors, with each unit consisting of one-fifteenth of a share of common stock and a warrant to purchase one-fifteenth of one share of common stock, at a price of $1.00 per unit (the “Private Placement Warrants”). The warrants have a five-year term (from each closing date that units were sold) and an exercise price of $15.00 per share. In total, we sold an aggregate of 2,000,000 units for $2,000,000 to 23 accredited investors between August 16, 2022 and December 22, 2022. There were Private Placement Warrants to purchase 65,033 and 65,033 shares of common stock outstanding as of March 31, 2026 and December 31, 2025, respectively.

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

In consideration for agreeing to provide the services under the agreement, the Company agreed to pay $6,250 in cash and issue Levo 13,000 shares of restricted common stock under the 2022 Plan. The shares were valued at $4.35 per share for a total of $56,160. The Company also agreed to issue warrants to purchase 20,000 shares of common stock of the Company, based on certain milestones being met. The warrants will expire three years from the date of milestone being reached. The agreement contains customary confidentiality and non-solicitation provisions. None of the milestones had been met as of March 31, 2026. In accordance with ASC 718, we have calculated the fair value to be $68,170 on the grant date of August 22, 2024, using the Black-Scholes Valuation Model. As of the date of this Report, no milestones have been met and therefore no warrants have been issued to Levo pursuant to the agreement.

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

As of March 31, 2026 and December 31, 2025, the fair value of warrants outstanding was $3,579,121 and $3,579,121, respectively. The warrant’s fair value was assessed on the grant date. During the three months ended March 31, 2026, there were no warrants to purchase, exercise or cancel common stock.

The following table summarizes common stock warrants activity:

	Warrants	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2024	940,333	$5.08

Granted	3,413,211	1.47
Exercised	1,425,143	1.26
Expired	-	-
Cancelled	-	-
Outstanding, December 31, 2025	2,928,401	1.98

Granted	-	-
Exercised	-	-
Expired	-	-
Cancelled	-	-
Outstanding, March 31, 2026	2,928,401	$1.98
Exercisable, March 31, 2026	2,928,401	$1.98

As of March 31, 2026, warrants to purchase 2,928,401 shares of common stock are outstanding and vested, and the vested stock warrants have a weighted average remaining life of 4.31 years.

The aggregate initial fair value of the warrants granted in 2026 and 2025 was calculated using the Black-Scholes option pricing model based on the following assumptions:

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

NOTE 7 – GOING CONCERN

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the next twelve months. As reflected in the accompanying consolidated financials, the Company had a net loss of $3,403,141 for the three months ended March 31, 2026 and an accumulated deficit of $44,050,630 as of March 31, 2026. The Company will need to raise additional capital to successfully execute its business plan of which there can be no assurance. The sources of this capital are expected to be the sale of equity and debt, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing shareholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues, our financial position, and liquidity, or force us to abandon our business plan. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Unless management is able to obtain additional financing, it is unlikely that the Company will be able to meet its funding requirements during the 12 months from date of issuance of this filing. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company may become a party to lawsuits involving various matters. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.

On October 31, 2024, Eli Lilly and Company (“Eli Lilly”) filed a complaint against us in the Northern District of Texas Dallas Division. The complaint alleges causes of action against us for false and misleading advertising and promotion in violation of Section 43(a)(1)(B) of the Lanham Act; and false advertising, in connection with the Company’s TRIM product, and seeks (a) a declaratory judgment, an injunction from falsely stating or suggesting that our oral dissolvable tirzepatide tablets are approved by the FDA, have been the subject of clinical studies, or achieve certain therapeutic outcomes; engaging in any unfair competition with Eli Lilly; and engaging in any deceptive or unfair acts; (b) an order requiring the Company and its officers, agents, servants, employees, and attorneys and all persons acting in concert or participation with any of them, to engage in corrective advertising by informing consumers that: a. our oral dissolvable tirzepatide tablets do not contain the same formulation as MOUNJARO® or ZEPBOUND®; b. our oral dissolvable tirzepatide tablets do not contain the same dosage as MOUNJARO® or ZEPBOUND®; c. our oral dissolvable tirzepatide tablets are not and have never been approved by the FDA; d. our oral dissolvable tirzepatide tablets have never been studied in clinical trials; and d. our oral dissolvable tirzepatide tablets have never been demonstrated to be safe or effective; (c) an order directing the Company to file with the court and serve on Eli Lilly’s attorneys, thirty (30) days after the date of entry of any injunction, a report in writing and under oath setting forth in detail the manner and form in which it has complied with the court’s injunction; (d) an order requiring the Company to account for and pay to Eli Lilly any and all profits arising from the foregoing acts of alleged false advertising; (e) an order requiring the Company to pay Eli Lilly compensatory damages in an amount as of yet undetermined caused by the false advertising and trebling such compensatory damages for payment to Lilly in accordance with 15 U.S.C. § 1117 and other applicable laws; (f) an order requiring the Company to pay Eli Lilly all types of monetary remedies available under Texas state law in amounts as of yet undetermined caused by the foregoing acts of unfair competition; (g) pre-judgment and post-judgment interest on all damages; and (h) attorney’s fees.

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

On June 23, 2025, the Company and Eli Lilly entered into a Confidential Settlement and Mutual Release Agreement whereby both parties agreed to settle and resolve the complaint upon the Company agreeing pay Eli Lilly a total of $20,000 in cash (the “Settlement Amount”) and the Company agreeing to refrain from marketing and selling its Tirzepatide based ‘TRIM’ products on its MangoRx.com website in the future. The Company paid the Settlement Amount on June 27, 2025 and the dispute has been settled in full.

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

On July 1, 2025, Mr. Antonios Isaac, the Company’s President and member of the Board of Directors, provided notice to the Company of his resignation as both a member of the Board of Directors and President, which terminated the Isaac Consulting Agreement.

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

On January 12, 2026, we entered into another service agreement with Greentree. The Company and Greentree were previously party to a service agreement which expired pursuant to its terms on December 31, 2025. Since February 2015, Mr. Eugene M. Johnston, our Chief Financial Officer (who was appointed October 1, 2022), has served as Audit Manager for Greentree.

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

RELATED PARTIES

On April 24, 2025, we entered into a First Amendment to Amended and Restated Executive Employment Agreement with Jacob D. Cohen, our Chief Executive Officer (the “Amendment”). The Amendment, which has an effective date of April 1, 2025, amended that prior Amended and Restated Executive Employment Agreement dated December 13, 2024, by and between the Company and Mr. Cohen, as amended to date (the “A&R Agreement”) to: (a) provide for Mr. Cohen to be paid a bonus of an additional 4,892,906 shares of Mango & Peaches, a subsidiary of the Company, common stock (the “M&P Stock”); (b) increase Mr. Cohen’s base yearly compensation to $420,000 per year (from $360,000 per year); (c) increase the monthly office allowance payable to Mr. Cohen to $10,000 (from $7,500); and (d) increase the monthly car allowance payable to Mr. Cohen to $5,000 per month (from $2,500). As of March 31, 2026, the Company had overpaid the car allowance by $20,056, reflected as due from related party on the financial statements.

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

The PrevenTech MDA contains customary confidentiality provisions, representations and warranties of the parties, indemnification obligations, disclaimers and covenants, for an agreement of type and size of the PrevenTech MDA. as of March 31, 2026, there have been no reported sales in conjunction with the license agreement.

NOTE 9 – OPERATING LEASES

The Company has a lease for an office in Dallas, Texas classified as operating leases under ASC 842.

Effective November 1, 2025, the Company entered into a Lease Agreement (the “Lease”) with SVHQ, LLC (the “Landlord”) to lease and occupy approximately 2,467 square feet of office space located at 17130 Dallas Parkway, Dallas, Texas 75248, Suite 245 (the “Premises”). The Lease also includes the non-exclusive right, in common with Landlord, to use and occupy an adjacent shared space consisting of approximately 1,253 square feet (the “Shared Space”). The Lease has a term of sixty (60) months, commencing on November 1, 2025 and expiring on October 31, 2030, and has a monthly base rent of $4,852, including $3,803 for the Premises and $966 for the Shared Space (the “Base Rent”). In addition to the Base Rent, the Company is required to reimburse the landlord for its pro-rata share of all real estate taxes and assessments, insurance, and common area maintenance costs for the building at the rate of 14.81%, consisting of 11.81% for the Premises and 3.00% for the Shared Space (the “Additional Rent”). Upon the execution of the Lease, the Company has agreed to prepay the first full month’s Base Rent and Additional Rent, consisting of $6,141, along with a security deposit equal to $14,557. The Lease includes a right of first refusal to purchase the Premises, but not the Shared Space, on the same terms and conditions as those offered by Landlord to any bona fide third-party purchaser during the term. The Lease includes customary representations of the Company and the Landlord.

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company used an estimated incremental borrowing rate of 8% to estimate the present value of the right-of-use liability.

The Company has right-of-use assets of $294,061 and operating lease liabilities of $294,023 as of March 31, 2026. Operating lease expense for the three months ended March 31, 2026 was $6,141. The Company has recorded $0 in impairment charges related to right-of-use assets during the three months ended March 31, 2026.

Maturity of Lease Liabilities at March 31, 2026	Amount
2026	$55,273
2027	73,697
2028	73,697
Later years	141,253
Total lease payments	343,920
Less: Imputed interest	(49,898)
Present value of lease liabilities	$294,023

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the consolidated balance sheet date but before the condensed consolidated financial statements are issued. Based on the evaluation, the Company identified the following subsequent events:

On April 27, 2026, we entered into an Extension Agreement related to the Consulting Agreement with LSTM whereby the Company agreed to extend the term of the agreement by an additional six (6) months until November 2, 2026. In consideration for agreeing to the extension, the Company issued LSTM 200,000 shares of common stock, which were issued under the Company’s 2022 Plan. The shares were valued at $0.40 per share for a total of $80,000.

On May 18, 2026, M&P and Jacob Cohen, the Company’s Chief Executive Officer and Chairman, entered into a Clarification Agreement (the “Clarification Agreement”), effective as of May 13, 2025, the date on which the 4,892,906 shares of M&P common stock (the “Shares”) were originally issued to Mr. Cohen. The Clarification Agreement confirms that it was never the intent of the parties that Mr. Cohen would participate in, bear responsibility for, or be allocated any losses, liabilities, deficits, or other negative economic attributes of M&P by virtue of his ownership of the Shares. The Clarification Agreement further confirms that Mr. Cohen retains the right to participate in positive economic value associated with the Shares, including any appreciation in value, dividends, distributions, or proceeds upon a sale, merger, or liquidation, subject to M&P’s organizational documents and applicable law. As of March 31, 2026, M&P has an accumulated deficit and no current positive equity value. Accordingly, no noncontrolling interest has been recognized in the condensed consolidated financial statements of the Company with respect to Mr. Cohen’s interest in M&P, as any such balance is de minimis and immaterial. This conclusion will be reassessed in future periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed interim condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and the notes to those consolidated financial statements for the fiscal year ended December 31, 2025, which were included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 1, 2026 (the “2025 Annual Report”). The following discussion contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. See also “Cautionary Statement Regarding Forward-Looking Information”, above. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Quarterly Report and in other reports we file with the SEC. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason, except as otherwise provided by law.

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

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited condensed consolidated financial statements of the Company for the three months ended March 31, 2026 and 2025, above.

See also “Glossary of Industry Terms” beginning on page 3 of our 2025 Annual Report for information on certain of the terms used below.

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

In addition:

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“FDA” means the U.S. Food and Drug Administration;
●	“FFD&C Act” means the Federal Food, Drug and Cosmetic Act, which is a set of U.S. laws passed by Congress in 1938 giving authority to the FDA to oversee the safety of food, drugs, medical devices, and cosmetics;
●	“Nasdaq” means the Nasdaq Capital Market;
●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and
●	“Securities Act” refers to the Securities Act of 1933, as amended.

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

Introduction

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. An overview of our current operations.

●	Plan of Operations. A description of our plan of operations for the next 12 months including required funding.

●	Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2026 and 2025.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

●	Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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

Our Mango ED product has not been, and will not be, approved by the FDA and instead we produce and sell our products, including our Mango ED product, under an exemption provided by Section 503A of the Federal Food, Drug and Cosmetic Act (“FFD&C Act”). Additionally, because our Mango ED product is being specifically compounded for the customer by a pharmacist with a physician’s prescription and because the ingredients for our Mango ED product are publicly disclosed, this product formula can be replicated by other companies.

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

We currently offer one dosage level of our Mango GROW product and anticipate doctors prescribing Mango GROW based on the needs and medical history of the patient. Our Mango GROW product currently includes the following amounts of the four ingredients: (1) Minoxidil (2.5mg), (2) Finasteride (1mg), (3) Vitamin D3 (2000IU), and (4) Biotin (1mg). Our Mango GROW product has not been, and will not be, approved by the FDA and instead we produce and sell our Mango GROW product and plan to produce and sell future pharmaceutical products, under an exemption provided by Section 503A of the FFD&C Act.

We are not aware of any clinical studies involving the administration of Minoxidil and Finasteride sublingually at the dose we provide patients, or the compounding of Minoxidil, Finasteride, Vitamin D3, and Biotin, to treat hair growth, as is contemplated by our Mango GROW product. We are, however, aware of other companies that are currently selling oral tablets for hair growth, including those using a combination of Minoxidil and Finasteride. Additionally, because our Mango GROW product is being specifically compounded for the customer by a pharmacist with a physician’s prescription and because the ingredients for our Mango GROW product are publicly disclosed, this product formula can be replicated by other companies.

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

We currently offer four dosage levels of our SLIM product and anticipate doctors prescribing SLIM based on their needs and medical history of the patient. Our SLIM product currently includes the (1) Vitamin B6 (10mg), and (2) Semaglutide, in either 0.5mg, 1.0mg, 1.5mg or 2.0mg variations, which amount is based on the prescribing practitioner. Our SLIM product has not been, and will not be, approved by the FDA and instead we produce and sell our SLIM product and plan to produce and sell future pharmaceutical products, under an exemption provided by Section 503A of the FFD&C Act.

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

Marketed Product

We also market and sell the following product (such product, together with our Compounded Products, our “Pharmaceutical Products”):

‘PRIME’ by MangoRx, Powered by Kyzatrex® - ‘PRIME’, by MangoRx, powered by Kyzatrex®, an FDA-approved oral Testosterone Replacement Therapy (TRT) product, available by prescription, that is used to treat adult men who have low or no testosterone levels due to certain medical conditions. ‘PRIME’, by MangoRx, powered by Kyzatrex® is one of only three FDA approved TRT treatments that is delivered orally—as opposed to the traditional, invasive, and inconvenient injection-based drug delivery protocol. ‘PRIME’, by MangoRx, powered by Kyzatrex® delivers testosterone in a softgel capsule that is absorbed primarily via the lymphatic system, avoiding liver toxicity. The benefits of ‘PRIME,’ powered by Kyzatrex®, over traditional injectable TRTs include enhanced vitality, improved mood, sharper cognition, optimized physical performance, and balanced hormonal levels at 96% efficacy by day 90, as demonstrated in Phase 3 clinical research by Marius Pharmaceuticals. With ‘PRIME,’ MangoRx is working to expand broad-based consumer access to this therapy.

Future Plans

The Company, through the patent portfolio acquired as part of the Intramont IP Purchase Agreement (as further described under “Part I – Item 1. Financial Statements” in the Notes to Condensed Consolidated Financial Statements in “Note 1 – Organization and Description of the Business”), is in the process of conducting Phase II clinical trials and efficacy studies to determine the effectiveness of its patented respiratory illness prevention technology against the likes of the influenza A virus (H1N1) and avian influenza (H5N1). A majority of these studies were completed in 2025 and the Company is currently in the process of determining next steps in its commercialization and monetization efforts.

The Company, through its Master Distribution Agreement with Propre Energie, Inc. (as further described under “Part I – Item 1. Financial Statements” in the Notes to Condensed Consolidated Financial Statements in “Note 2 – Summary of Significant Accounting Policies—Master Distribution Agreements”) intends to license certain intellectual property and patent rights from Propre relating to clinically proven, plant-based formulations targeting hyperpigmentation, dark spots, uneven skin tone, and skin brightening through advanced solutions marketed under the brand Dermytol® (“Dermytol”). The Company is in the process of preparing its marketing and distribution strategy for Dermytol and intends to commence operations under this agreement in the 3rd quarter of 2026.

Plan of Operations

We had a working capital deficit of approximately $0.5 million and working capital of $0.7 million as of March 31, 2026 and December 31, 2025, respectively. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we currently anticipate the need for additional funding in order to continue our operations at their current levels and to pay the costs associated with being a public company for the next 12 months. We may also require additional funding in the future to expand or complete acquisitions.

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

Strategic Alternatives

In October 2024, the Board of Directors of the Company initiated a process to evaluate potential strategic alternatives with the intent to unlock and maximize shareholder value, including but not limited to potential mergers, acquisitions, divestitures and business combinations, acquisitions of businesses, entry into new lines of business, business expansions, joint ventures, and other key strategic transactions outside the ordinary course of the Company’s current business. This initiative is being undertaken in parallel with the Company’s current business operations. In consultation with financial and legal advisors, the Company intends to consider a broad range of strategic, operational and financial alternatives, and is exploring a full range of options. There is no assurance that the strategic review process will result in the approval or completion of any specific transaction or outcome. The Company has not established a timeline for completion of the review process and does not intend to comment further unless and until its Board of Directors has approved a definitive course of action, or it is determined that other disclosure is necessary or appropriate.

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

We had revenues of $67,864 for the three months ended March 31, 2026, compared to revenues of $109,306 for the three months ended March 31, 2025, which decrease was mainly due to our focus on in-house website development and testing of new TRT product in specific markets prior to full launch.

Cost of revenues was $8,218 and $24,737 for the three months ended March 31, 2026 and 2025, respectively, which increase was due to fluctuations in third-party service provider usage, product promotions and delivery costs during the current period.

Cost of revenues – related party, representing amounts paid to Epiq Scripts, our related party pharmacy (as discussed above) for pharmacy services, totaled $30,645 and $22,505 for the three months ended March 31, 2026 and 2025, respectively, which decrease in the current period was due to the increased use of third-party providers.

General and administrative expenses were $1,054,122 and $1,542,444 for the three months ended March 31, 2026 and 2025, respectively, which decrease was mainly due to a reduction in consulting fees and insurance, offset by increases in travel, legal and accounting expenses.

Salaries and benefits were $346,860 and $349,783 for the three months ended March 31, 2026 and 2025, respectively, which decrease was due to changes in personnel. There was an item that has been reclassified, resulting in a prior year change.

Advertising and marketing expenses were $94,073 and $281,732 for the three months ended March 31, 2026 and 2025, respectively. The decrease was related to a reduction in advertising and marketing while we focused on our website re-launch and more targeted marketing.

Investor relations expenses were $12,451 and $1,419,000 for the three months ended March 31, 2026 and 2025, respectively, which decrease was related to a reduction in public awareness campaigns.

Stock-based compensation totaled $1,647,821 and $1,045,479 (inclusive of stock issued for services and issuances of options and warrants) for the three months ended March 31, 2026 and 2025, respectively, which increase was due to stock issuances for employees and consultants in lieu of cash.

We had $0 and $13,700 of interest expense for the three months ended March 31, 2026 and 2025, respectively, which decrease was due to the repayment of loans in prior periods.

We had $276,815 of interest expense relating to amortization on discount in connection with the amortization of intangible assets, for the three months ended March 31, 2026, compared to $276,815 for the three months ended March 31, 2025. There was an item that has been reclassified, resulting in a prior year change.

We had a net loss of $3,403,141 for the three months ended March 31, 2026, compared to a net loss of $4,839,489 for the three months ended March 31, 2025, a decrease in net loss of $1,436,348 due to decreases in all operating expenses, except stock-based compensation.

Liquidity and Capital Resources

As of March 31, 2026, we had $174,562 of cash on-hand, compared to $1,486,338 of cash on-hand of December 31, 2025. We also had $897 of prepaid expenses, representing payroll taxes, and $16,957 of deposits, and $20,056 due from related party, relating to amount owed from from our CEO Jacob Cohen, as well as $1,544 of property and equipment, net, consisting of computers, $294,061 of right of use-asset in connection with our lease, and $13,941,146 of patents and license agreements, net of amortization and impairment, which license agreement we acquired pursuant to certain Patent Purchase and Master License Agreement, after accounting for an impairment on the license agreement with Propre Energie Inc for Dermytol in the amount of $1,239,942.

Cash decreased mainly due to funds used in operations with no additional fund raising during the three-month period ended March 31, 2026.

As of March 31, 2026, the Company had total current liabilities of $737,606, consisting of $529,800 of accounts payable and accrued liabilities, $3,297 of payroll tax liabilities, relating to payroll taxes that are due after March 31, 2026, $57,058 of right-of-use liability, operating lease, and $147,451 of other liabilities including amounts owed to Intramont in connection with the purchase of intellectual property. We also had $236,965 of right-of-use liability relating to operating leases as of March 31, 2026.

As of March 31, 2026, we had $14,449,223 in total assets, $974,571 in total liabilities, a working capital deficit of $0.5 million and a total accumulated deficit of $44.1 million.

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

We have experienced recurring net losses since inception. We believe that we will continue to incur substantial operating expenses in the foreseeable future as we continue to invest to market and sell our Pharmaceutical Products and to attract customers, expand the product offerings and enhance technology and infrastructure. These efforts may prove more expensive than we anticipate, and we may not succeed in generating commercial revenues or net income to offset these expenses. Accordingly, we may not be able to achieve profitability, and we may incur significant losses for the foreseeable future. Our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of December 31, 2025. Additionally, as of March 31, 2026, our current capital resources, combined with the net proceeds from the offering, are not expected to be sufficient for us to fund operations for the next 12 months. We need to raise funding to support our operations in the future. We may also seek to acquire additional businesses or assets in the future, which may require us to raise funding. We currently anticipate such funding being raised through the offering of debt or equity. Such additional financing, if required, may not be available on favorable terms, if at all. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our shareholders experiencing significant dilution. If such financing is unavailable, we may be forced to curtail our business plan, which may cause the value of our securities to decline in value. Additionally, we may receive funding upon the exercise of outstanding warrants from time to time, which exercises may cause dilution to existing shareholders.

To support our existing operations or any future expansion of business, including the ability to execute our growth strategy, we must have sufficient capital to continue to make investments and fund operations. We have plans to pursue an aggressive growth strategy for the expansion of operations through marketing to attract new customers for our Pharmaceutical Products.

Cash Flows

	Three months ended March 31, 2026	Three months ended March 31, 2025
Cash (used in)provided by:
Operating activities	$(1,311,343)	$(2,274,781)
Investing activities	—	—
Financing activities	—	2,285,000
Net increase (decrease) in cash equivalents	$(1,311,343)	$10,219

Net cash used in operating activities was $1,311,343 for the three months ended March 31, 2026, which was mainly due to $3,403,141 of net loss, offset by $1,090,114 of options vested for stock-based compensation and $589,107 of issuance of common stock for services.

Net cash used in operating activities was $2,274,781 for the three months ended March 31, 2025, which was mainly due to $4,839,489 of net loss, offset by $1,938,500 of common stock issued for services, and $340,678 of accounts payable and accrued liabilities related parties.

There was no net cash used in investing activities for the three months ended March 31, 2026 or 2025.

Net cash provided by financing activities was $0 for the three months ended March 31, 2026 and $2,285,000, which for the 2025 period, was due to proceeds from the sale of common stock ($655,000), Series B Convertible Preferred Stock ($1,150,000), and warrants ($480,000).

Related Party Loans and Advances

During the year ended December 31, 2025, Mr. Cohen used his personal credit card for payments to a third-party vendor for services rendered to the Company. The total amount outstanding as of March 31, 2026 and December 31, 2025 was $0.

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

The Tiger Cub Warrants have an exercise price of $1.815 per share, a term through July 21, 2028, and cash only exercise rights.

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

On April 2, 2025, MAAB converted the Debt into 333,333 shares of the Company’s common stock, at a conversion price of $1.50 per share, pursuant to the terms of such Debt, as amended on January 27, 2025. The principal balance of the note as of December 31, 2025 and March 31, 2026 is $-0-.

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

During the quarter ended June 30, 2025, holders of the Series B Convertible Preferred Stock converted 850 shares of Series B Convertible Preferred Stock into 1,001,733 shares of common stock at conversion prices between $1.50 and $2.25 per share, pursuant to the terms of the Series B Convertible Preferred Stock.

On March 17, 2025, with the approval of the shareholders of the Company at the special meeting of shareholders held on the same date, the Company submitted to the Secretary of the State of Texas, an amendment to the Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Mangoceuticals, Inc. (the “Series B Designation”), to: (a) reduce the conversion price set forth therein to a fixed price of $1.50 per share (subject to customary adjustments for stock splits) (compared to having a fixed conversion price of $2.25 prior to the amendment)(the “Conversion Price”); (b) reduce the floor price set forth therein from $2.25 to $1.50 per share (subject to customary adjustments for stock splits)(the “Floor Price”); (c) remove the dividend rights set forth therein (except for standard participatory rights for dividends declared on the Company’s common stock); and exclude the Company’s then wholly-owned subsidiary, Mango & Peaches Corp. (“Mango & Peaches”), from the definition of Change of Control Transaction thereunder (as a result, the issuance of securities of Mango & Peaches to Mr. Jacob Cohen, the Company’s Chief Executive Officer and Chairman, will not be a Change of Control Transaction, trigger an event of default under the Series B Preferred Stock or be deemed an Equity Condition (as defined in the designation of the Series B Preferred Stock)(the “Designation Amendment”).

The Company’s Series B Convertible Preferred Stock currently have the following rights and privileges:

●	Dividends: Holders participate in dividends or distributions on common stock on an as-converted basis, excluding distributions solely of common stock.
●	Prohibitions on Variable Rate Transactions: The Company is restricted from entering into most variable rate transactions involving equity securities while Series B Convertible Preferred Stock is outstanding, with limited exceptions such as equity lines of credit.
●	Liquidation Preference: In a liquidation, holders of Series B Convertible Preferred Stock are entitled to the Stated Value of the Series B Convertible Preferred Stock (initially, $1,100, subject to increases as discussed below) plus accrued dividends and other amounts, prior to payments upon liquidation to junior securities.
●	Conversion Rights: Shares of Series B Convertible Preferred Stock are convertible at the option of the holder at a fixed price of $1.50 per share.
●	Conversion Limits: Holders cannot convert if such conversion would result in beneficial ownership exceeding 4.99% of the Company’s outstanding common stock.
●	Limited Voting Rights: The Series B Convertible Preferred Stock have no general voting rights, except as to specific protective provisions requiring majority holder consent for certain corporate actions (e.g., amendments to rights, changes to Series B Convertible Preferred Stock share count, and adverse charter amendments).
●	Events of Default: Events of default under the designation of the Series B Convertible Preferred Stock include failure to deliver conversion shares timely, insufficient reserved shares, breaches of covenants, bankruptcy, significant unsatisfied judgments, and delisting or trading suspensions. Upon default, the Stated Value increases by 17.5%.

●	Optional Redemption: The Company may redeem 50% of outstanding Series B Convertible Preferred Stock shares and, with holder consent, an additional 50%, subject to certain pricing thresholds based on timing from issuance (110%–120% of Stated Value plus accrued amounts). Such redemptions may only take place if certain equity conditions are met, including that there must be a valid way for holders to receive and resell shares (through a registration statement, Rule 144, or Section 3(a)(9)); shares must be actively trading and expected to continue; enough authorized shares must be available; share issuance must not breach ownership limits; no uncompleted major corporate changes should be pending; and the holder must not possess material non-public information from the Company.

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

On June 10, 2025, the Company delivered Advance Notices to Platinum Point Capital and sold Platinum Point Capital 261,667 shares of common stock pursuant to the terms of the ELOC ranging from $1.43 to $1.79 per share for a total of $366,830, net of fees, discounts and expenses.

As of March 31, 2026, the Company has sold 666,667 shares of common stock under the ELOC for $1,787,580 in gross proceeds, and there are no more shares available under the ELOC.

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

Share-Based Compensation - Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718, which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the shorter of period the employee or director is required to perform the services in exchange for the award or the vesting period. ASC 718 also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. Pursuant to ASC 505-50, for share-based payments to non-employees, compensation expense is determined at the “measurement date.” The expense is recognized over the service period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date. Additionally, we used this same methodology when determining the fair value of our restricted common stock issuances to managers and other related parties.

Estimating the Fair Value of Common Stock - We are required to estimate the fair value of the common stock underlying our stock-based awards and warrants when performing the fair value calculations using the Black-Scholes option pricing model.

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

In November 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. This ASU will likely result in us including the additional required disclosures when adopted. There was no material effect on the consolidated financial statements for the year ended December 31, 2025 as a result of the adoption of this ASU.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except that as of the three months ending March 31, 2026, we have added procedures to review journal entries prior to posting to the general ledger. Additionally, we are implementing procedures to address our future potential migration to new systems, by documenting order details and status that will be maintained internally and reviewed regularly by staff to ensure data is secured and available.

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

Such current litigation or other legal proceedings are described in, and incorporated by reference in, this “Item 1. Legal Proceedings” of this Form 10-Q from, “Part I – Item 1. Financial Statements” in the Notes to Condensed Consolidated Financial Statements in “Note 9 – Commitments and Contingences”, under the heading Legal Matters. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

Additionally, the outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

Item 1A. Risk Factors

Reference is made to Part I, Item 1A, “Risk Factors” included in our 2025 Annual Report for information concerning risk factors, which should be read in conjunction with the factors set forth in “Cautionary Statement Regarding Forward-Looking Information” of this Report and below (which updates one of the risk factors included in the 2025 Annual Report). There have been no material changes with respect to the risk factors disclosed in our 2025 Annual Form 10-K, except as set forth below. You should carefully consider such factors in the 2025 Annual Report and below, which could materially affect our business, financial condition or future results. The risks described in the 2025 Annual Report and below, are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

Finally, pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iii), if our common stock has a closing bid price of $0.10 or less for 10 consecutive business days during any compliance period imposed as a result of noncompliance with the Minimum Bid Price Requirement, Nasdaq will issue a delisting determination; however, unlike the process as discussed above for the determination of excessive reverse stock splits, suspension of trading of our common stock will generally be stayed while any appeal is pending. Over the past 52 weeks our common stock has traded as low as $0.1620 per share.

As discussed above, we are not currently in compliance with the Minimum Bid Price Requirement and our stockholders’ equity has in the past not been above Nasdaq’s $2.5 million minimum, we may not generate over $500,000 of yearly net income moving forward, we may not maintain $35 million in market value of listed securities, we may not be able to maintain independent directors (to the extent required), and as discussed above, we do not currently have a stock price over $1.00 per share. Nasdaq’s determination that we fail to meet the continued listing standards of Nasdaq or our failure to comply with the Minimum Bid Price Requirement in the future may result in our securities being delisted from Nasdaq.

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

We may be deemed to be engaged in manufacturing rather than compounding, which would subject us to more stringent regulatory requirements, and our reliance on a related-party pharmacy operating under Section 503A of the FFD&C Act exposes us to significant regulatory risk.

We depend on a related-party pharmacy to compound certain products pursuant to Section 503A of the FFD&C Act, which provides an exemption from certain requirements applicable to FDA-approved drugs only if specified conditions are satisfied. These conditions include, among others, compounding based on valid patient-specific prescriptions, limitations on the use of bulk drug substances, restrictions on compounding drugs that are essentially copies of commercially available products, and prohibitions on manufacturing or distributing compounded drugs at scale.

The FDA has recently increased scrutiny of compounding pharmacies and telehealth-related distribution models, including through warning letters, public statements and enforcement actions involving compounded drugs. Although recent FDA actions have focused on compounded GLP-1 products, the FDA has articulated broader concerns regarding whether certain business models improperly rely on the compounding framework while operating in a manner more akin to drug manufacturing. These concerns include, among others, the absence of bona fide patient-specific prescriptions, the use of bulk drug substances that may not qualify under Section 503A, compounding at scale, and marketing practices that may be misleading or that position compounded drugs as substitutes for FDA-approved products.

In addition, our model involves telehealth-enabled prescribing, which has been an area of increasing regulatory focus. Regulators, including the FDA and state medical boards, have questioned whether certain telehealth practices (particularly those involving asynchronous consultations, standardized intake forms or protocols, or limited practitioner-patient interaction) satisfy applicable requirements for establishing a valid practitioner-patient relationship and issuing a legitimate prescription. Any determination that prescriptions provided through our platform are not valid for purposes of Section 503A could result in a loss of the compounding exemption.

While we do not compound GLP-1 products, we offer compounded drugs in areas such as weight loss, hair loss and ED that may present similar regulatory considerations. There can be no assurance that the FDA or other regulatory authorities will not determine that the activities of our related-party pharmacy, or our own practices in connection with the marketing and distribution of compounded products, exceed the scope of traditional pharmacy compounding and should be subject to the FDA’s drug approval and current good manufacturing practice requirements.

If regulatory authorities were to take such a position, we or our related-party pharmacy, could be subject to enforcement actions, including warning letters, product seizures, injunctions, civil penalties or other sanctions, and could be required to modify or discontinue certain offerings. In addition, increased regulatory scrutiny or changes in applicable laws, regulations or guidance could restrict our ability, or the ability of our related-party pharmacy, to compound or offer products.

Any of the foregoing could result in increased compliance costs, operational disruptions, reputational harm and a material adverse effect on our business, financial condition and results of operations, and cause the value of our securities to decline or become worthless.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended March 31, 2026, which have not previously been reported in a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

(a) Form 8-K Information. On May 18, 2026, M&P and Jacob Cohen, the Company’s Chief Executive Officer and Chairman, entered into a Clarification Agreement (the “Clarification Agreement”), effective as of May 13, 2025 (the date the M&P shares were originally issued to Mr. Cohen), clarifying the economic rights associated with the 4,892,906 shares of M&P common stock held by Mr. Cohen (the “Shares”).

The Clarification Agreement confirms that it was never the intent of the parties that Mr. Cohen would participate in, bear responsibility for, or otherwise be allocated any losses, liabilities, negative capital accounts, deficits, indebtedness, obligations, or other negative economic attributes of M&P by virtue of his ownership of the Shares. The Clarification Agreement further confirms that Mr. Cohen retains the right to participate in positive economic value associated with the Shares, including any appreciation in value, dividends, distributions, sale proceeds, merger consideration, liquidation proceeds, or other economic benefits payable in respect of the Shares, subject to M&P’s organizational documents and applicable law.

(c) Rule 10b5-1 Trading Plans. Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference herein:

Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed/ Furnished Herewith	Form	Exhibit	Filing Date	File Number
10.1#	Mangoceuticals, Inc. Amendment to Stock Option Agreements (Jacob Cohen), dated March 16, 2026	-	8-K	10.1	3/25/2025	001-41615
10.2#*	Clarification Agreement dated May 18, 2026, entered into between Mangoceuticals, Inc. and Jacob Cohen	X
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set	X

* Filed herewith.

** Furnished herewith.

# Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mangoceuticals, Inc.

Date: May 19, 2026	By:	/s/ Jacob D. Cohen
Jacob D. Cohen
Chief Executive Officer
(Principal Executive Officer)

Date: May 19, 2026	By:	/s/ Eugene M. Johnston
Eugene M. Johnston
Chief Financial Officer
(Principal Financial and Accounting Officer)

