Form 10-Q
period 2026-06-30
MANGOCEUTICALS, INC.
filed 2026-08-13
CIK 1938046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Number of shares of registrant’s common stock outstanding as of August 13, 2026: 21,567,422.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of Mangoceuticals, Inc. (the “Company”) that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, including under, or incorporated by reference into, “Risk Factors”, which factors include:

● the anticipated timing, terms, and completion of the Transaction (defined and discussed below), including the closing of the BCA (defined below), the receipt of the required approvals therefore, and the anticipated post-closing ownership, governance, and business of the combined company, which are subject to substantial risks and uncertainties that could cause actual results to differ materially, including the risk that the Transaction is not completed on the anticipated terms or timeline, or at all;

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

● the effects of changing inflation and interest rates, tariffs and trade wars, governmental shutdowns, economic downturns, including potential recessions, as well as macroeconomic, geopolitical, health and industry trends, pandemics, acts of war (including the ongoing Ukraine/Russian conflict and ongoing conflict in and around Israel and Iran) and other large-scale crises;

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

Summary Risk Factors

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed in, and incorporated by reference in, Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission on April 1, 2026 (the “2025 Annual Report”). Investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q, including our financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. If any of these risks occur, our business, financial condition, and results of operations could be materially and adversely affected, and the trading price of our common stock could decline or our common stock could become worthless.

Our business is subject to numerous risks and uncertainties, including those described below and elsewhere in this Report. These risks include, but are not limited to, the following:

● The anticipated timing, terms, and completion of the Transaction, including the closing of the BCA, the receipt of the required approvals therefore, and the anticipated post-closing ownership, governance, and business of the combined company, which are subject to substantial risks and uncertainties that could cause actual results to differ materially, including the risk that the Transaction is not completed on the anticipated terms or timeline, or at all

● Our need for additional funding, the availability and terms of such funding, and dilution caused thereby;

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

● Certain terms and provisions of our governing documents which may prevent a change of control, and which provide for indemnification of officers and directors, limit the liability of officers or directors, and provide for the board of directors ability to issue blank check preferred stock; and

● The volatile nature of the trading price of our common stock; dilution experienced by investors in the offering; and dilution which may be caused by future sales of securities.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mangoceuticals, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$228,688	$1,486,338
Prepaid expenses	42	7,021
Prepaid expenses - related party	-	120
Deposits	16,957	33,899
Due from related party	-	20,056
TOTAL CURRENT ASSETS	245,687	1,547,434

NON-CURRENT ASSETS
Property and equipment, net of accumulated depreciation of $3,770 and $3,268	1,292	1,794
Right of use - asset	279,246	307,861
Intangible assets - acquired patents and license, net of amortization	13,646,570	14,232,484
TOTAL NON-CURRENT ASSETS	13,927,108	14,542,139

TOTAL ASSETS	$14,172,795	$16,089,573

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$889,733	$416,682
Payroll tax liabilities	6,634	9,421
Deposit/contract liability	275,000	-
Operating lease liability - current	28,301	307,823
Accrued liabilities - related parties	6,000	-
Notes payable - related parties	44,944	-
Other liabilities - patent purchase payable	147,451	156,642
TOTAL CURRENT LIABILITIES	1,398,063	890,568

LONG-TERM LIABILITIES
Operating lease liability - net of current portion	250,906	-
TOTAL LONG-TERM LIABILITIES	250,906	-

TOTAL LIABILITIES	1,648,969	890,568

COMMITMENTS AND CONTINGENCIES (SEE NOTE 7)

STOCKHOLDERS’ EQUITY
Series B Convertible Preferred stock, (par value $0.0001), 6,000 shares authorized, 50 and 50 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	-	-
Series C Convertible Preferred stock, (par value $0.0001), 6,250,000 shares authorized, 980,000 and 980,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	98	98
Common stock (par value $0.0001), 200,000,000 shares authorized, of which 18,017,421 and 15,888,795 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1,803	1,589
Stock warrants	324,288	324,288
Additional paid in capital	57,568,236	55,524,812
Accumulated deficit	(45,363,283)	(40,647,480)
Accumulated other comprehensive loss	(5,198)	(2,760)
TOTAL STOCKHOLDERS’ EQUITY	12,525,944	15,200,547
Non-controlling interest	(2,118)	(1,542)
TOTAL STOCKHOLDERS’ EQUITY	12,523,826	15,199,005

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,172,795	$16,089,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mangoceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	For The Three Months	For The Three Months	For The Six Months	For The Six Months
	Ended	Ended	Ended	Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Revenues	$68,757	$168,109	$136,621	$277,415
Cost of revenues	10,437	18,815	18,655	43,552
Cost of revenues - related party	14,105	59,346	44,750	81,851
Gross profit	44,215	89,948	73,216	152,012

Operating expenses
General and administrative expenses	256,095	1,245,360	1,322,668	2,787,804
Salary and benefits	427,298	628,343	774,158	1,254,941
Advertising and marketing	301,445	258,295	395,518	540,027
Investor relations	-	106,000	-	1,525,000
Stock based compensation	92,417	3,120,445	1,740,238	4,165,924
Total operating expenses	1,077,255	5,358,443	4,232,582	10,273,696

Loss from operations	(1,033,040)	(5,268,495)	(4,159,366)	(10,121,684)

Other (income) expense
Interest expense	-	21,700	-	8,000
Interest expense - amortization of intangible assets	279,891	-	556,706	-
Loss from settlement	-	125,625	-	125,625
Total other expense	279,891	147,325	556,706	133,625

Loss before income taxes	(1,312,931)	(5,415,820)	(4,716,072)	(10,255,309)

Income taxes	-	-	-

Net loss	(1,312,931)	(5,415,820)	(4,716,072)	(10,255,309)

Net income (loss) attributed to non-controlling interest	(278)	(2)	(269)	(100)

Net loss attributed to Mangoceuticals, Inc.	(1,312,653)	(5,415,818)	(4,715,803)	(10,255,209)

Basic and diluted loss per share
Basic and diluted loss per share	$(0.09)	$(0.57)	$(0.32)	$(1.49)

Weighted average number of shares outstanding
Basic and diluted	17,119,619	9,983,376	16,802,376	7,282,955

Basic and diluted loss per share calculation
Preferred stock dividend requirements	294,000	294,000	588,000	588,000
Net loss attributed to Mangoceuticals, Inc. common stockholders	$(1,606,653)	$(5,709,818)	$(5,303,803)	$(10,843,209)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mangoceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

	For The Three Months	For The Three Months	For The Six Months	For The Six Months
	Ended	Ended	Ended	Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss	$(1,312,931)	$(5,415,820)	$(4,716,072)	$(10,255,309)

Other comprehensive income (loss)
Foreign currency translation adjustments	(2,312)	187	(5,505)	7,811

Comprehensive loss	(1,315,243)	(5,415,633)	(4,721,577)	(10,247,498)

Less comprehensive loss attributed to non-controlling interest	$957	(544)	(576)	(642)

Comprehensive loss attributable to Mangoceuticals, Inc. stockholders	$(1,316,200)	$(5,415,089)	$(4,721,001)	$(10,246,856)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mangoceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

	Preferred B Stock		Preferred Stock C		Common Stock		Stock	Subscriptions	Additional Paid-in	Accumulated	Accumulated Comprehensive	Non- Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Warrants	Receivable	Capital	Deficit	Loss	Interest	Equity
Balance December 31, 2024	2,770	$-	980,000	$98	3,245,641	$325	$324,288	$(1,150,000)	$34,785,749	$(20,004,486)	$(9,845)	$(1,081)	$13,945,048

Issuance of preferred stock B for cash	-	-	-	-	-	-	-	1,150,000	-	-	-	-	1,150,000

Issuance of common stock for services	-	-	-	-	522,000	52	-	-	1,938,448	-	-	-	1,938,500

Issuance of common stock for cash	-	-	-	-	305,555	31	-	-	654,969	-	-	-	655,000

Warrants exercised for cash	-	-	-	-	320,000	32	-	-	479,968	-	-	-	480,000

Issuance of common stock for master service agreement	-	-	-	-	1,650,000	165	-	-	6,712,835	-	-	-	6,713,000

Issuance of common stock for debt	-	-	-	-	100,000	10	-	-	149,990	-	-	-	150,000

Conversion of preferred stock B for common stock	(1,438)	-	-	-	-	-	-	-	(1,581,812)	-	-	-	(1,581,812)

Issuance of common stock for conversion of preferred stock B	-	-	-	-	1,001,734	100	-	-	1,581,712	-	-	-	1,581,812

Options and warrants vested for services	-	-	-	-	-	-	-	-	50,979	-	-	-	50,979

Translation ajdustment	-	-	-	-	-	-	-	-	-	-	7,624	-	7,624

Net loss	-	$-	-	$-	-	$-	$-	$-	$-	$(4,839,391)	$-	$(98)	$(4,839,489)

Balance, March 31, 2025	1,332	-	980,000	98	7,144,930	715	324,288	-	44,478,837	(24,549,877)	(2,221)	(1,179)	20,250,661

Issuance of preferred stock B for cash	100	-	-	-	-	-	-	-	100,000	-	-	-	100,000

Issuance of common stock	-	-	-	-	432,121	43	-	(224,569)	655,311	-	-	-	430,785

Issuance of common stock for services	-	-	-	-	1,785,760	179	-	-	3,174,912	-	-	-	3,175,091

Issuance of common stock for debt settlement	-	-	-	-	333,333	33	-	-	499,967	-	-	-	500,000

Conversion of preferred stock B for common stock	(850)	-	-	-	-	-	-	-	(935,000)	-	-	-	(935,000)

Issuance of common stock for preferred stock B Conversion	-	-	-	-	623,332	62	-	-	934,938	-	-	-	935,000

Options and Warrants Vested for Services	-	-	-	-	-	-	-	-	50,979	-	-	-	50,979

Warrants exercised	-	-	-	-	100,000	10	-	-	149,990	-	-	-	150,000
													-
Cashless exercise of warrants	-	-	-	-	224,981	23			(23)	-	-		-

Translation Adjustment	-	-	-	-	-	-	-	-	-	-	187	-	187

Net (loss)	-	-	-	-	-	-	-	-	-	(5,415,818)	-	(2)	(5,415,820)

Balance, June 30, 2025	582	$-	980,000	$98	10,644,457	$1,065	$324,288	$(224,569)	$48,815,911	$(29,671,695)	$(2,034)	$(1,181)	$19,241,883

Balance, December 31, 2025	50	$-	980,000	$98	15,888,796	$1,589	$324,288	$-	$55,524,812	$(40,647,480)	$(2,760)	$(1,542)	$15,199,005

Issuance of common stock for services	-	-	-	-	1,078,625	109	-	-	588,998	-	-	-	589,107

Options vested for services	-	-	-	-	-	-	-	-	1,090,114	-	-	-	1,090,114

Translation adjustment	-	-	-	-	-	-	-	-	-	-	(433)	-	(433)

Net (loss) income	-	-	-	-	-	-	-	-	-	(3,403,150)	-	9	(3,403,141)

Balance, March 31, 2026	50	$-	980,000	$98	16,967,421	$1,698	$324,288	$-	$57,203,924	$(44,050,630)	$(3,193)	$(1,533)	$13,474,652

Issuance of common stock for services	-	-	-	-	200,000	20	-	-	79,980	-	-	-	80,000

Issuance of common stock for cash					850,000	85			271,915				272,000

Options vested for services	-	-	-	-	-	-	-	-	12,417	-	-	-	12,417

Translation adjustment	-	-	-	-	-	-	-	-	-	-	(2,005)	(307)	(2,312)

Net (loss) income	-	-	-	-	-	-	-	-	-	(1,312,653)	-	(278)	(1,312,931)

Balance June 30, 2026	50	$-	980,000	$98	18,017,421	$1,803	$324,288	$-	$57,568,236	$(45,363,283)	$(5,198)	$(2,118)	$12,523,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mangoceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	For The Six Months Ended	For The Six Months Ended
	June 30, 2026	June 30, 2025
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,716,072)	$(10,255,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	502	502
Issuance of common stock for services	669,107	5,113,591
Options vested for stock-based compensation	1,102,531	101,958
Amortization of intangible assets	556,706	554,913
Amortization of license agreement	29,206	695,811
Operating lease right of use asset	28,615	31,823
(Increase) decrease in operating assets:
Due from related party	20,056	-
Prepaid expenses - related party	120	-
Prepaid expenses	6,979	-
Deposits	16,942	-
(Decrease) increase in operating liabilities:
Accounts payable and accrued liabilities	473,053	430,494
Accrued liabilities - related parties	6,000	30,000
Deposit/contract liability	275,000	-
Operating lease right of use liabilities	(28,616)	(34,845)
Payroll tax liabilities	(2,787)	2,973
Other liabilities	(9,191)	(212,316)
Other liabilities -related parties	-	9,175
NET CASH USED IN OPERATING ACTIVITIES	(1,571,849)	(3,531,230)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on notes payable	-	500,000
Proceeds from borrowings on notes payable - related parties	44,944	100,000
Proceeds from sales of common stock	272,000	1,085,785
Proceeds from sales of series B convertible preferred stock	-	100,000
Proceeds from exercise of warrants	-	630,000
Collection of subscriptions receivable	-	1,150,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	316,944	3,565,785

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
End of period	(1,254,905)	34,555

CASH AND CASH EQUIVALENTS:
Beginning of period	1,486,338	58,653
Effects of currency translation on cash and cash equivalents	(2,745)	7,811
End of period	$228,688	$101,019

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock for master distribution agreement	$-	$6,713,000
Series C Convertible Preferred accrued dividend	$588,000	$588,000
Issuance of common stock for settlement of note payable	$-	$500,000
Issuance of common stock for settlement of note payable - related parties	$-	$150,000
Issuance of common stock for conversion of Series B Convertible Preferred	$-	$162
Issuance of common stock for cashless warrant exercise	$-	$23
Issuance of common stock for subscriptions receivable	$-	$224,569

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

The Company, through its Master Distribution Agreement (as further described below) with Propre Energie, Inc. (“Propre”) intends to license certain intellectual property and patent rights from Propre relating to clinically proven, plant-based formulations targeting hyperpigmentation, dark spots, uneven skin tone, and skin brightening through advanced solutions marketed under the brand Dermytol® (“Dermytol”). The Company is in the process of preparing its marketing and distribution strategy for Dermytol and intends to commence operations under this agreement in the 4th quarter of 2026.

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

On January 9, 2025, our subsidiary Mango & Peaches Corp. (“Mango & Peaches”, or “Mango and Peaches”), filed a Certificate of Designations of Mango & Peaches Corp., establishing the designations, preferences, limitations, and relative rights of its Series A Super Majority Voting Preferred Stock (the “Series A Preferred Stock”), with the Secretary of State of Texas, which was filed by the Texas Secretary of State on January 15, 2025, effective January 9, 2025 (the “Series A Designation”). The Series A Designation designated 100 shares of Series A Preferred Stock.

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

Pursuant to the Epiq Scripts Assignments, the Company assigned all of its rights under (1) a September 1, 2022, Master Services Agreement, as amended with Epiq Scripts; and (2) a September 15, 2023, Consulting Agreement with Epiq Scripts, to Mango & Peaches. Mango & Peaches agreed to take responsibility for all obligations thereunder, effective as of the assignment date, and Epiq Scripts agreed to novate the responsibility of the Company thereunder, effective as of the assignment date. Additionally, we agreed to indemnify Mango & Peaches for any liability under such agreements prior to the assignment date and Mango & Peaches agreed to indemnify us against any liability under such agreements after the assignment date.

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

As a result of the Amendment Letter, as of June 30, 2026, a total of $147,451 remains due to Intramont in connection with the Cash Payments, which the Company expects to pay over time, by way of expenses associated with the development of the Patents.

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

On May 13, 2025, Mango & Peaches, the Company’s then wholly-owned subsidiary issued 4,892,906 shares of its common stock and 100 shares of its Series A Super Majority Voting Preferred Stock (collectively, the “Mango and Peaches Stock”) to Jacob Cohen, the Chief Executive Officer and Chairman of the Company and the Chief Executive Officer of Mango & Peaches, which was due pursuant to the terms of Mr. Cohen’s employment agreement with the Company, as amended.

Following the issuance of the Mango and Peaches Stock, Mr. Cohen owned 49% of the outstanding common stock of Mango & Peaches and separately had the right to vote fifty-one percent (51%) of the total vote on all Mango & Peaches shareholder matters, voting separately as a class, pursuant to his ownership of the Series A Super Majority Voting Preferred Stock, giving him 75.2% voting control over Mango & Peaches. Notwithstanding this voting structure, Mr. Cohen serves simultaneously as Chief Executive Officer of Mangoceuticals, Inc., and the Company consolidates Mango and Peaches on the basis of its 51% majority common stock ownership. See also the Clarification Agreement disclosure below.

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

Clarification Agreement – Economic Rights of Mango and Peaches Common Shares

On May 18, 2026, Mango and Peaches and Jacob Cohen, the Company’s Chief Executive Officer and Chairman, entered into a Clarification Agreement (the “Clarification Agreement”), effective as of May 13, 2025 (the date the Mango and Peaches shares were originally issued to Mr. Cohen), clarifying the economic rights associated with the 4,892,906 shares of Mango and Peaches common stock held by Mr. Cohen (the “Shares”).

The Clarification Agreement confirms that it was never the intent of the parties that Mr. Cohen would participate in, bear responsibility for, or otherwise be allocated any losses, liabilities, negative capital accounts, deficits, indebtedness, obligations, or other negative economic attributes of Mango and Peaches by virtue of his ownership of the Shares. The Clarification Agreement further confirms that Mr. Cohen retains the right to participate in positive economic value associated with the Shares, including any appreciation in value, dividends, distributions, sale proceeds, merger consideration, liquidation proceeds, or other economic benefits payable in respect of the Shares, subject to Mango and Peaches’s organizational documents and applicable law.

As of June 30, 2026, Mango and Peaches has an accumulated deficit and no current positive equity value. Accordingly, no noncontrolling interest has been recognized in the condensed consolidated financial statements of the Company with respect to Mr. Cohen’s 49% common stock interest in Mango and Peaches, as any such balance is de minimis and immaterial. This conclusion will be reassessed in future periods. The Clarification Agreement was reviewed and approved by the disinterested members of the Board of Directors and the Audit Committee of the Board of Directors of the Company, comprised entirely of independent directors, in accordance with the Company’s related party transaction policies.

MangoRx Mexico S.A. de C.V. (“MangoRx Mexico”), a Mexican Stock Company, is 98% owned by Mango & Peaches Corp. The entity was formed in September 2023 and has had limited operations since inception.

MangoRx UK Limited, a company incorporated under the laws of the United Kingdom, is 100% owned by Mango & Peaches Corp. The entity was formed in October 2023 and has had limited operations since inception.

Mango & Peaches Corp., a company incorporated under the laws of Texas, and the Company owns 51% of the common stock of Mangoceuticals, Inc. The entity was formed in December 2024.

MangoRx IP Holdings, LLC (“MangoRx IP”), a Texas limited liability company is 100% owned by Mangoceuticals, Inc. The entity was formed on April 15, 2024 and has had limited operations since inception.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC. The results for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the full fiscal year. The condensed consolidated financial statements present the financial position, results of operations and cash flows of the Company in accordance with US GAAP. All dollar amounts are rounded to the nearest thousand dollars.

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

Cash and Cash Equivalents

Highly liquid investments with original maturities of three months or less are considered cash equivalents. The Company maintains the majority of its cash accounts at a commercial bank. The Federal Deposit Insurance Corporation (“FDIC”) insures the total cash balance up to $250,000 per commercial bank. From time to time, cash in deposit accounts may exceed the FDIC limits, the excess would be at risk of loss for purposes of the statement of cash flows. There are no cash equivalents at June 30, 2026 and December 31, 2025. As of June 30, 2026 and December 31, 2025, there were no deposits in excess of FDIC limits.

Non-Controlling Interest

The Company consolidates MangoRx Mexico S.A. de C.V., in which it holds a 98% ownership interest. The remaining 2% ownership interest held by third parties is presented as non-controlling interest, a separate component of stockholders’ equity in the accompanying consolidated balance sheets. The operations of MangoRx Mexico S.A. de C.V. are minimal, and the non-controlling interest balance and net income (loss) attributable to non-controlling interest for the periods presented are not material to the condensed consolidated financial statements. The Company also consolidates “Mango and Peaches”, in which it holds a 51% ownership interest based on majority voting interest. Jacob Cohen, the Company’s Chief Executive Officer and Chairman, holds the remaining 49% of Mango and Peaches’s common stock. Pursuant to a Clarification Agreement entered into between Mango and Peaches and Mr. Cohen, effective as of May 13, 2025 (the date the shares of Mango and Peaches were originally issued to Mr. Cohen), Mr. Cohen’s 49% common stock interest in Mango and Peaches carries no obligation to absorb losses, liabilities, deficits, or other negative economic attributes of Mango and Peaches. Due to Mango and Peaches’s accumulated deficit and the absence of current positive equity value, no noncontrolling interest has been recognized with respect to Mr. Cohen’s interest in Mango and Peaches, as any such balance is de minimis and immaterial to the condensed consolidated financial statements. This conclusion will be reassessed at each reporting date.

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

The carrying amount of patents as of June 30, 2026 is as follows:

Gross carrying amount:	$15,954,150
Accumulated amortization:	2,400,878
Net carrying amount:	$13,553,272

Amortization expense for the three and six months ended June 30, 2026 was $279,891 and $556,706, respectively. The estimated amortization expense for the next five years is as follows:

Year 1:	$1,122,639
Year 2:	1,122,639
Year 3:	1,122,639
Year 4:	1,122,639
Year 5:	1,122,639
Thereafter:	7,940,077
Total:	$13,553,272

The Company assesses its intangible assets for impairment at each reporting date to determine whether any triggering events have occurred that would indicate the carrying amount may not be recoverable. If a triggering event is identified, the Company tests the asset for recoverability by comparing its carrying amount to its estimated recoverable amount. For the three and six months ended June 30, 2026, no triggering events occurred and no impairment losses were recognized.

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

As consideration, the Company issued 650,000 common shares with a par value of $0.0001 and a fair value of $1,963,000 on the issuance date. The agreement has an initial term of three years, renewable for up to three additional one-year terms, subject to notice provisions. Propre Energie Inc. retains the right to terminate the MDA in the event the Company sells substantially all assets or a majority interest in the business. Either party may terminate in the event of breach (with a 90-day cure period) or insolvency.

The agreement is accounted for as an intangible asset under ASC 350-30, given the exclusive licensing rights and identifiable future economic benefits. The asset is capitalized on a straight-line over three years, subject to annual impairment review in accordance with US GAAP.

Amortization (recorded as an operating expense) for the three and six months ended June 30, 2026 was $14,523 and $29,206, respectively, reflecting the post-impairment carrying value amortized over the remaining initial term on a straight-line basis. During the year ended December 31, 2025, management determined that renewal beyond the initial 3-year term could not be guaranteed. Fair value of the distribution rights, estimated using a discounted cash flow analysis over the initial term, was $122,505, which was less than the $1,362,447 carrying value. Accordingly, an impairment charge of $1,239,942 was recognized during the year ended December 31, 2025.

The carrying amount of master distribution agreements as of June 30, 2026 is as follows:

Gross carrying amount:	$1,963,000
Accumulated amortization:	(629,759)
Impairment	(1,239,942)
Net carrying amount:	$93,299

The estimated amortization expense over the remaining term of the agreement is as follows:

Year 1:	$29,691
Year 2:	58,899
Year 3:	4,709
Total:	$93,299

Foreign Currency Translation and transaction

The Company’s principal country of operations is the United States. The financial position and results of its operations are determined using U.S. Dollars (“US$” or “$”), the local currency, as the functional currency. The Company’s condensed consolidated financial statements are reported using the U.S. Dollars. The results of operations and the statements of cash flows denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. The equity denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets. Translation adjustments arising from the use of different exchange rates from period to period are included as a separate component of accumulated comprehensive loss included in statements of changes in shareholders’ deficit. Gains and losses from foreign currency transactions are included in the Company’s statements of operations and comprehensive loss. MangoRx Mexico S.A. de C.V.’s operations are originally recorded in Mexican Pesos (MX$), prior to conversion to US$.

The following table outlines the currency exchange rates that were used in preparing the condensed consolidated financial statements:

	June 30,		December 31,
	2026		2025
Period-end spot rate	US$1=MX$	0.06	US$1=MX$	0.06
Average rate	US$1=MX$	0.06	US$1=MX$	0.05

Net Loss Per Common Share

We compute net loss per share in accordance with ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were 2,156,666 options, 2,928,401 warrants, and no derivative securities outstanding as of June 30, 2026. There were 156,667 options, 1,145,899 warrants, and no derivative securities outstanding as of June 30, 2025.

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

The following tables summarize our financial instruments measured at fair value as of June 30, 2026 and December 31, 2025.

	Fair Value Measurements at June 30, 2026
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$228,688	$-	$-
Total assets	228,688	-	-
Liabilities
Total liabilities	-	-	-
	$228,688	$-	$-

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$1,486,338	$-	$-
Total assets	1,486,338	-	-
Liabilities
Total liabilities	-	-	-
	$1,486,338	$-	$-

Concentration and Risks

The Company’s operations are subject to risks including financial, operational, regulatory and other risks including the potential risk of business failure. For the three and six months ended June 30, 2026 and 2025, the Company had no significant revenue from continuing operations, which were derived from a single or a few major customers. We rely on a limited number of major vendors/suppliers to fulfil clients’ prescriptions. We are currently limiting sales of our testosterone replacement therapy product sales to clients in the state of Florida, with plans to expand nationally as we grow.

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

Operating Lease

The Company determines if an arrangement is a lease at inception in accordance with ASC 842. Operating lease right-of-use (“ROU”) assets and lease liabilities are recognized at the lease commencement date based on the present value of remaining lease payments over the lease term. As the Company’s lease does not provide an implicit rate, the Company uses its incremental borrowing rate based on information available at commencement date in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term. The Company has elected not to recognize ROU assets and lease liabilities for short-term leases (leases with a term of twelve months or less).

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

Pursuant to Section 850-10-20, the related parties include a. affiliates of the Company; b. Entities for which investments in their equity securities would be required, absent the election of the fair value option under the guidance of Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The condensed consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement. Material related party transactions have been identified in Notes 4, 5, 6, and 8 in the notes to condensed consolidated financial statements.

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

All of the Company’s contracts with customers contain a single performance obligation: the delivery of products. For prescription product orders, customers undergo a medical evaluation conducted through the Company’s telemedicine platform prior to fulfilment. This evaluation is provided at no charge to the customer, including in instances where the customer does not qualify for a prescription and no product is delivered. As the medical evaluation has no standalone value to the customer independent of the product purchase, it does not represent a separate performance obligation under ASC 606, and the associated costs are recognized in cost of revenue.

The Company satisfies its performance obligation at a point in time, which is upon delivery of the products to a third-party carrier. The customer obtains control of the products upon the Company’s completion of its performance obligation.

The Company has entered into a Physician Services Agreement with BrighterMD, LLC dba Doctegrity (“Doctegrity”) to provide online telemedicine technology services to the Company. The Company accounts for product revenue as a principal in the arrangement with its customers. This conclusion is reached because (i) the Company determines which providers conduct medical evaluations for its customers; (ii) the Company is primarily responsible for the satisfactory fulfilment and acceptability of the products and services provided; (iii) the Company incurs costs for medical evaluations even for visits that do not result in a prescription and the sale of products; and (iv) the Company, at its sole discretion, sets all listed prices charged on its websites for products.

Additionally, the Company has entered into a Master Services Agreement and Statement of Work with Epiq Scripts, LLC (“Contracted Pharmacy”), which is a related party, to provide pharmacy and compounding services to fulfil its promise to customers for contracts that include the sale of prescription products. The Company accounts for prescription product revenue as a principal in the arrangement with its customers. This conclusion is reached because (i) the Company has sole discretion in determining which Contracted Pharmacy fills a customer’s prescription; (ii) Contracted Pharmacy fills prescriptions based on fulfilment instructions provided by the Company, including using the Company’s branded packaging for generic products; (iii) the Company is primarily responsible to the customer for the satisfactory fulfilment and acceptability of the order; and (iv) the Company, at its sole discretion, sets all listed prices charged on its websites for products.

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

Subsequent Events

The Company follows the guidance in Section 855-10-50 of FASB ASC 855, Subsequent Events, for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the condensed consolidated financial statements were issued (see Note 9).

NOTE 3 – LOANS FROM RELATED PARTIES

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

The Cohen Note in the principal amount of $150,000, accrues interest at the rate of 8% per annum (12% upon the occurrence of an event of default), with interest accruing monthly in arrears and payable at maturity or earlier acceleration. The Cohen Note was due upon the earlier of January 2, 2025, and upon acceleration by Cohen Enterprises pursuant to the terms thereof upon default, or automatically upon certain bankruptcy events occurring. The Cohen Note may be prepaid without penalty, is unsecured and contains customary representations and covenants of the Company. The note includes customary events of default, and allows Cohen Enterprises the right to accelerate the amount due under the note upon the occurrence of such event of default, subject to certain cure rights. On December 13, 2024, Mr. Cohen sold his note in the amount of $150,000 to a third-party entity. The terms of the note remain unchanged; however, the note is no longer considered a related party, see Note 4.

On May 2, 2025, the Company borrowed $100,000 from The Tiger Cub Trust (“Tiger Cub”), which trust is controlled by the Company’s Chief Executive Officer and Chairman, Jacob D. Cohen and entered into a Promissory Note with Tiger Cub to evidence such loan. The Promissory Note has a principal balance of $100,000. The Promissory Note is unsecured and bears interest at a rate of 18% per annum, compounded monthly, and matures on the earliest of (i) May 2, 2026, (ii) acceleration upon an event of default at the option of the holder, or (iii) five business days following the closing of a Qualified Financing. On December 19, 2025, the note was paid in full, including accrued interest of $18,000 resulting in a loss on debt extinguishment of $6,450.

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

On December 4, 2025, the Company borrowed $75,000 from Tiger Cub, and entered into a Promissory Note with Tiger Cub to evidence such loan. The Promissory Note has a principal balance of $75,000. The Promissory Note is unsecured and bears interest at a rate of 18% per annum, compounded monthly, and matures on the earliest of (i) December 4, 2026, (ii) acceleration upon an event of default at the option of the holder, or (iii) five business days following the closing of a Qualified Financing. On December 19, 2025, the note was paid in full, including accrued interest due through maturity of $13,500.

During the three months ended June 30, 2026, the Company borrowed $104,944 from Tiger Cub. The loans are unsecured, bears 0% interest and are due on demand, of which $60,000 was repaid. The principal balance owed to Tiger Cub was $44,944 as of June 30, 2026.

NOTE 4 – NOTES PAYABLE

On December 13, 2024, Cohen Enterprises, Inc., which is owned and controlled by Jacob Cohen, our Chief Executive Officer, entered into a Note Purchase Agreement with Mill End Capital Ltd. (“Mill End”), and sold a Promissory Note totaling $150,000 to Mill End. The Promissory Note bears interest of 12% (default rate) and is due on January 2, 2025.

On January 15, 2025, the Company entered into a Debt Conversion Agreement (the “Debt Conversion Agreement”) with Mill End, pursuant to which on January 15, 2025, the Company and Mill End agreed to convert the entire $150,000 owed by the Company to Mill End under the Promissory Note, into an aggregate of 100,000 shares of restricted common stock of the Company, based on an agreed conversion price of $1.50 per share.

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

NOTE 5 – CAPITAL STOCK

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

As of June 30, 2026 and December 31, 2025, there were 50 and 50 shares of Series B Preferred Stock issued and outstanding, respectively.

6% Series C Convertible Cumulative Preferred Stock

On April 18, 2024, the Company designated 6,250,000 shares of a then new series of preferred stock, par value $0.0001 per share, as “6% Series C Convertible Cumulative Preferred Stock” (the “Series C Preferred Stock”). As of June 30, 2026 and December 31, 2025, there were 980,000 shares of Series C Preferred Stock issued and outstanding. The Series C Preferred Stock has a stated value equal to $20 per share, subject to increase under the terms of the designation (the “Stated Value”).

As of June 30, 2026 and December 31, 2025, arrearages in cumulative preferred dividends were $2,566,109 and $1,979,109, respectively. Per the terms of the Series C Preferred Stock designation, undeclared dividends increase the stated value of the instruments.

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

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.0001 per share, of which 18,017,421 shares were issued and outstanding at June 30, 2026, and 15,888,795 shares were issued and outstanding at December 31, 2025.

On January 1, 2026, we entered into a Third Amendment to Consulting Agreement with LSTM whereby LSTM agreed to provide additional general consulting services as reasonably requested by the Company during the term of the agreement, which was for 12 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the additional services under the agreement, the Company issued LSTM an additional 400,000 shares (for a total of 1,100,000 shares of common stock) which were issued under the Company’s 2022 Plan. The shares were valued at $0.74 per share for a total of $296,000, which is included in stock-based compensation on the condensed consolidated statement of operations.

On January 12, 2026, we entered into another service agreement with Greentree Financial Group, Inc.

(“Greentree”). The Company and Greentree were previously party to a service agreement which expired pursuant to its terms on September 30, 2025. The Company agreed to issue Greentree 40,000 shares of the Company’s restricted common stock upon the parties’ entry into the agreement (fully-earned upon issuance), and to pay Greentree $40,000 in cash, payable as follows: (a) $20,000 on or before January 15, 2026; and (b) $20,000 on or before March 31, 2026, which is still due and outstanding as of the date of this report. We also agreed to reimburse Greentree for its reasonable out-of-pocket expenses incurred in connection with Greentree’s activities under the agreement, including the reasonable fees and travel expenses for the meetings on behalf of the Company. The 40,000 shares were issued to Greentree at a price of $0.785 per share for a total of $31,400, which is included in stock-based compensation on the condensed consolidated statement of operations. Since February 2015, Mr. Eugene (Gene) M. Johnston, our Chief Financial Officer (who was appointed October 1, 2022) has served as an Audit Manager for Greentree.

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

On March 13, 2026, the Company issued a total of 313,625 shares of the Company’s common stock to and among eight (8) employees and contractors as a bonus and for services rendered for its then subsidiary, Mango & Peaches The shares were not subject to any vesting requirements and were issued under the Company’s 2022 Plan. The shares were issued at a price of $0.384 per share for a total of $120,463, which is included in stock-based compensation on the condensed consolidated statement of operations.

On March 16, 2026, we entered into a Consulting Agreement with Gatorland Holdings, LLC (“Gatorland”) whereby Gatorland agreed to provide general business advisory and consulting services specifically related to our subsidiary, Mango & Peaches and as reasonably requested by the Company during the term of the agreement, which was for 12 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the consulting services under the agreement, the Company issued Gatorland 250,000 shares which were issued under the Company’s 2022 Plan. The shares were issued at a price of $0.404 per share for a total of $101,000, which is included in stock-based compensation on the condensed consolidated statement of operations.

On April 27, 2026, we entered into an Extension Agreement related to the Consulting Agreement with LSTM whereby the Company agreed to extend the term of the agreement by an additional six (6) months until November 2, 2026. In consideration for agreeing to the extension, the Company issued LSTM 200,000 shares of common stock, which were issued under the Company’s 2022 Plan. The shares were valued at $0.40 per share for a total of $80,000, which is included in stock-based compensation on the condensed consolidated statement of operations.

On June 30, 2026, the Company entered into a Subscription Agreement pursuant to which the purchaser agreed to purchase 850,000 shares of the Company’s common stock for a total of $272,000, or $0.32 per share. The Subscription Agreement included customary representations and warranties of the Purchaser and the Company.

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

In total the following options held by Mr. Cohen were re-priced to have an exercise price equal to the New Exercise Price: (a) options to purchase 50,000 shares of the Company’s common stock with an original exercise price of $16.50 per share, granted to Mr. Jacob Cohen on August 31, 2022; (b) options to purchase 83,333 shares of the Company’s common stock with an original exercise price of $4.80 per share, granted to Mr. Cohen on December 28, 2023; and (c) options to purchase 2,000,000 shares of the Company’s common stock with an original exercise price of $2.30 per share, granted to Mr. Cohen on September 9, 2025. In accordance with ASC 718-20 -35, we have recorded an additional $37,978 in stock-based compensation related to the price modification in the six months ending June 30, 2026.

For the three and six months ended June 30, 2026 and 2025, $92,417 and $3,120,445 and $1,740,238 and $4,165,924, respectively, have been recorded and included as stock-based compensation expense on the condensed consolidated statement of operations. As of June 30, 2026, there was $2,031,560 of total unrecognized compensation cost related to unvested stock options granted under the Plan. This cost is expected to be recognized over a weighted-average period of approximately 0.4 years.

The following table summarizes common stock option activity:

	Options	Weighted Average Exercise Price
Outstanding, December 31, 2024	156,666	$9.34

Granted	2,000,000	$0.45
Exercised	-	-
Expired / Forfeited	-	-
Outstanding, December 31, 2025	2,156,666	$0.56

Granted	-	-
Exercised	-	-
Expired / Forfeited	-	-
Outstanding, June 30, 2026	2,156,666	$0.56
Exercisable, June 30, 2026	1,156,667	$0.65

The weighted average exercise prices, remaining lives for options granted, and exercisable as of June 30, 2026 were as follows:

			Outstanding Options	Exercisable Options
Options Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$16.50	10,000	.46	$16.50	9,444	$16.50
$0.45	50,000	.08	$0.45	50,000	$0.45
$0.45	83,333	.17	$0.45	83,333	$0.45
$5.55	13,333	.07	$5.55	13,333	$5.55
$0.45	2,000,000	9.20	$0.45	1,000,000	$0.45

Warrants:

In August 2022, the Company initiated a private placement of up to $2 million of units to accredited investors, with each unit consisting of one-fifteenth of a share of common stock and a warrant to purchase one-fifteenth of one share of common stock, at a price of $1.00 per unit (the “Private Placement Warrants”). The warrants have a five-year term (from each closing date that units were sold) and an exercise price of $15.00 per share. In total, we sold an aggregate of 2,000,000 units for $2,000,000 to 23 accredited investors between August 16, 2022 and December 22, 2022. There were Private Placement Warrants to purchase 65,033 and 65,033 shares of common stock outstanding as of June 30, 2026 and December 31, 2025, respectively.

As additional consideration in connection with the Company’s initial public offering (“IPO”), upon the closing of the IPO, we granted Boustead Securities, LLC, the representative of the underwriters named in the Underwriting Agreement for the IPO, warrants to purchase 5,833 shares of common stock with an exercise price of $75.00 per share, which were exercisable six months after the effective date of the registration statement filed in connection with the IPO (March 20, 2023) and expire five years after such effectiveness date, or March 20, 2028. The fair value of the warrants on the grant date was $31,995.

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

In consideration for agreeing to provide the services under the agreement, the Company agreed to pay $6,250 in cash and issue Levo 13,000 shares of restricted common stock under the 2022 Plan. The shares were valued at $4.35 per share for a total of $56,160. The Company also agreed to issue warrants to purchase 20,000 shares of common stock of the Company, based on certain milestones being met. The warrants will expire three years from the date of milestone being reached. The agreement contains customary confidentiality and non-solicitation provisions. None of the milestones had been met as of June 30, 2026. In accordance with ASC 718, we have calculated the fair value to be $68,170 on the grant date of August 22, 2024, using the Black-Scholes Valuation Model. As of the date of this Report, no milestones have been met and therefore no warrants have been issued to Levo pursuant to the agreement.

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

As of June 30, 2026 and December 31, 2025, the fair value of warrants outstanding was $3,579,121 and $3,579,121, respectively. The warrant’s fair value was assessed on the grant date. During the three and six months ended June 30, 2026, there were no warrants for common stock granted, exercised or cancelled.

The following table summarizes common stock warrant activity:

	Warrants	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2024	940,333	$5.08

Granted	3,413,211	1.47
Exercised	1,425,143	1.26
Expired	-	-
Cancelled	-	-
Outstanding, December 31, 2025	2,928,401	1.98

Granted	-	-
Exercised	-	-
Expired	-	-
Cancelled	-	-
Outstanding, June 30, 2026	2,928,401	$1.98
Exercisable, June 30, 2026	2,928,401	$1.98

As of June 30, 2026, warrants to purchase 2,928,401 shares of common stock are outstanding and vested, and the vested stock warrants have a weighted average remaining life of 4.06 years.

NOTE 6 – GOING CONCERN

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the next twelve months. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $1,312,931 and $4,716,072 for the three and six months ended June 30, 2026, respectively, and an accumulated deficit of $45,363,283 as of June 30, 2026. The Company will need to raise additional capital to successfully execute its business plan of which there can be no assurance. The sources of this capital are expected to be the sale of equity and debt, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing shareholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues, our financial position, and liquidity, or force us to abandon our business plan. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Unless management is able to obtain additional financing, it is unlikely that the Company will be able to meet its funding requirements during the 12 months from the date of issuance of this filing. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company may become a party to lawsuits involving various matters. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.

On February 18, 2025, Boustead brought an arbitration action against the Company with the Financial Industry Regulatory Authority (“FINRA”) claiming fees for services owed to Boustead pursuant to its original Engagement Agreement and Advisory Services Agreement entered into with Boustead on June 21, 2022 (the “Boustead Agreement”). Specifically, Boustead is claiming the Company owes Boustead in excess of $1,000,000 in cash and warrants for various financial advisory-related services for transactions in which the Company did not engage or retain any financial advisor and in which the Company entered into on its own accord. Furthermore, all transactions in which they are claiming fees transpired after the Right of First Refusal provision of the Boustead Agreement terminated on or around March 20, 2024. The Company believes this is an ill-willed attempt for Boustead to receive fees in which they are not entitled and that this claim has no basis or merit. The Company intends to vigorously defend itself against this claim with FINRA through arbitration.

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

On January 27, 2025, the Company entered into a First Amendment to Payment Plan Letter Agreement (the “1st Amendment”) with MAAB Global Ltd. (“MAAB”). MAAB had previously purchased rights to $500,000 owed by the Company to Barstool Sports, Inc. (“Barstool” and the “Debt”) on January 10, 2025, which amount was non-interest bearing, and due pursuant to the terms of a Payment Plan Letter Agreement entered into between Barstool and the Company on August 27, 2024. Pursuant to the 1st Amendment, the Company and MAAB agreed to amend the terms of the Debt to allow MAAB the right, exercisable at any time, to convert the $500,000 of Debt into shares of the Company’s common stock at a conversion price of $1.50 per share. See Note 6 for further details regarding the request to convert the Note to shares of common stock.

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

Pursuant to the Service Agreement, Greentree agreed to perform the following services: (a) assistance to the Company with compliance filings for the quarters ended March 31, 2026, June 30, 2026, September 30, 2026, and the year ended December 31, 2025, including the consolidation structure and entries as well as assistance with US GAAP footnotes; (b) reviewing, and providing advice to the Company on, all documents and accounting systems relating to its finances and transactions, with the purpose of bringing such documents and systems into compliance with US GAAP or disclosures required by the Securities and Exchange Commission (the “SEC”); (c) providing necessary consulting services and support as a liaison for the Company to third party service providers, including coordination amongst the Company and its attorneys, certified public accountants and transfer agent; and (d) preparing and filing the Company’s tax returns with the Internal Revenue Service for the 2025 tax year.

The Company agreed to issue Greentree 40,000 shares of the Company’s restricted common stock upon the parties’ entry into the agreement (fully-earned upon issuance), and to pay Greentree $40,000 in cash, payable as follows: (a) $20,000 on or before January 15, 2026; and (b) $20,000 on or before March 31, 2026. We also agreed to reimburse Greentree for its reasonable out-of-pocket expenses incurred in connection with Greentree’s activities under the agreement, including the reasonable fees and travel expenses for the meetings on behalf of the Company. The 40,000 shares were issued to Greentree on January 12, 2026, at a price of $0.785 per share for a total of $31,400.

The Service Agreement continues in effect through November 14, 2026, but may be terminated earlier with 45 days’ notice from the Company to Greentree, provided that in the event the Company terminates the agreement prior to the end of the Term, the entire cash fee due during the term of the Service Agreement is immediately due and payable. The Service Agreement includes customary indemnification obligations requiring the Company to indemnify Greentree and its affiliates with regard to certain matters.

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

Related Parties

On April 24, 2025, we entered into a First Amendment to Amended and Restated Executive Employment Agreement with Jacob D. Cohen, our Chief Executive Officer (the “Amendment”). The Amendment, which has an effective date of April 1, 2025, amended that prior Amended and Restated Executive Employment Agreement dated December 13, 2024, by and between the Company and Mr. Cohen, as amended to date (the “A&R Agreement”) to: (a) provide for Mr. Cohen to be paid a bonus of an additional 4,892,906 shares of Mango & Peaches, a subsidiary of the Company, common stock (the “Mango and Peaches Stock”); (b) increase Mr. Cohen’s base yearly compensation to $420,000 per year (from $360,000 per year); (c) increase the monthly office allowance payable to Mr. Cohen to $10,000 (from $7,500); and (d) increase the monthly car allowance payable to Mr. Cohen to $5,000 per month (from $2,500).

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

The PrevenTech MDA contains customary confidentiality provisions, representations and warranties of the parties, indemnification obligations, disclaimers and covenants, for an agreement of type and size of the PrevenTech MDA. As of June 30, 2026, there have been no reported sales in conjunction with the license agreement.

Pending Transaction and Related Deposits

On May 1, 2026, the Company and a non-related entity entered into a non-binding term sheet for the purposes of entering into a possible merger or acquisition transaction and which contained within it an exclusivity, or no-shop, provision. In consideration for the no-shop provision, the non-related party agreed to pay to the Company a transaction deposit of $400,000, of which the Company received an aggregate of $275,000. Though the total deposit amount of $400,000 was not received within the timeframe specified in the term sheet, the Company and the non-related party continued to engage in discussions regarding a potential transaction on the terms outlined in the term sheet. As of June 30, 2026, the deposit amounts received were classified as a deposit/contract liability pending resolution of the parties’ negotiations.

NOTE 8 – OPERATING LEASES

The Company has a lease for an office in Dallas, Texas classified as operating leases under ASC 842, Leases.

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

The Company has right-of-use assets of $279,246 and operating lease liabilities of $279,207 as of June 30, 2026. Operating lease expense was $18,423 and $36,846 for the three and six months ended June 30, 2026, respectively, and $16,492 and $33,884 for the three and six months ended June 30, 2025, respectively. The Company has recorded $0 in impairment charges related to right-of-use assets during the three months ended June 30, 2026.

Maturity of Lease Liabilities at June 30, 2026	Amount
2026	36,849
2027	73,697
2028	73,697
2029	73,697
2030	67,556
Thereafter	-
Total lease payments	325,495
Less: Imputed interest	(46,288)
Present value of lease liabilities	$279,207

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the consolidated balance sheet date but before the condensed consolidated financial statements are issued. Based on the evaluation, the Company identified the following subsequent events:

Consulting Agreement and Extension

On July 1, 2026, we entered into a Consulting Agreement with Ryan Pownall (“Pownall”) whereby Pownall agreed to provide marketing and influencer related services related to the marketing of MangoRx products on his Pillow Talk by Ryan podcast during the term of the agreement, which was for 7 months, unless otherwise earlier terminated due to breach of the agreement by either party, and the failure to cure such breach 30 days after written notice thereof. In consideration for agreeing to provide the consulting services under the agreement, the Company issued Pownall 200,000 shares which were issued under the Company’s 2022 Plan. The shares were valued at $0.43 per share for a total of $86,000. Additionally, Pownall is to receive $17,500 per month in cash, during the term of the agreement.

On July 20, 2026, we entered into an Extension Agreement related to the Consulting Agreement with Luca Consulting, LLC (“Luca”) whereby the Company agreed to extend the term of the agreement until December 31, 2026. In consideration for agreeing to the extension, the Company issued Luca 200,000 shares of common stock, which were issued under the Company’s 2022 Plan. The shares were valued at $0.42 per share for a total of $84,000.

On July 27, 2026, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Lucosky Brookman LLP (“Lucosky Brookman”), the Company’s outside corporate and securities counsel, and Joseph M. Lucosky, its founding and managing partner, to resolve outstanding legal fees and expenses incurred in connection with legal services provided to the Company. As of the date of the Settlement Agreement, the outstanding fees totaled approximately $135,426.

Pursuant to the Settlement Agreement, the Company agreed to issue 500,000 shares of its common stock (the “Settlement Shares”) to Mr. Lucosky, at the direction and for the benefit of Lucosky Brookman, pursuant to the Company’s 2022 Plan. The issuance of the Settlement Shares constitutes full and final satisfaction of the outstanding fees and all other amounts owed to Lucosky Brookman for services rendered through July 27, 2026. If the value of the Settlement Shares, based upon the closing price of the Company’s common stock on the effective date, is less than the outstanding fees, any resulting shortfall is forgiven and waived. To the extent the aggregate value of the Settlement Shares exceeds the outstanding fees, the excess will be applied as a credit against future legal fees incurred by the Company with Lucosky Brookman. Any unused credit does not accrue interest, is not transferable or redeemable for cash, and will expire 24 months following the issuance date if not utilized. The shares were valued at $0.54 per share for a total of $270,000.

On July 27, 2026, we entered into a Consulting Agreement with Dorado Goose, LLC (“Dorado”) whereby Dorado agreed to provide management and business advisory related services to the Company during the term of the agreement, which was for 6 months, unless otherwise earlier terminated due to breach of the agreement by either party. In consideration for agreeing to provide the consulting services under the agreement, the Company issued Dorado 250,000 shares of restricted common stock.

Bylaws Amendment

On July 28, 2026, the Board of Directors of the Company adopted an amendment to Section 3.8 of the Company’s Bylaws (the “Bylaw Amendment”), effective immediately. The Bylaw Amendment reduces the quorum requirement for stockholder meetings from a majority of the voting power of issued and outstanding shares of stock entitled to vote to one-third (1/3) of the voting power of all issued and outstanding shares of stock entitled to vote. The Bylaw Amendment was adopted pursuant to Section 15.1 of the Bylaws and applicable provisions of the Texas Business Organizations Code.

Business Combination Agreement

On July 29, 2026, the Company entered into a Business Combination Agreement (the “BCA”) with Nuclea Energy Inc., a British Columbia corporation (“Nuclea”), the principal shareholders of Nuclea, and the principal shareholders of the Company (collectively, the “Transaction”).

Pursuant to the BCA, a newly formed subsidiary of the Company (“Amalco Sub”) will amalgamate with Nuclea under the Business Corporations Act (British Columbia). Holders of Nuclea common shares will receive exchangeable shares of “ExchangeCo” (a to be formed wholly-owned subsidiary of the Company), exchangeable on a one-for-one basis for shares of the Company’s common stock (the “Exchangeable Shares”). The transaction utilizes a Canadian exchangeable share structure.

The exchange ratio is the product of (a) the fully-diluted shares of the Company divided by the fully diluted shares of Nuclea, multiplied by (b) 24. This will result (prior to the PIPE share issuance, as discussed below) in the former Nuclea shareholders holding approximately 96% of the Company’s equity on a fully diluted, as-exchanged basis, with existing Company stockholders holding approximately 4%.

Until both (i) the approval of the Company’s shareholders of the issuance of the shares of common stock issuable upon exchange of the Exchangeable Shares and (ii) Nasdaq approval of the initial listing application (collectively, the “Required Approvals”) have been obtained, the aggregate economic rights, voting rights, and exchange rights attributable to the Exchangeable Shares, together with any Company common stock issued pursuant to the Transaction, are limited to 19.99% of the outstanding Company common stock immediately prior to Closing (the “Nasdaq Cap”). Following receipt of the Required Approvals, all previously restricted rights will be unlocked.

The Transaction is structured in two stages consisting of (i) a closing (the “Closing”), which is expected to occur prior to receipt of the Required Approvals and will include completion of the amalgamation, implementation of the exchangeable share structure and concurrent PIPE financing (discussed below), and (ii) a completion (the “Completion”), which will occur following receipt of the Required Approvals and will permit the full implementation of the rights associated with the Exchangeable Shares, including the issuance of the Company common stock in excess of the Nasdaq Cap and the removal of the Nasdaq Cap restrictions applicable to the Exchangeable Shares.

The closing of the Transaction is expected to occur prior to receipt of the Required Approvals. Following Closing, the Company will file a registration statement on Form S-4 containing a proxy statement to solicit stockholder approval of the Transaction. The Completion is expected to occur promptly after receipt of the Required Approvals.

The Completion of the Transaction is subject to the satisfaction or waiver of customary closing conditions, including, among others: (i) Nuclea shareholder approval; (ii) Nasdaq non-objection; (iii) completion of a private investment in public equity (“PIPE”) financing of a minimum of $15,000,000 to be funded into escrow and released at Closing; (iv) the occurrence of no material adverse effect; (v) regulatory approvals under the Investment Canada Act, Competition Act (Canada), and the Hart-Scott-Rodino Antitrust Improvements Act, as applicable; (vi) the Company’s compliance with Nasdaq listing requirements; and (vii) execution of the Cohen Executive Agreements (as defined below).

At Closing, one Company Special Voting Share will be issued to a trustee, carrying aggregate voting rights corresponding to the outstanding Exchangeable Shares, subject to the Nasdaq Cap. At or immediately following Closing, Sagar Sanghera will be appointed to the Board of Directors and Executive Chairman of the Company, Josef Freundorfer will be appointed Chief Executive Officer of the Company, and Jacob D. Cohen will resign as Chief Executive Officer and be appointed President pursuant to the Cohen Executive Agreements. The Board will be further reconstituted following receipt of the Required Approvals as provided in the BCA.

The principal shareholders of Nuclea and certain of the Company stockholders, directors, and officers will be subject to lock-up agreements. As a condition to closing, the Company is required to obtain voting support agreements covering not less than 9,119,823 shares of the Company common stock, representing not less than approximately 50.1% of the Company’s currently issued and outstanding common stock, from Jacob Cohen and his affiliates, directors, officers and other significant stockholders. The BCA contains customary termination provisions. The Transaction is intended to qualify as a reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.

Cohen Executive Agreements

As a condition to closing of the Transaction, the Company and Jacob D. Cohen, the Company’s Chief Executive Officer, entered into a release and separation agreement (the “Release and Separation Agreement”) effective as of the execution of the BCA, and, at closing, will enter into a consulting agreement (the “Consulting Agreement” and, together with the Release and Separation Agreement, the “Cohen Executive Agreements”). As of the date the condensed consolidated financial statements were issued, the transaction had not closed and the acquisition date had not occurred. Accordingly, management cannot reasonably estimate the financial statement effects at this time.

Release and Separation Agreement

Pursuant to the Release and Separation Agreement, Mr. Cohen’s employment as Chief Executive Officer will terminate effective upon the closing of the Transaction (the “Separation Date”). In lieu of the change of control payment, bonus, severance payment, and health payment, due under his existing employment agreement, Mr. Cohen will receive the following, similar, but modified severance package: (a) Cash Severance: $1,500,000 payable at Closing; (b) Bonus Shares: 2,000,000 shares of the Company’s common stock issued upon execution of the Release and Separation Agreement (with such shares being issued pursuant to the Company’s equity plan and the Company’s effective registration statement on Form S-8); (c) Mango & Peaches Warrant: a cashless warrant for $10,000,000 worth of the Mango and Peaches Corp. common stock, issued upon Completion, in a form to be agreed-to by the Company and Mr. Cohen; (d) Equity Acceleration: all unvested stock options and equity awards shall vest as of the Separation Date; and (e) COBRA Benefits: 12 months of company-paid COBRA continuation coverage. In consideration of the foregoing, Mr. Cohen has agreed to a general release of claims against the Company. Non-disparagement and restrictive covenant obligations survive the separation. As of the date the condensed consolidated financial statements were issued, the transaction had not closed and the acquisition date had not occurred. Accordingly, management cannot reasonably estimate the financial statement effects at this time.

Director and Officer Equity Awards

On July 28, 2026, the Board of Directors of the Company authorized the issuance of fully vested shares of common stock under the Company’s 2022 Equity Incentive Plan (the “Plan”).

The following awards were granted: (a) Kenny Myers (Director): 100,000 shares of common stock; (b) Lorraine D’Alessio (Director): 100,000 shares of common stock; (c) Alex Hamilton (Director): 100,000 shares of common stock; and (d) Eugene Johnston (Chief Financial Officer): 100,000 shares of common stock.

The aggregate 400,000 shares are fully vested upon issuance and subject to any lock-up or transfer restrictions separately agreed.

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

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited condensed consolidated financial statements of the Company for the three and six months ended June 30, 2026 and 2025, above.

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

Introduction

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. An overview of our current operations.

●	Plan of Operations. A description of our plan of operations for the next 12 months including required funding.

●	Results of Operations. An analysis of our financial results comparing the three and six months ended June 30, 2026 and 2025.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

●	Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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

We are not aware of any clinical studies involving the administration of Enclomiphene as an RDT at the dose we provide patients, or the compounding of DHEA, Enclomiphene, and/or Pregnenolone, to treat hormone imbalances, as is contemplated by our MOJO product.

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

Our Compounded Products have been formulated as rapid dissolving tablets (RDT) using a sublingual (applied under the tongue) delivery system to bypass the stomach and liver. It is a generally established principle that sublingual drug absorption through the oral mucosa is generally faster than drug absorption through the gastrointestinal tract. This is because sublingual drugs that are absorbed through the oral mucosa directly enter the systemic circulation, bypassing the gastrointestinal tract and first-pass metabolism in the liver (see H. Zhang et al., Oral mucosal drug delivery: clinical pharmacokinetics and therapeutic applications, 41 Clin Pharmacokinet 661, 662 (2002)). Though the active ingredients that comprise our Mango ED product are meant to treat ED – an issue that according to a 2018 study published in The Journal of Sexual Medicine has been estimated to affect over one-third of today’s men’s population (with prevalence increasing with age) – we are also aiming to brand ourselves as a lifestyle company marketed to men seeking enhanced sexual vitality, performance, and overall mood and confidence.

Marketed Product

We also market and sell the following product (such product, together with our Compounded Products, our “Pharmaceutical Products”):

‘PRIME’ by MangoRx, Powered by Kyzatrex® - ‘PRIME’, by MangoRx, powered by Kyzatrex®, an FDA-approved oral Testosterone Replacement Therapy (TRT) product, available by prescription, that is used to treat adult men who have low or no testosterone levels due to certain medical conditions. ‘PRIME’, by MangoRx, powered by Kyzatrex® is one of only three FDA approved TRT treatments that is delivered orally—as opposed to the traditional, invasive, and inconvenient injection-based drug delivery protocol. ‘PRIME’, by MangoRx, powered by Kyzatrex® delivers testosterone in a softgel capsule that is absorbed primarily via the lymphatic system, avoiding liver toxicity. The benefits of ‘PRIME,’ powered by Kyzatrex®, over traditional injectable TRTs include enhanced vitality, improved mood, sharper cognition, optimized physical performance, and balanced hormonal levels at 96% efficacy by day 90, as demonstrated in Phase 3 clinical research by Marius Pharmaceuticals. With ‘PRIME,’ MangoRx is working to expand broad-based consumer access to this therapy. We are currently limiting sales of ‘PRIME’ to clients in the state of Florida, with plans to expand nationally as we grow.

Business Combination Agreement

On July 29, 2026, the Company entered into a Business Combination Agreement (the “BCA”) with Nuclea Energy Inc., a British Columbia corporation (“Nuclea”), the principal shareholders of Nuclea, and the principal shareholders of the Company (collectively, the “Transaction”).

Pursuant to the BCA, a newly formed subsidiary of the Company (“Amalco Sub”) will amalgamate with Nuclea under the Business Corporations Act (British Columbia). Holders of Nuclea common shares will receive exchangeable shares of “ExchangeCo” (a to be formed wholly-owned subsidiary of the Company), exchangeable on a one-for-one basis for shares of the Company’s common stock (the “Exchangeable Shares”). The transaction utilizes a Canadian exchangeable share structure.

The exchange ratio is the product of (a) the fully-diluted shares of the Company divided by the fully diluted shares of Nuclea, multiplied by (b) 24. This will result (prior to the PIPE share issuance, as discussed below) in the former Nuclea shareholders holding approximately 96% of the Company’s equity on a fully diluted, as-exchanged basis, with existing Company stockholders holding approximately 4%.

Until both (i) the approval of the Company’s shareholders of the issuance of the shares of common stock issuable upon exchange of the Exchangeable Shares and (ii) Nasdaq approval of the initial listing application (collectively, the “Required Approvals”) have been obtained, the aggregate economic rights, voting rights, and exchange rights attributable to the Exchangeable Shares, together with any Company common stock issued pursuant to the Transaction, are limited to 19.99% of the outstanding Company common stock immediately prior to Closing (the “Nasdaq Cap”). Following receipt of the Required Approvals, all previously restricted rights will be unlocked.

The Transaction is structured in two stages consisting of (i) a closing (the “Closing”), which is expected to occur prior to receipt of the Required Approvals and will include completion of the amalgamation, implementation of the exchangeable share structure and concurrent PIPE financing (discussed below), and (ii) a completion (the “Completion”), which will occur following receipt of the Required Approvals and will permit the full implementation of the rights associated with the Exchangeable Shares, including the issuance of the Company common stock in excess of the Nasdaq Cap and the removal of the Nasdaq Cap restrictions applicable to the Exchangeable Shares.

The closing of the Transaction is expected to occur prior to receipt of the Required Approvals. Following Closing, the Company will file a registration statement on Form S-4 containing a proxy statement to solicit stockholder approval of the Transaction. The Completion is expected to occur promptly after receipt of the Required Approvals.

The Completion of the Transaction is subject to the satisfaction or waiver of customary closing conditions, including, among others: (i) Nuclea shareholder approval; (ii) Nasdaq non-objection; (iii) completion of a private investment in public equity (“PIPE”) financing of a minimum of $15,000,000 to be funded into escrow and released at Closing; (iv) the occurrence of no material adverse effect; (v) regulatory approvals under the Investment Canada Act, Competition Act (Canada), and the Hart-Scott-Rodino Antitrust Improvements Act, as applicable; (vi) the Company’s compliance with Nasdaq listing requirements; and (vii) execution of the Cohen Executive Agreements (as defined below).

At Closing, one Company Special Voting Share will be issued to a trustee, carrying aggregate voting rights corresponding to the outstanding Exchangeable Shares, subject to the Nasdaq Cap. At or immediately following Closing, Sagar Sanghera will be appointed to the Board of Directors and Executive Chairman of the Company, Josef Freundorfer will be appointed Chief Executive Officer of the Company, and Jacob D. Cohen will resign as Chief Executive Officer and be appointed President pursuant to the Cohen Executive Agreements. The Board will be further reconstituted following receipt of the Required Approvals as provided in the BCA.

The principal shareholders of Nuclea and certain of the Company’s stockholders, directors, and officers will be subject to lock-up agreements. As a condition to closing, the Company is required to obtain voting support agreements covering not less than 9,119,823 shares of the Company common stock, representing not less than approximately 50.1% of the Company’s currently issued and outstanding common stock, from Jacob Cohen and his affiliates, directors, officers and other significant stockholders. The BCA contains customary termination provisions. The Transaction is intended to qualify as a reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.

Cohen Executive Agreements

As a condition to closing of the Transaction, the Company and Jacob D. Cohen, the Company’s Chief Executive Officer, entered into a release and separation agreement (the “Release and Separation Agreement”) effective as of the execution of the BCA, and, at closing, will enter into a consulting agreement (the “Consulting Agreement” and, together with the Release and Separation Agreement, the “Cohen Executive Agreements”).

Release and Separation Agreement

Pursuant to the Release and Separation Agreement, Mr. Cohen’s employment as Chief Executive Officer will terminate effective upon the closing of the Transaction (the “Separation Date”). In lieu of the change of control payment, bonus, severance payment, and health payment, due under his existing employment agreement, Mr. Cohen will receive the following, similar, but modified severance package: (a) Cash Severance: $1,500,000 payable at Closing; (b) Bonus Shares: 2,000,000 shares of the Company’s common stock issued upon execution of the Release and Separation Agreement (with such shares being issued pursuant to the Company’s equity plan and the Company’s effective registration statement on Form S-8); (c) Mango & Peaches Warrant: a cashless warrant for $10,000,000 worth of the Mango and Peaches Corp. common stock, issued upon Completion, in a form to be agreed-to by the Company and Mr. Cohen; (d) Equity Acceleration: all unvested stock options and equity awards shall vest as of the Separation Date; and (e) COBRA Benefits: 12 months of Company-paid COBRA continuation coverage. In consideration of the foregoing, Mr. Cohen has agreed to a general release of claims against the Company. Non-disparagement and restrictive covenant obligations survive the separation.

Departure of Chief Executive Officer; Appointment of President

As described above, effective upon the closing of the Transaction contemplated by the BCA, Jacob D. Cohen’s employment as Chief Executive Officer of the Company will terminate upon closing of the Transaction. Mr. Cohen’s termination is treated as a termination for Good Reason/without Cause under his existing employment agreement with the Company.

Effective upon the Separation Date, Mr. Cohen will transition to the role of President of the Company in an independent consulting capacity pursuant to a Consulting Agreement.

Post-Completion Board and Management Changes

Following receipt of the Required Approvals and the occurrence of the Completion, the individuals designated by the principal Nuclea shareholders and included as nominees for director in the registration statement on Form S-4, and approved at the Company’s stockholder meeting, will be appointed to the Company’s Board of Directors, and any then-existing directors not so approved will resign. The Company’s Board will also appoint such new executive officers as directed by the principal Nuclea shareholders, and any then-existing executive officers not so appointed will resign from their positions.

Director and Officer Equity Awards

On July 28, 2026, the Board of Directors of the Company authorized the issuance of fully vested shares of common stock under the Company’s 2022 Equity Incentive Plan (the “Plan”).

The following awards were granted: (a) Kenny Myers (Director): 100,000 shares of common stock; (b) Lorraine D’Alessio (Director): 100,000 shares of common stock; (c) Alex Hamilton (Director): 100,000 shares of common stock; and (d) Eugene Johnston (Chief Financial Officer): 100,000 shares of common stock.

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

Plan of Operations

We had a working capital deficit of approximately $1.2 million and working capital of $0.7 million as of June 30, 2026 and December 31, 2025, respectively. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we currently anticipate the need for additional funding in order to continue our operations at their current levels and to pay the costs associated with being a public company for the next 12 months. We may also require additional funding in the future to expand or complete acquisitions.

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

Results of Operations

Comparison of the three months ended June 30, 2026 and 2025

We had revenues of $68,757 for the three months ended June 30, 2026, compared to revenues of $168,109 for the three months ended June 30, 2025, which decrease was mainly due to our focus on in-house website development and testing of a new TRT product in specific markets prior to full launch.

Cost of revenues was $10,437 and $18,815 for the three months ended June 30, 2026 and 2025, respectively, which decrease was due to fluctuations in third-party service provider usage, product promotions and delivery costs during the current period.

Cost of revenues – related party, representing amounts paid to Epiq Scripts, our related party pharmacy (as discussed above) for pharmacy services, totaled $14,105 and $59,346 for the three months ended June 30, 2026 and 2025, respectively, which decrease in the current period was primarily due the decrease in revenue

General and administrative expenses were $256,095 and $1,245,360 for the three months ended June 30, 2026 and 2025, respectively, which decrease was mainly due to a reduction in legal and accounting fees and , offset by increases in travel, consulting, and insurance expenses.

Salaries and benefits were $427,298 and $628,343 for the three months ended June 30, 2026 and 2025, respectively, which decrease was due to changes in personnel. There was an item that has been reclassified, resulting in a prior year change.

Advertising and marketing expenses were $301,445 and $258,295 for the three months ended June 30, 2026 and 2025, respectively. The increase was related to testing new marketing channels and methods..

Investor relations expenses were $0 and $106,000 for the three months ended June 30, 2026 and 2025, respectively, which decrease was due to less spending on company awareness campaigns.

Stock-based compensation totaled $92,417 and $3,120,445 (inclusive of stock issued for services and issuances of options and warrants) for the three months ended June 30, 2026 and 2025, respectively, which decrease was due to the reduction of shares issued for services less options vested..

We had $0 and $21,700 of interest expense for the three months ended June 30, 2026 and 2025, respectively, which decrease was due to the repayment of loans in prior periods.

We had $279,891 of interest expense relating to amortization on discount in connection with the amortization of intangible assets, for the three months ended June 30, 2026, compared to $0 for the three months ended June 30, 2025. There was an item that has been reclassified, resulting in a prior year change.

We had a loss from settlement of $0 and $125,625 for the three months ended June 30, 2026 and 2025, which was in connection with settlements wth Eli Lily and 1800 Diagonal Lending.

We had a net loss of $1,312,931 for the three months ended June 30, 2026, compared to a net loss of $5,415,820 for the three months ended June 30, 2025, a decrease in net loss of $4,102,889 was primarily due to reductions in stock based compensation, legal, payroll and investor relations.

Comparison of the six months ended June 30, 2026 and 2025

We had revenues of $136,621 for the six months ended June 30, 2026, compared to revenues of $277,415 for the six months ended June 30, 2025, which decrease was due to fluctuations in third-party service provider usage, product promotions and delivery costs during the current period.

Cost of revenues was $18,655 and $43,552 for the six months ended June 30, 2026 and 2025, respectively, which decrease was due to product promotions and delivery costs during the current period.

Cost of revenues – related party, representing amounts paid to Epiq Scripts, our related party pharmacy (as discussed above) for pharmacy services, totaled $44,750 and $81,851 for the six months ended June 30, 2026 and 2025, respectively, which decrease in the current period was due to the decrease in revenue.

General and administrative expenses were $1,322,668 and $2,787,804 for the six months ended June 30, 2026 and 2025, respectively, , which decrease was mainly due to a reduction in legal and accounting fees and , offset by increases in travel, consulting, and insurance expenses.

Salaries and benefits were $774,158 and $1,254,941 for the six months ended June 30, 2026 and 2025, respectively, which decrease was due to changes in personnel. There was an item that has been reclassified, resulting in a prior year change.

Advertising and marketing expenses were $395,518 and $540,027 for the six months ended June 30, 2026 and 2025, respectively. The decrease was related to a reduction in advertising and marketing while we focused on our website re-launch and more targeted marketing.

Investor relations expenses were $0 and $1,525,000 for the six months ended June 30, 2026 and 2025, respectively, which decrease was related to a reduction in public awareness campaigns.

Stock-based compensation totaled $1,740,238 and $4,165,924 (inclusive of stock issued for services and issuances of options and warrants) for the six months ended June 30, 2026 and 2025, respectively, which decrease was due to the reduction of shares issued for services less options vested..

We had $0 and $8,000 of interest expense for the six months ended June 30, 2026 and 2025, respectively, which decrease was due to the repayment of loans in prior periods.

We had $556,706 of interest expense relating to amortization on discount in connection with the amortization of intangible assets, for the six months ended June 30, 2026, compared to $0 for the six months ended June 30, 2025. There was an item that has been reclassified, resulting in a prior year change.

We had a loss from settlement of $0 and $125,625 for the six months ended June 30, 2026 and 2025, which was in connection with settlements wth Eli Lily and 1800 Diagonal Lending.

We had a net loss of $4,716,072 for the six months ended June 30, 2026, compared to a net loss of $10,255,309 for the six months ended June 30, 2025, a decrease in net loss of $5,539,237 was primarily due to reductions in stock based compensation, legal, payroll and investor relations.

Liquidity and Capital Resources

As of June 30, 2026, we had $228,688 of cash on-hand, compared to $1,486,338 of cash on-hand as of December 31, 2025. We also had $42 of prepaid expenses, representing payroll taxes, and $16,957 of deposits, as well as $1,292 of property and equipment, net, consisting of computers, $279,246 of right of use-asset in connection with our lease, and $13,646,570 of patents and license agreements, net of amortization and impairment, which license agreement we acquired pursuant to certain Patent Purchase and Master License Agreement, after accounting for an impairment on the license agreement with Propre Energie Inc for Dermytol.

Cash decreased mainly due to funds used in operations with limited fundraising during the six-month period ended June 30, 2026.

As of June 30, 2026, the Company had total current liabilities of $1,398,063, consisting of $889,733 of accounts payable and accrued liabilities, $6,634 of payroll tax liabilities, relating to payroll taxes that are due after June 30, 2026, $275,000 of deposit/contract liability in connection with a proposed business combination no shop provision, $28,301 of operating lease liability (current); $6,000 of amounts owed to related parties, which represented amount due to our CFO; $44,944 of notes payable related parties, which represented amounts due to our CEO and $147,451 of other liabilities including amounts owed to Intramont in connection with the purchase of intellectual property. We also had $250,906 of right-of-use liability relating to operating leases as of June 30, 2026.

As of June 30, 2026, we had $14,172,795 in total assets, $1,648,969 in total liabilities, a working capital deficit of $1.2 million and a total accumulated deficit of $45.4 million.

We have mainly relied on related party loans, funds raised through the sale of securities, mainly through the private placement offerings, our initial public and our subsequent follow-on offering, discussed below, and revenues generated from sales of our Pharmaceutical Products, to support our operations since inception. We have primarily used our available cash to pay operating expenses. We do not have any material commitments for capital expenditures.

We have experienced recurring net losses since inception. We believe that we will continue to incur substantial operating expenses in the foreseeable future as we continue to invest to market and sell our Pharmaceutical Products and to attract customers, expand the product offerings and enhance technology and infrastructure. These efforts may prove more expensive than we anticipate, and we may not succeed in generating commercial revenues or net income to offset these expenses. Accordingly, we may not be able to achieve profitability, and we may incur significant losses for the foreseeable future. Our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of December 31, 2025. Additionally, as of June 30, 2026, our current capital resources, combined with the net proceeds from the offering, are not expected to be sufficient for us to fund operations for the next 12 months. We need to raise funding to support our operations in the future. We may also seek to acquire additional businesses or assets in the future, which may require us to raise funding. We currently anticipate such funding being raised through the offering of debt or equity. Such additional financing, if required, may not be available on favorable terms, if at all. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our shareholders experiencing significant dilution. If such financing is unavailable, we may be forced to curtail our business plan, which may cause the value of our securities to decline in value. Additionally, we may receive funding upon the exercise of outstanding warrants from time to time, which exercises may cause dilution to existing shareholders.

To support our existing operations or any future expansion of business, including the ability to execute our growth strategy, we must have sufficient capital to continue to make investments and fund operations. We have plans to pursue an aggressive growth strategy for the expansion of operations through marketing to attract new customers for our Pharmaceutical Products.

Cash Flows

	Six months ended June 30, 2026	Six months ended June 30, 2025
Cash (used in)provided by:
Operating activities	$(1,571,849)	$(3,531,230)
Investing activities	—	—
Financing activities	316,944	3,565,785
Net increase (decrease) in cash equivalents	$(1,254,905)	$34,555

Net cash used in operating activities was $1,571,849 for the six months ended June 30, 2026, which was mainly due to $4,716,072 of net loss, offset by $1,102,531 of options vested for stock-based compensation and $669,107 of issuance of common stock for services.

Net cash used in operating activities was $3,531,230 for the six months ended June 30, 2025, which was mainly due to $10,255,309 of net loss, offset by $5,113,591 of common stock issued for services, and $695,811 of amortization of license agreement.

There was no net cash used in investing activities for the six months ended June 30, 2026 or 2025.

Net cash provided by financing activities was $316,944 for the six months ended June 30, 2026 and $3,565,785 for the six months ended June 30, 2025, which for the 2025 period, was due to proceeds from the sale of common stock ($1,085,785), collection of subscriptions receivable ($1,150,000), and proceeds from the exercise of warrants ($630,000).

Recent Funding Transactions

December 2025 Securities Purchase Agreement

On December 18, 2025, the Company entered into a securities purchase agreement (the “December 2025 SPA”) with an institutional investor (the “December 2025 Investor”), pursuant to which the Company agreed to issue and sell to such investor (a) in a registered direct offering, (A) 1,430,502 shares of common stock of the Company, at an offering price of $1.295 per share , and (B) 500,000 pre-funded warrants (the “Pre-Funded Warrants”) in lieu of shares of common stock, at an offering price of $1.29499 per Pre-Funded Warrant (such registered direct offering, the “December 2025 Offering”), and (b) in a concurrent private placement, common stock purchase warrants (the “Private Placement Warrants”), exercisable for an aggregate of up to 1,930,502 shares of common stock, at an exercise price of $1.4245 per warrant share for aggregate gross proceeds of approximately $2.5 million.

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

June 2026 Private Placement Subscription

On June 29, 2026, the Company entered into a Subscription Agreement with an accredited investor, pursuant to which the investor purchased 850,000 shares of restricted common stock from the Company, for $0.32 per share, or a total of $272,000. The Subscription Agreement included customary representations and warranties of the investor and the Company and includes piggyback registration rights for a period of one year following the dates of the subscription.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except that as of the six months ending June 30, 2026, we have added procedures to review journal entries prior to posting to the general ledger. Additionally, we are implementing procedures to address our future potential migration to new systems by documenting order details and status that will be maintained internally and reviewed regularly by staff to ensure data is secured and available.

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

Such current litigation or other legal proceedings are described in, and incorporated by reference in, this “Item 1. Legal Proceedings” of this Form 10-Q from, “Part I – Item 1. Financial Statements” in the Notes to Condensed Consolidated Financial Statements in “Note 8 – Commitments and Contingences”, under the heading Legal Matters. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

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

On February 4, 2026, the Company received written notice (the “Notification Letter”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it is not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of thirty (30) consecutive business days (the “Minimum Bid Price Requirement”). The Notification Letter did not impact the Company’s listing of its common stock on the Nasdaq Capital Market at that time. The Notification Letter stated that the Company had 180 calendar days or until August 3, 2026. To regain compliance, the bid price of the Company’s common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. On August 4, 2026, the Company received a letter (the “Second Notice”) from Nasdaq advising that the Nasdaq Staff has determined that the Company is eligible for an additional 180 calendar day compliance period, or until February 1, 2027 (the “Second Compliance Period”), to regain compliance. According to the Second Notice, the Staff’s determination was based on (i) the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market, with the exception of the Bid Price Requirement, and (ii) the Company’s written notice of its intention to cure the deficiency during the Second Compliance Period by effecting a reverse stock split, if necessary.

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

Risks Related to the Transaction Not Closing or Being Delayed

The Transaction is subject to numerous closing conditions, and there is no assurance that the Completion will occur on the anticipated timeline, on the anticipated terms, or at all.

Completion of the Transaction is subject to the satisfaction or waiver of a number of conditions, including, among others, Nuclea shareholder approval, Nasdaq non-objection, completion of a minimum $15,000,000 PIPE financing to be funded into escrow, the absence of a material adverse effect, receipt of regulatory approvals, continued compliance with Nasdaq listing requirements, and execution of the Cohen Executive Agreements. Many of these conditions are outside of our control, and we cannot predict whether or when they will be satisfied.

If any condition to Closing or Completion is not satisfied or waived, the Transaction may be delayed beyond current expectations or may not be completed at all. A failure to complete the Transaction, or significant delay in doing so, could result in a decline in the market price of our common stock, require us to pay costs relating to the Transaction (including significant legal, accounting, financial advisory and other fees) without realizing the anticipated benefits, subject us to litigation, divert the attention of our management and employees from our ongoing business, and damage relationships with employees, customers, suppliers, licensors, and other business partners of both the Company and Nuclea.

The Transaction is structured to occur in two separate stages (1) a Closing that is expected to occur before receipt of the Required Approvals, followed by a later Completion (2) and there is no assurance that Completion will ever occur following Closing.

Unlike a conventional single-step business combination, the Transaction contemplates a Closing (including the amalgamation, implementation of the exchangeable share structure, and the concurrent PIPE financing) that is expected to occur prior to receipt of both Company stockholder approval and Nasdaq approval of the initial listing application, with full implementation of the Exchangeable Shares occurring only later, at Completion. This bifurcated structure means that the Company and Nuclea could become combined at Closing while the full economic, voting, and exchange rights associated with the Transaction remain restricted or unrealized for an indeterminate period, or potentially indefinitely if the Required Approvals are never obtained.

During the period between Closing and Completion, the Company would operate as a combined enterprise without the benefit of a stockholder vote having yet occurred and without certainty that Nasdaq will ultimately approve the initial listing application. If the Company stockholder approval or Nasdaq approval is delayed, withheld, or not obtained, holders of Exchangeable Shares and the Company common stock issued in the Transaction could remain subject to the Nasdaq Cap indefinitely, we could remain unable to complete the governance changes contemplated by the BCA, and stockholders could be left holding an interest in a combined business without the protections a prior stockholder vote is intended to provide.

Our stockholders will experience substantial and immediate dilution as a result of the Transaction, and former Nuclea shareholders are expected to hold approximately 96% of the Company’s equity on a fully diluted basis.

The exchange ratio under the BCA is calculated as the product of (a) the fully diluted Company shares divided by the fully diluted Nuclea shares, multiplied by (b) 24. Based on this formula, and prior to giving effect to the PIPE share issuance, former Nuclea shareholders are expected to hold approximately 96% of the Company’s equity on a fully diluted, as-exchanged basis, with our existing stockholders retaining only approximately 4%. Stockholders should expect their proportionate ownership, voting power, and economic interest in the Company to be reduced dramatically as a result of the Transaction.

The PIPE financing of at least $15,000,000 contemplated by the BCA, as well as any additional equity issuances prior to or in connection with Closing or Completion, will result in further dilution to existing stockholders beyond the dilution described above. The actual exchange ratio, and therefore the actual dilutive effect on existing stockholders, will depend on the fully diluted share counts of both companies as of Closing, which may differ from current estimates.

The Exchangeable Share structure and the related Nasdaq Cap and Special Voting Share arrangements are complex, and their interaction may make it difficult for stockholders to evaluate their post-Transaction rights and the true extent of dilution and change of control.

Rather than issuing the Company common stock directly to Nuclea shareholders, the Transaction uses a Canadian exchangeable share structure under which former Nuclea shareholders will receive exchangeable shares of ExchangeCo, a wholly-owned subsidiary of the Company, that are intended to be exchangeable on a one-for-one basis for the Company common stock. A single Company Special Voting Share, carrying aggregate voting rights corresponding to the outstanding Exchangeable Shares (subject to the Nasdaq Cap), will be issued to a trustee at Closing. This structure is more complex than a conventional stock-for-stock merger and may make it more difficult for our stockholders to understand and evaluate the actual voting power, economic rights, and potential dilution associated with the Transaction.

Until the Required Approvals are obtained, the aggregate economic rights, voting rights, and exchange rights attributable to the Exchangeable Shares and any the Company common stock issued in the Transaction are limited to 19.99% of the Company common stock outstanding immediately prior to Closing. Once the Required Approvals are obtained, this cap is removed and the full dilutive and voting effect of the Transaction, including the approximately 96% ownership position expected to be held by former Nuclea shareholders, will be realized. Stockholders approving the Transaction, or trading in the Company securities, prior to receipt of the Required Approvals may not have a full picture of the ultimate ownership and governance structure of the combined company.

The BCA may be terminated in accordance with its terms, and any such termination could adversely affect our business, financial condition, and stock price.

The BCA contains customary termination provisions that permit the Company, Nuclea, or both, to terminate the agreement under certain circumstances, including, potentially, if the Transaction has not been completed by an outside date, if required approvals are not obtained, or upon other customary triggers. We cannot assure stockholders that the Transaction will not be terminated before Closing or before Completion.

If the BCA is terminated, our stock price may decline to the extent the market price of our common stock reflects an assumption that the Transaction will be completed. A termination could also result in adverse publicity, harm to our relationships with employees, customers, suppliers and other business partners, and could require us to pay significant transaction costs, including legal, accounting, and financial advisory fees, without realizing the anticipated benefits of the Transaction. We may also be required to seek an alternative transaction or continue operating as a standalone company on a smaller scale and with fewer resources than we currently anticipate as part of the combined company, and there is no assurance we would be able to identify or complete an alternative transaction on comparable or favorable terms.

We may lose key employees, officers, and directors, and experience disruption to our business, as a result of the leadership and governance changes contemplated by the Transaction.

The Transaction contemplates significant changes to our management and Board of Directors. Jacob D. Cohen will step down as Chief Executive Officer effective upon Closing and transition to the role of President in an independent consulting capacity, Sagar Sanghera will be appointed to the Board and as Executive Chairman, and Josef Freundorfer will be appointed Chief Executive Officer. Following receipt of the Required Approvals and the occurrence of Completion, our Board of Directors will be further reconstituted with nominees designated by the principal Nuclea shareholders, and any then-existing directors not so approved will resign; similarly, new executive officers as directed by the principal Nuclea shareholders will be appointed, and any then-existing executive officers not so appointed will resign.

These leadership transitions, and the uncertainty they create, may result in the loss of institutional knowledge, key relationships, and continuity of strategy. Current employees, officers, and directors may experience uncertainty about their future roles with the combined company, which could adversely affect morale, productivity, and retention, and could make it more difficult to attract or retain qualified personnel during the pendency of the Transaction and following Closing.

Uncertainty surrounding the Transaction, and the anticipated shift in our business focus, could cause customers, suppliers, licensors, and other business partners to delay, modify, or terminate their relationships with us.

The Transaction contemplates combining the Company’s existing business with Nuclea, a company focused on the development of the Morpheus microreactor, which remains in the conceptual design stage, and related nuclear energy technology. This represents a substantial change from the Company’s current business. Customers, suppliers, distributors, licensors, and other business or commercial partners of the Company may respond to the announcement or pendency of the Transaction, or the resulting change in business strategy, by delaying, modifying, or terminating their relationships with us, seeking to renegotiate existing agreements, or choosing not to enter into new agreements or renewals, whether or not the Transaction is ultimately completed. Similarly, business partners and counterparties of Nuclea may take similar actions in response to the Transaction. Any such actions could adversely affect the revenue, operations, and prospects of the Company, Nuclea, or the combined company, whether or not Closing or Completion occurs.

Our Chief Executive Officer and other directors and officers may have interests in the Transaction that are different from, or in addition to, those of our stockholders generally.

In connection with the Transaction, Mr. Cohen and the Company entered into a Release and Separation Agreement providing for cash severance of $1,500,000 payable at Closing, 2,000,000 bonus shares of the Company common stock, a cashless warrant for $10,000,000 worth of the Mango & Peaches Corp. common stock issuable upon Completion, full acceleration of unvested equity awards, and 12 months of Company-paid COBRA coverage, in lieu of the change of control, bonus, severance, and health payments otherwise provided under his existing employment agreement. In addition, certain directors and officers received fully vested equity awards under the Company’s equity incentive plan on July 28, 2026. These arrangements could be viewed as giving Mr. Cohen and other officers and directors a financial incentive to support and complete the Transaction that differs from, or is in addition to, the interests of stockholders generally, and stockholders should consider these interests in evaluating the Transaction.

We are required to obtain regulatory approvals in multiple jurisdictions, which may not be obtained on a timely basis, or at all, or may be obtained subject to conditions that reduce the anticipated benefits of the Transaction.

Completion of the Transaction is conditioned on receipt of applicable regulatory approvals under the Investment Canada Act, the Competition Act (Canada), and the Hart-Scott-Rodino Antitrust Improvements Act, as applicable. These regulatory review processes can be lengthy and unpredictable, and the applicable authorities may delay approval, impose conditions or restrictions on the combined company, or, in some circumstances, prohibit the Transaction altogether. Any such delay, condition, or prohibition could prevent completion of the Transaction on the anticipated timeline or terms, or at all, and could reduce the anticipated benefits of the Transaction to our stockholders.

Completion of the required PIPE financing is a condition to Closing, and there is no assurance that it will be completed on the anticipated terms, timeline, or amount.

Closing of the Transaction is conditioned on completion of a private investment in public equity (PIPE) financing of a minimum of $15,000,000, to be funded into escrow and released at Closing. There is no assurance that this financing will be completed on the terms currently contemplated, in the required minimum amount, on the anticipated timeline, or at all. If the PIPE financing is not completed, the Transaction may not close. In addition, the terms on which the PIPE financing is completed, including pricing and any associated investor rights, may be dilutive to, or otherwise adverse to the interests of, our existing stockholders.

Even if the Transaction is completed, we may not realize the anticipated benefits of combining with Nuclea, and the combined company will be subject to significant technology development, licensing, and execution risk relating to the Morpheus microreactor and the nuclear energy business.

The anticipated benefits of the Transaction are based on assumptions regarding future electricity demand, the successful development, licensing, and commercialization of the Morpheus microreactor, which remains in the conceptual design stage, and the ability of the combined company to integrate the operations, technology, personnel, and cultures of the Company and Nuclea. Nuclear energy technologies, including microreactors, are subject to lengthy and uncertain regulatory licensing processes, significant capital requirements, and substantial technology and execution risk. There is no assurance that the combined company will be able to obtain necessary nuclear licensing approvals, successfully develop or commercialize the Morpheus microreactor, or otherwise realize the anticipated strategic and financial benefits of the Transaction, and actual results could differ materially from current expectations.

The pendency of the Transaction, and the significant change in business strategy it represents, may result in increased volatility in the market price of our common stock.

The market price of our common stock may fluctuate significantly as a result of developments relating to the Transaction, including announcements regarding satisfaction or waiver of closing conditions, receipt or denial of regulatory or Nasdaq approvals, the outcome of the stockholder vote, changes in the anticipated exchange ratio or dilution, or speculation regarding whether and when the Transaction will be completed. In addition, because the Transaction represents a fundamental change in our business strategy, from our current business to the nuclear energy business conducted by Nuclea, our stock price may reflect substantial uncertainty regarding the value, prospects, and risk profile of the combined company, which may differ significantly from the market’s prior valuation of the Company as a standalone company.

The Transaction, and matters related to it, may give rise to stockholder litigation, which could delay or prevent Closing or Completion or result in significant costs.

Business combination transactions of this type are sometimes subject to lawsuits filed by stockholders challenging the adequacy of disclosure, the process leading to the Transaction, or the fairness of its terms, including the exchange ratio, the Nasdaq Cap mechanics, or the compensation arrangements for departing officers. Such litigation, if it occurs, could result in significant costs to the Company, divert management’s attention from our business and the pending Transaction, and could delay or prevent Closing or Completion, regardless of the outcome of any such litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended June 30, 2026, which have not previously been reported in a Current Report on Form 8-K, except as set forth below:

On July 27, 2026, we entered into a Consulting Agreement with Dorado Goose, LLC (“Dorado”) whereby Dorado agreed to provide management and business advisory related services to the Company during the term of the agreement, which was for 6 months, unless otherwise earlier terminated due to breach of the agreement by either party. In consideration for agreeing to provide the consulting services under the agreement, the Company issued Dorado 250,000 shares of restricted common stock.

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

(c) Rule 10b5-1 Trading Plans. Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement .”

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference herein:

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed/ Furnished Herewith	Form	Exhibit	Filing Date	File Number
2.1♦	Business Combination Agreement, dated July 29, 2026, by and among Mangoceuticals, Inc., Nuclea Energy Inc., the principal shareholders of Nuclea, and the principal shareholders of Mango.*		8-K	2.1	7/30/2026	001-41615
3.1	Amendment to Bylaws of Mangoceuticals, Inc. (Amendment to Section 3.8), effective July 28, 2026.		8-K	3.1	7/30/2026	001-41615
10.1#	Mangoceuticals, Inc. Amendment to Stock Option Agreements (Jacob Cohen), dated March 16, 2026	-	8-K	10.1	3/25/2026	001-41615
10.2#	Clarification Agreement dated May 18, 2026, entered into between Mangoceuticals, Inc. and Jacob Cohen		10-Q	10.2	5/19/2025	001-41615
10.3	Form of Common Stock Subscription Agreement		8-K	10.1	7/2/2026	001-41615
10.4#	Release and Separation Agreement between Mangoceuticals, Inc. and Jacob D. Cohen		8-K	10.1	7/30/2026	001-41615
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set	X

* Filed herewith.

** Furnished herewith.

# Indicates management contract or compensatory plan or arrangement.

♦ Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mangoceuticals, Inc.

Date: August 13, 2026	By:	/s/ Jacob D. Cohen
Jacob D. Cohen
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Eugene M. Johnston
Eugene M. Johnston
Chief Financial Officer
(Principal Financial and Accounting Officer)

